Form 10-K405
period 2001-12-31
AMBASSADORS GROUP INC
filed 2002-03-27
CIK 1162315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 0-33347

Ambassadors Group, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	91-1957010 (I.R.S. Employer Identification No.)

Dwight D. Eisenhower Building 110 S. Ferrall Street Spokane, WA (Address of Principal Executive Offices)	99202 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (509) 534-6200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value

(Title of Each Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      The aggregate market value of the voting stock of the registrant held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on the Nasdaq Stock Market on March 5, 2002, was $87,625,740. The number of shares of the registrant’s Common Stock outstanding as of February 28, 2001 was 9,813,140.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s definitive Proxy Statement relating to the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III.

(This page intentionally left blank)

(This page intentionally left blank)

PART I

Item 1.     Business

OVERVIEW

      The business of Ambassadors Group, Inc. (the “Company” or “Group”) has been active since Ambassadors International, Inc. (“Ambassadors”) was founded in 1967. The Company consists of several specialized private-label travel programs, including (i) the “People to People Student Ambassador Programs” (“Student Ambassador Programs”), which provide opportunities for grade school, junior high, and senior high students to visit domestic and foreign destinations to learn about the history, government, economy and culture of such countries, (ii) the “People to People Sports Ambassador Programs” (“Sports Ambassador Programs”), which provide opportunities for junior high and senior high school athletes to participate in domestic and international sports travel programs, and (iii) the “People to People Ambassador Programs” (“Professional Ambassador Programs”), which provide foreign travel experiences for professionals, with emphasis on meetings and seminars between participants and persons in similar professions abroad.

      Since Ambassador’s initial public offering in 1995, the Company has expanded its operations primarily through internal growth and two acquisitions of travel businesses. Since 1983, the Company has organized programs for more than 188,000 students, adults and athletes in more than 35 countries on five continents. The Company’s educational travel programs feature visits to such countries as Australia, China, France, Germany, Great Britain, Italy and New Zealand. In 2001, approximately 25,800 participants traveled on the Company’s programs.

      The Company believes that its association with People to People International (“People to People”) and its 35 years of continuous experience and relationships arising from organizing travel programs have provided the foundation for the Company to develop and maintain strong strategic alliances, including but not limited to those with Yosemite National Institute, U.S. Tennis Association, the Amateur Athletic Union, USA Volleyball and Swimming, and US Soccer.

      The Company intends to grow the business internally through marketing enhancements, new programs or strategic alliances, and may make selective acquisitions of and joint agreements with travel and travel-related businesses.

      The principal offices of the Company are located in Spokane, Washington.

RELATIONSHIP WITH AMBASSADORS

      Prior to February 28, 2002 (the “Distribution”), Group was a wholly-owned subsidiary of Ambassadors. Effective February 28, 2002, Ambassadors completed the spin-off of Group by virtue of a special stock dividend to its stockholders of all of the outstanding shares of Group that Ambassadors owned. The trading of the common stock of Group on the Nasdaq National Market began on March 1, 2002 under the symbol “EPAX”.

      Group has entered into agreements with Ambassadors that provide for the separation of the Company’s business operations from Ambassadors.

      The agreements between Group and Ambassadors also govern various interim and ongoing relationships. All of the agreements providing for the Company’s separation from Ambassadors were made in the context of the parent-subsidiary relationship and were negotiated in the overall context of the Company’s separation from Ambassadors. The terms of these agreements may be more or less favorable to Group than if they had been negotiated with unaffiliated third parties. See “Risk Factors — Risks Relating to Separating Group from Ambassadors.”

BUSINESS

      The Company organizes and promotes educational travel programs for students, professionals and athletes, principally using the People to People name. People to People International (“People to People”) is a private, non-profit organization dedicated to the promotion of world peace through cultural exchange. People to People was founded by President Dwight D. Eisenhower in 1956 and was originally administered by the U.S. State Department. Eight U.S. Presidents since President Eisenhower have served as Honorary Chairman of People to People, including President George W. Bush, who currently holds that position. Mary Eisenhower, the Chief Executive Officer of People to People, also continues her grandfather’s legacy by serving the organization.

      The Company has the exclusive right to develop and conduct programs for kindergarten through college age students using the People to People name. The Company also has the non-exclusive right to develop, market and operate programs for professionals using the People to People name; however, at the present time, the Company is the only entity that has been given this right by People to People. These rights have been granted pursuant to agreements with People to People, which expire in 2010 and, at the election of the Company, may be further extended through 2020.

      The Company’s Sports Ambassador Programs are very similiar to the Company’s Student Ambassador Programs. Both programs are marketed through a combination of direct mail invitations and follow-up information meetings. Both programs also operate primarily in the summer months of June, July and August. The Sports and Student Ambassador Programs visit a similiar range and mix of international destinations and strive to introduce American youth to other cultures for their own personal growth as well as promoting the mission of world peace.

Student Ambassador Programs

      The Company’s Student Ambassador Programs provide an opportunity for students in the fifth through twelfth grades to travel domestically or visit one or more foreign countries to learn about the history, government, economy and culture of such countries. The Company markets its Student Ambassador Programs through a combination of direct mail and local informational meetings from August through February. Representatives of the Company review candidate applications and conduct selection interviews throughout the country, after which accepted applicants participate in orientation meetings to prepare for their program.

      Student Ambassador Program delegations depart during the summer months, May through August, and generally travel for approximately 14 to 23 days, during which time each delegation visits one or more foreign countries. Each delegation generally consists of approximately 30 to 40 students and several teachers, who act as the delegation’s leaders. Teachers and students comprising a delegation generally come from the same locale. Local guides in each country assist the delegation in their travels.

      Programs are designed by the Company’s staff of international planners and researchers to provide an educational and entertaining travel experience by exposing students to the history, government, economy and culture of the country or countries visited. In each country, the Company contracts with overseas program coordinators to provide day-to-day oversight of the programs. Additionally, a local guide trained by the Company accompanies the group throughout the duration of its program. In most instances, the Company also arranges to provide students the opportunity for a homestay (a brief stay with a host family) which gives students a glimpse of daily life in the visited country.

      Students who complete certain written assignments and other projects can receive high school and university credit for their participation in the program. Universities recognizing academic credit include Stanford University, University of California, Los Angeles, and Georgetown University. All students who successfully complete the program are eligible to receive up to 40 Service Learning Credits, which has become a graduation requirement in many curriculums countrywide.

Sports Ambassador Programs

      The Company’s Sports Ambassador Programs provide an opportunity for athletes to explore the host country’s culture and to participate in international tournaments with teams from across the world in up to 12 different sports. Athletes’ ages range from 11 to 19 years. The Company markets its Sports Ambassador Programs through a combination of direct mail and local informational meetings. Interested athletes apply to the program and are interviewed by representatives of the Company. After which, the selected athletes are accepted for the program.

      Participants in the Sports Ambassador Programs depart during the summer months and travel for 9 to 14 days. Teams are formed based on gender and age. Most teams are comprised of athletes from different states. During a 3 to 4 day training camp, all athletes participate in an individual skill assessment, after which rosters are formed to ensure balanced and competitive teams. After the formation of rosters, the balance of the training camp focuses on team practice and fundamentals, in preparation for the ensuing tournament competition. In each tournament, the Company contracts with overseas tournament organizers to provide day-to-day oversight of the programs. Additionally, athletes are exposed to international culture through Company-arranged educational excursions.

      Athletes in Grades 6 through 12 who complete certain written assignments and projects can receive high school and university credit for their participation in the program. All athletes who successfully complete the program are eligible to receive up to 40 Service Learning Credits, which has become a graduation requirement in many curriculums countrywide.

Professional Ambassador Programs

      The Company’s Professional Ambassador Programs provide professionals with common interests the opportunity to travel abroad to meet and exchange ideas with foreign citizens who have similar backgrounds, interests or professions. The Company markets its Professional Ambassador Programs through a direct mail marketing effort throughout the year. Programs originate from the Company’s internal marketing and research staff, who identify potential delegation topics and leaders. Professional programs have been conducted in such areas as agriculture, economics, education, medicine and science.

      The Company believes that its Professional Ambassador Programs provide participants with enriching experiences and deeper understandings of foreign cultures and peoples than visits arranged independently or through travel agencies. Professional Ambassador Programs operate year-round and are generally designed to provide a specialized adult educational experience. Professional Ambassador Programs travel 10 to 14 days. Unlike travel programs provided by travel agencies, these professional exchanges are intended largely as working trips, with a significant amount of the participant’s time involved in organized meetings, seminars and round-table discussions with their foreign counterparts, inspection visits to major foreign facilities and institutions and informal gatherings with foreign counterparts. Each program is led by a delegation leader chosen by the Company based upon his or her recognition in the field and expertise regarding the special focus of the particular program.

Strategic Alliances

      The Company also operates certain specialty travel programs for domestic travel markets. The Company has entered into an alliance with Yosemite National Institutes, a non-profit organization with operations in Yosemite National Park, Olympic National Park and Golden Gate National Recreation Area. The Company’s agreement with Yosemite National Institutes prescribes the nature, scope and pricing of the travel services provided by Yosemite National Institutes to the Company’s customers. The agreement with Yosemite National Institutes is exclusive, except that Yosemite National Institutes may conduct its own programs. The Company also has an agreement with the Amateur Athletic Union to provide international travel for its players. These programs have included travel to Spain, Switzerland, Austria, and Italy for athletes to play basketball games against the host country’s national teams. The agreements with Yosemite National Institutes and the Amateur Athletic Union currently do not generate significant revenues.

Servicemarks

      The Company has registered a variety of service and trademarks, including the names “Venture into the World”, “High School Student Ambassador Program,” “Citizen Ambassador Program”, “Initiative for Understanding”, and “Youth Summit.” In addition, the Company has the right, subject to certain exceptions, to use People to People’s name, service mark and logo for use in marketing student, athletic, and professional programs. The Company also owns the exclusive right to the names “American People Ambassador Programs” and “Missions in Understanding.” The Company believes that the strength of its service and trademarks is valuable to its business and intends to continue to protect and promote its marks as appropriate. However, the Company believes that its business is not overly dependent upon any trademark or service mark.

Insurance

      The Company maintains insurance coverage that it believes adequate for its business, including but not limited to, a total of $25 million in coverage for professional and general liability policy. The Company also maintains insurance coverage on real property (for owned and, where required, leased property) and personal property on a replacement cost basis. The Company has not experienced difficulty in obtaining adequate insurance coverage. There is no assurance that the insurance maintained by the Company will be adequate in the event of a claim, or that such insurance will continue to be available in the future.

Employees

      On February 4, 2002, the Company employed 129 employees, of which 124 were full-time employees. Of the Company’s full-time employees, 122 are located in Spokane, Washington; two are located in Winnebago, Illinois. The Company has 39 full-time employees engaged in marketing and sales and 85 full-time employees in operations, administration and finance. The Company also employs temporary labor on a seasonal basis to assist it with its direct marketing efforts in recognition of the fact that the Company’s travel programs are seasonal in nature. None of the Company’s employees is subject to collective bargaining agreements or is represented by a union. The Company believes that its labor relations are good.

BUSINESS STRATEGY

      The Company believes that high quality programs and exceptional customer service are and will remain key elements of the Company’s success. The Company’s strategy is to maintain its quality standards while increasing its volume of business. To grow its business, the Company intends to (i) expand the marketing and tour volume of its existing student, sports, and professional travel programs, (ii) introduce new student and sport travel programs and strategic alliances, (iii) expand its professional travel programs, and (iv) pursue acquisition opportunities.

Expand the Marketing and Tour Volume of Existing Student and Sport Travel Programs

      U.S. Census data projects that there will be more than 41.6 million people in the 10 to 19 year old age range by 2005. The Company believes that a large number of qualified students in this age group are not aware of the Company’s youth travel programs. In light of these factors, the Company intends to improve its marketing techniques by targeting additional age groups, making greater use of referrals from teachers, parents and past student travelers, and expanding and refining its extensive databases of potential participants.

Introduce New Student and Sport Travel Programs and Strategic Alliances

      The Company continually seeks to develop and introduce additional innovative, educational travel experiences. The Company intends to continue to maintain its contacts with foreign governmental agencies and officials and intends to continue to utilize these and other foreign contacts to organize opportunities for its program participants that other travel programs do not currently offer. In addition, the Company may develop new youth travel programs organized around common extracurricular activities such as sports, science, nature, and music.

Broaden Professional Travel Programs

      According to U.S. Census data, the number of Americans 45 to 74 years old is expected to grow substantially, increasing to more than 90 million people in 2005 from 79.3 million people in 2000. This trend is expected to benefit the Company, since this population segment historically has been the most likely to participate in one of the Company’s professional travel programs. In addition, the Company believes that American adults increasingly seek the convenience and unique experiences offered by prepackaged vacation tours. Consequently, the Company believes that the opportunity exists to expand its professional educational travel programs by continuing to improve the quality and number of its specialty professional programs and by exploring new country destinations. The Company also intends to develop alliances with partners that have strong brand recognition and access to well defined customer segments.

Pursue Acquisition Opportunities

      The Company considers the industries encompassed by the Group to be large and fragmented, which present attractive acquisition opportunities. The Company believes that the industry’s large size and fragmentation will facilitate acquisitions of businesses that are either compatible with the Company’s current business or represent a developing specialty segment not currently addressed by the Company’s operations.

COMPETITION

      The travel industry in general, and the educational segment of the travel industry in particular, is highly competitive. The Company’s student programs compete with similar educational travel programs operated by other individuals and organizations, as well as independent programs organized and sponsored by local teachers with the assistance of local travel agents. The Company’s sports programs compete with independent organizations, which organize and travel already intact teams for international competition. The Company’s professional programs compete with independent professional associations that sponsor and organize their own travel programs through the assistance of local travel agents, and other organizations that design travel programs for adults.

      The Company believes that the principal basis of competition in the educational segment of the market are the quality and uniqueness of the educational program offered, customer service, reputation and program cost. The Company believes that its agreements with People to People, as well as its 35 years of experience organizing student and professional educational programs and established relationships with public officials, organizations and residents in countries in which it provides programs, allow the Company to provide an educational opportunity that is not easily duplicated by competitors’ programs.

      The Company believes that the barriers to entry are relatively low for any future competitors. Certain organizations engaged in the travel business have substantially greater financial, marketing and sales resources than the Company. There can be no assurance that the Company’s present or future competitors will not exert significant competitive pressures on the Company.

RISK FACTORS

      The following factors should be considered in addition to other information included in this report. These factors include Risks Relating to Group’s Business, Risks Relating to Separating Group from Ambassadors, Risks Relating to Transitional Services, and Risks Relating to the Securities Markets and Ownership of Group Common Stock.

Special Note Regarding Forward-Looking Statements

      This report contains forward-looking statements that involve risks and uncertainties and that should not be fully relied upon. The Company may use the words such as “anticipates,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” and similar expressions to identify such forward-looking statements. This report also contains forward-looking statements attributed to certain third parties relating to their estimates regarding the growth of certain markets. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause the Company’s actual results to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors, include among others, those identified under “Risk Factors” and elsewhere in this report.

Risks Relating to Group’s Business

International Operations and Natural Occurrences; Travel Industry

      Because substantially all of the Company’s travel programs are conducted outside the United States, the Company’s operations are subject to special risks inherent in doing business internationally. Such risks include the adverse effects on operations from war, international and domestic terrorism, civil disturbances, political instability, governmental activities and deprivation of contract rights. Periods of international and domestic unrest, such as those caused by and following the attacks on September 11, 2001, have reduced demand for the Company’s travel programs and could have a material adverse effect on the Company’s business and results of operations. Examples of such past events include the Gulf War in 1991, civil unrest in China in 1989 and the Chernobyl disaster in 1986.

      In the past, gross receipts from programs to Europe, the South Pacific (Australia and New Zealand) and China have accounted for a majority of the Company’s gross receipts. The occurrence of any of the events described above or other unforeseen developments in one or more of these regions would have a material adverse effect on the Company. Demand for the Company’s travel programs also may be adversely affected by natural occurrences such as hurricanes, earthquakes, epidemics and flooding in geographic regions in which the Company conducts its travel programs.

      The Company’s results of operations will depend upon factors affecting the travel industry in general. The Company’s revenues and earnings are especially sensitive to events that affect domestic and international air travel and the level of hotel reservations. A number of factors, including those mentioned above, a rise in fuel prices or other travel costs, excessive inflation, currency fluctuations, extreme weather conditions and concerns about passenger safety could result in a temporary or longer-term overall decline in demand for the Company’s travel programs. Demand for the Company’s products and services may be significantly affected by the general level of economic activity and employment in the United States and key international markets. Therefore, any significant economic downturn or recession in the United States or these other markets could have a material adverse effect on the business, financial condition and results of operations of the Company.

     September 11 and Terrorism

      Terrorist attacks, such as the attacks that occurred on September 11, 2001, the response by the United States since October 7, 2001 and other acts of violence or war have and will affect the travel industry generally, the markets in which the Company operates, the Company’s operations and profitability. Further terrorist attacks against the United States or United States businesses at home and abroad may occur. The September 11 attacks have had a very negative impact on domestic and international air travel and the travel industry generally. As a result, the Company has experienced a significant reduction in registrations and increased cancellations for its future travel programs. The potential near-term and long-term effect these attacks may have for the Company’s customers, the market for the Company’s common stock, the markets for our services and the U.S. economy are uncertain. The consequences of any terrorist attacks, or any armed conflicts which may result, are unpredictable, and the Company may not be able to foresee events that could have an adverse effect on its business or operations.

     Seasonality; Fluctuations in Quarterly Results

      The Company’s businesses are highly seasonal. The Company recognizes gross program receipts, revenues and program pass-through expenses upon the departure of its program participants. The majority of the Company’s travel programs are scheduled in June and July of each year, and the Company anticipates that this trend will continue for the foreseeable future. Substantially all of the Company’s operating income is generated in this period, which historically has offset the operating losses incurred during the rest of the year. The Company’s annual results would be adversely affected if the Company’s revenues were to be substantially below seasonal norms during the second and third quarters of the year. The Company’s operating results may fluctuate as a result of many factors, including the mix of student, sport, and professional programs and program destinations offered by the Company and its competitors, the introduction and acceptance of new programs and program enhancements by the Company and its competitors, timing of program completions, cancellation rates, competitive conditions in the industry, marketing expenses, extreme weather conditions, international or domestic conflicts, timing of and costs related to acquisitions, changes in relationships with certain travel providers, economic factors and other considerations affecting travel. In addition, the Company records on a quarterly basis realized gains and losses on its forward foreign exchange contracts that do not qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133. As a result of the foregoing, annual or quarterly operating results may be below the expectations of public market analysts and investors. In such event, the price of the common stock could be materially and adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Competition

      The travel industry in general and the educational segment of the travel industry is highly competitive and has relatively low barriers to entry. The Company competes with other companies that provide similar educational travel programs for students as well as independent programs organized and sponsored by local teachers with the assistance of local travel agents. Under the terms of the Company’s agreement with People to People, People to People reserves the right to offer programs to college students for studies abroad and to grant other entities, which compete with the Company, the right to use the People to People name in connection with People to People’s professional education programs. In general, the Company’s professional travel programs compete with independent professional organizations that sponsor and organize their own travel programs through the assistance of local travel agents, and other organizations that offer travel programs for adults. Some of the Company’s competitors are larger and have greater brand name recognition and financial resources than the Company. There can be no assurance that the Company will be able to compete successfully, and the failure to compete successfully may have a material adverse effect on the business, financial condition and results of operations of the Company.

     Dependence on “People to People”

      The Company’s agreements with People to People give the Company the exclusive right to develop and conduct programs for kindergarten through college age students using the People to People name, and the non-exclusive right to develop and conduct programs for professionals using the People to People name. The Company’s agreements with People to People, however, allow People to People to continue to conduct college and professional seminars and internship programs and to develop other student, sport and professional programs. The People to People agreements expire in 2010 and, at the election of the Company, may be further extended through 2020. The Company believes that it derives benefit from its ability to market its programs using the People to People name. There can be no assurance that, if the Company’s agreements with

People to People were terminated or if the Company was unable to use the People to People name to market new programs or destinations, the Company’s business, financial condition and results of operations would not be materially or adversely affected.

     Dependence on Travel Suppliers

      The Company is dependent upon travel suppliers for access to their products and services. Travel suppliers include airlines, hotels, bus lines and other participants in the travel industry. Consistent with industry practices, the Company currently has no long-term agreements with its travel suppliers that obligate such suppliers to sell services or products through the Company on an ongoing basis. Therefore, the Company’s travel suppliers generally can cancel or modify their agreements with the Company upon relatively short notice. In addition, any decline in the quality of travel products and services provided by these suppliers, or a perception by travelers of such a decline, could adversely affect the Company’s reputation. The loss of contracts, changes in the Company’s pricing agreements, commission schedules or incentive override commission arrangements, more restricted access to travel suppliers’ products and services or less favorable public opinion of certain travel suppliers and resulting low demand for the products and services of such travel suppliers could have a material adverse effect on the business, financial condition and results of operations of the Company.

Dependence on Key Personnel

      The Company’s performance is substantially dependent on the continued services and performances of its senior management and certain other key personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company does not have long-term employment agreements with any of its executive officers. The Company’s future success also depends on its ability to identify, attract, hire, train, retain and motivate other highly skilled managerial, marketing and customer service personnel. The failure to retain and attract necessary managerial, marketing and customer service personnel could have a material adverse effect on the Company’s business, financial condition and results of operations.

     Government Regulation and Taxation

      Many travel suppliers, particularly airlines, are subject to extensive regulation by federal, state and foreign governments. In addition, the travel industry is subject to certain special taxes by federal, state, local and foreign governments, including hotel bed taxes, car rental taxes, airline excise taxes and airport taxes and fees. New or different regulatory schemes or changes in tax policy could have an adverse impact on the travel industry in general and could have a material adverse effect on the business, financial condition and results of operations of the Company.

     Fluctuation of Currency Exchange Rates: Increased Costs

      Many of the Company’s arrangements with its foreign-based suppliers require payment to be made in foreign currencies. Any decrease in the value of the U.S. dollar in relation to foreign currencies has the effect of increasing the cost of the services to be provided. Since late 1993, the Company generally has purchased forward contracts to help manage program costs and hedge against foreign currency valuation increases. While the ability to utilize forward contracts for the delivery of foreign currencies can mitigate the effect of increased program costs and foreign currency exchange fluctuations, there can be no assurance that increased program costs relating to such currency fluctuations will not be substantial in future periods. The Company’s contract with participants in its travel programs provides the Company the option, and historically the Company has attempted, to pass along any increase in program costs resulting from currency fluctuations to program participants. Nonetheless, there can be no assurance that the Company will be able to increase program prices to offset any such cost increases in the future and any failure to do so could have a material adverse effect on the Company’s business, financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Casualty Losses

      Due to the nature of its business, the Company may be subject to liability claims arising out of accidents or disasters causing injury to participants in its programs, including claims for serious personal injury or death. The Company believes that it has adequate liability insurance for risks arising in the normal course of its business. Although there have been no claims the Company has experienced for which it did not have adequate insurance coverage, there can be no assurance that insurance coverage will be sufficient to cover one or more large claims or that the applicable insurer will be solvent at the time of any covered loss. Further, there can be no assurance that the Company will be able to obtain insurance coverage at acceptable levels and cost in the future. Successful assertion against the Company of one or a series of large uninsured claims, or of one or a series of claims exceeding any insurance coverage, could have a material adverse effect on the Company’s business, financial condition and results of operations. See “Business — Insurance.”

Continued Control of the Company by Certain Stockholders

      Upon completion of the Distribution, John Ueberroth, Joseph Ueberroth and Peter Ueberroth (all family members) will beneficially own in the aggregate approximately 30% of the outstanding shares of the Company’s common stock. Accordingly, they will likely be able to exercise effective voting control of the Company, and would likely be able to elect all of the Company’s directors and be able to determine the outcome of any matter being voted upon by the Company’s stockholders, including any merger, sale of assets or other change in control of the Company. The Ueberroths’ ownership position, together with the antitakeover effects of certain provisions contained in the Company’s Certificate of Incorporation and Bylaws, may have the effect of delaying or preventing a change of control of the Company.

Risks Relating to Separating Group from Ambassadors

Indemnification of Ambassadors for Tax Liabilities Incurred in Connection with the Distribution

      The Company and Ambassadors have entered into a tax sharing agreement pursuant to which the Company has agreed to indemnify Ambassadors for certain taxes and similar obligations that it could incur if the Distribution does not qualify for tax-free treatment due to any of the following events:

•	the acquisition of a controlling interest in Group stock after the Distribution;

•	Group’s failure to continue its business after the Distribution;

•	a repurchase of Group stock; or

•	other acts or omissions by the Company.

      Internal Revenue Service regulations provide that if another person or group acquires a 50% or greater interest in the Company’s stock within two years of the Distribution, a presumption will arise that the acquisition was made in connection with the Distribution, causing the Distribution to become taxable to Ambassadors. This presumption may deter other companies from acquiring the Company for two years after the Distribution. In addition, Ambassadors has agreed to indemnify the Company for any tax liabilities the Company incurs as a result of its operations and Ambassadors’ operations prior to the Company’s separation from Ambassadors. Nevertheless, the Company may be held jointly and severally liable for such liabilities, and it cannot make any assurances that it will be able to recover from Ambassadors any losses it may suffer. If the Company takes any action or fails to take any action that would cause Ambassadors’ distribution of its common stock to be taxable to Ambassadors, the Company’s financial condition could be seriously harmed.

Group’s Historical Financial Information May Not Be Representative of Its Results as a Separate Company

      Group’s financial statements have been carved out from the consolidated financial statements of Ambassadors using the historical operating results and historical bases of the assets and liabilities of the Ambassadors business that Group comprises. Accordingly, the historical financial information of the Company does not necessarily reflect what the Company’s financial position, operating results and cash flows as if the Company had been a separate, stand-alone entity during the periods presented. The Company’s costs and expenses include allocations from Ambassadors for centralized corporate services and infrastructure costs, including legal, accounting, insurance, finance and information technology. See “Notes to Consolidated Financial Statements, Note 10.”

      These allocations have been determined on bases that Ambassadors and the Company consider to be reasonable reflections of the utilization of services provided to or the benefit received by the Company. The historical financial information is not necessarily indicative of what the Company’s operating results, financial position and cash flows will be in the future. While the Company has made certain adjustments to its historical financial information, it has not made all of the necessary adjustments to its historical financial information to reflect all significant changes that will occur in its cost structure, funding and operations as a result of its separation from Ambassadors, including increased costs associated with reduced economies of scale, increased marketing expenses related to building a company brand identity separate from Ambassadors and increased costs associated with being a publicly-traded, stand-alone company.

Reliance on Ambassadors to Fund Future Capital Requirements; Availability of Future Financing

      In the past, Group has been able to satisfy its own capital requirements without assistance from Ambassadors. Ambassadors has agreed to provide a credit facility to Group in the amount of $20 million. In addition allocations of cash at the time of the Distribution were as follows: (i) Group keeps the cash required to operate travel programs for which it has received participant deposits or paid vendor deposits and (ii) Group keeps an amount equal to the cash required for Group’s post-separation operations. Ambassadors keeps the remaining cash not specifically allocated to Group pursuant to the formula. The measurements or estimates for the preceding allocations were made at the end of the month in which the Distribution was approved by Ambassadors’ Board of Directors. Nevertheless, following the Distribution, Group no longer has the option of relying on Ambassadors to finance its capital requirements.

      The Company believes that its capital requirements will vary from quarter to quarter, depending on, among other things, capital expenditures, fluctuations in operating results, financing activities, acquisitions and investments and receivables management. The Company believes that its future cash flow from operations will be sufficient to satisfy its working capital, capital expenditure and product development requirements for the foreseeable future. However, the Company may require or choose to obtain additional debt or equity financing in order to finance acquisitions or other investments in its business. Future equity financings would be dilutive to the existing holders of Group common stock. Future debt financings could involve restrictive covenants. The Company may not be able to obtain financing with interest rates as favorable as those that Ambassadors could obtain or at all.

Ambassadors’ Inability to Fund the Credit Facility Could Have a Material Adverse Effect on the Company

      As part of the Distribution, Ambassadors agreed to provide a credit facility in the amount of $20 million to the Company. Ambassadors’ ability to fund the credit facility could be impaired due to a variety of factors including sudden capital expenditures, fluctuations in operating results, financing activities and receivables management. To the extent any one of these factors caused an impairment in Ambassadors’ ability to fund all or part of the $20 million, the Company would be forced to seek and obtain alternative financing in the form of debt or equity. There can be no assurance that the Company would be successful in obtaining alternative financing on favorable terms, or at all. The Company’s failure to obtain such financing or to obtain such financing on favorable terms could have a material adverse effect on the Company’s business, financial condition and results of operations.

Company’s Officers and Directors May Have Conflicts of Interest Due to Their Ownership of Ambassadors Common Stock

      Many of the Company’s directors and executive officers own substantial amounts of Ambassadors common stock and options to purchase Ambassadors common stock. Ownership of Ambassadors common stock by the Company’s directors and officers after the separation from Ambassadors could create, or appear to create, potential conflicts of interest when directors and officers are faced with decisions that could have different implications for Ambassadors and the Company.

Company’s Directors May Have Conflicts of Interest Due to Their Dual Service as Directors of Ambassadors International

      The Company’s directors also serve as directors (and executive officers in one instance) of Ambassadors. Whenever a director of the Company serves as an executive officer or director of another entity such as Ambassadors, there is the potential for a conflict of interest, i.e., that the fiduciary obligations of an individual to Ambassadors conflict with the fiduciary obligations to the Company and vice versa. Involvement by these same individuals in the affairs of Ambassadors specifically creates demands on their time and resources which may be needed for the Company and its affairs. The Company’s directors will resolve all conflicts in accordance with their fiduciary duties and will utilize an audit committee to approve all related party transactions as required by NASD Marketplace Rules.

Risks Relating to Transitional Services

      The Company and Ambassadors have agreed to provide transitional services to each other, including services related to finance and accounting. These transitional services will not exceed a term of 12 months from the Distribution Date unless extended by the Company and Ambassadors. The services are primarily services of the Company being transferred to Ambassadors, and are not expected to exceed the 12 month term.

Risks Relating to the Securities Markets and Ownership of Group Common Stock

Sales of Company Common Stock in Connection with the Distribution; Stock Price Decline

      Ambassadors distributed all of the 9,813,140 shares of Group common stock it owned to its stockholders. Substantially all of these shares are eligible for immediate resale in the public market. The Company is unable to predict whether a sufficient number of buyers or sellers are or will continue to be available for its stock in the open market.

Company’s Securities Have No Prior Market; Stock Price Decline After the Distribution

      Prior to the Distribution there was not a public market for the Company’s common stock, and an active public market for the Company common stock may not develop or be sustained after the Distribution. The market price of the Company’s common stock could be subject to significant fluctuations after the Distribution. Among the factors that could affect the Company’s stock price are:

•	quarterly variations in operating results;

•	changes in revenue or earnings estimates or publication of research reports by analysts;

•	speculation in the press or investment community;

•	strategic actions by the Company or its competitors, such as acquisitions or restructurings;

•	actions by institutional stockholders;

•	general market conditions; and

•	domestic and international economic factors unrelated to the Company’s performance.

      The stock markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of the Company’s common stock. In particular, the Company cannot make assurances that its stock will sell at any particular price, or at all.

Item 2.     Properties

      The principal executive offices of the Company, consisting of approximately 45,000 square feet, are located in Spokane, Washington and are occupied pursuant to a lease that expires December 31, 2004. The lease currently provides for monthly rental payments of approximately $37,000. The Company may cancel the lease without penalty (upon one year’s prior notice) and also may extend the term of the lease for an additional ten year period upon providing written notice to the Lessor of its intention to exercise such option at least six months prior to the end of the initial term in 2004. If the Company elects to exercise the extension option, the monthly rental during the renewal period will be the fair market rental value of the leased premises as of the date the option is exercised (as determined based on market rentals of similar properties in the Spokane, Washington area).

      The Company occupies office space totaling approximately 10,850 square feet in Spokane, Washington, pursuant to a lease dated October 2, 2000, which expires in 2004. The lease may be extended an additional five years with 120 days advance notice to the landlord. Current monthly rent approximates $4,200 per month, with increases specified in the lease. If the lease option to extend is chosen, the lease payments will increase pursuant to the lease terms.

      The Company also leases approximately 900 square feet of office space in Winnebago, Illinois for a monthly rental of approximately $600 pursuant to a lease that expires in August 2002.

      Management believes that its existing facilities are sufficient to meet its present needs and anticipated needs for the foreseeable future. However, additional facilities may be required in connection with future business acquisitions.

Item 3.     Legal Proceedings

      The Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business, the outcome of which the Company believes will not have a material adverse effect on its business, financial condition, cash flows or results of operations.

Item 4.     Submission of Matters to A Vote of Security Holders

      Prior to the Company’s legal separation from Ambassadors, the Company’s sole stockholder, on February 28, 2002, all stockholder approvals were taken by Ambassadors by written consent. Such approvals included approving the Company’s 2001 Equity Participation Plan and Amended and Restated Certificate of Incorporation.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Stock Market and Other Information

      The Company’s common stock has been traded on the Nasdaq National Market under the symbol EPAX since March 1, 2002. As of March 4, 2002, there were approximately 46 holders of record of the Company’s Common Stock. This number does not include beneficial owners holding shares through nominee or street name. Prior to March 1, 2002, there was no public trading market for the Company’s equity securities. The range of high and low sales prices for the period from March 1, 2002 to March 20, 2002 is $15.50 and $11.50, respectively.

Dividend Policy

      The Company declared and paid cash dividends to Ambassadors during the first quarter of 2002, 2001, and 1998. The payment of dividends in the future will be at the discretion of the Board of Directors and will be dependent upon the Company’s financial condition, results of operations, capital requirements and such other factors as the Board of Directors, in its discretion, deems relevant.

Transfer Agent and Registrar

      ChaseMellon Shareholder Services of Los Angles, California serves as transfer agent and registrar of the Company’s Common Stock.

Item 6.     Selected Financial Data

      This section presents the Company’s historical financial data which should be read carefully with the financial statements included in this Form 10-K, including the notes to the consolidated financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The statement of operations data for each of the years in the three year period ended December 31, 2001, and the balance sheet data as of December 31, 2001 and 2000 have been derived from audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the year ending December 31, 1998 and the balance sheet data as of December 31, 1999 and 1998, has been derived from the audited financial statements, which are not included in this Form 10-K. The balance sheet and statement of operations data as of and for the year ended December 31, 1997 have been derived from unaudited financial statements not included in this Form 10-K. The unaudited information has been presented on the same basis as the audited financial statements and has included all adjustments, consisting only of normal occurring adjustments that are considered necessary for a fair presentation of the Company’s financial position and operating results for these periods. Historical results are not necessarily indicative of future results.

	December 31,

	2001(C)	2000	1999	1998	1997

					(Unaudited)
Statement of operations data(A):
Net revenue(B)	$43,414	$40,322	$26,533	$24,429	$21,304
Selling and tour promotion expenses	$15,253	$17,177	$11,358	$8,714	$7,700
General and administrative expenses	$9,670	$7,816	$5,957	$5,300	$4,771
Write down of intangible assets	$5,937	—	—	—	—
Operating income	$12,554	$15,329	$9,218	$10,415	$8,833
Cumulative affect of accounting change	—	—	—	$128	—
Net income after tax	$9,488	$11,056	$6,701	$7,470	$5,743
Earnings per share — basic and diluted	$0.97	$1.13	$0.68	$0.76	$0.59
Balance sheet data(D):
Cash, cash equivalents, and available for sale securities(E)	$39,773	$71,543	$39,897	$23,335	$17,931
Total assets	$46,123	$81,142	$49,398	$26,259	$21,357
Total stockholder’s equity	$24,839	$53,554	$34,634	$17,762	$13,335

(A)	In February 1996, the Company expanded its professional programs and in June 1999, the Company expanded its sports programs through the acquisitions of American People Ambassador Programs, Inc. and Travel Dynamics, Inc. These acquisitions are included in the Company’s statement of operations since the dates of acquisition.

(B)	Net revenue is a function of gross program receipts less program pass through expenses. Program pass through expenses include all direct costs associated with the Company’s programs, including costs related to airfare, hotels, meals, ground transportation, guides, professional exchanges and changes in currency exchange rates. Gross program receipts during the years ended December 31, 2001, 2000, 1999, 1998, and 1997 was $116.3 million, $107.8 million, $71.6 million, $67.4 million, and $60.2 million.

(C)	Excluding the effects of a write down of intangible assets during the year ended December 31, 2001, operating income, net income after tax, and basic and diluted earnings per share would have been $18.4 million, $13.3 million, and $1.35, respectively.

(D)	All of the Company’s acquisitions have been accounted for under the purchase method of accounting. Therefore, the balance sheet data includes the accounts of the acquired entities as of their respective dates of acquisition.

(E)	Cash and cash equivalents and available-for-sale securities include restricted cash equivalents of a nominal amount for the period ended December 31, 2001 and the amount of $112,000 for the periods ended December 31, 2000 and 1999. For the periods ended December 31, 1998 and 1997, cash, cash equivalents, and available-for-sale securities include restricted cash equivalents in the amounts of $152,000 and $125,000, respectively.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto in this Report. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding the Company’s business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, and involve risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements.

General

      The Company is engaged primarily in promoting and organizing international educational travel programs for students, athletes, and professionals. These programs provide the opportunities for grade school, junior, and senior high school students to visit foreign countries to learn about the history, government, economy and culture of such countries, as well as provide opportunities for junior and senior high school athletes to participate in domestic and international sports challenges. The Company’s professional programs emphasize meetings and seminars between participants and persons in similar professions abroad.

      The Company was founded in 1967 and was reincorporated in Delaware in 1995, when it was purchased and consolidated with Ambassadors. Since Ambassador’s initial public offering in August 1995, the Company has expanded its operations primarily through internal growth and acquisitions of businesses within the travel industry. These acquisitions included a February 1996 acquisition of certain assets of Marc L. Bright and Associates and a June 1999 acquisition of certain assets of Travel Dynamics, Inc. Both of these acquisitions were accounted for under the purchase method of accounting. Therefore, the results of operations of the acquired businesses are included in the Company’s results of operations since their respective dates of acquisition.

      Gross program receipts reflect total payments received by the Company. Gross program receipts less program pass-through expenses constitute the Company’s revenues. Program pass-through expenses include all direct costs associated with the Company’s programs including costs related to airfare, hotels, meals, ground transportation, guides, professional exchanges, and changes in currency exchange rates. The Company recognizes gross program receipts, pass-through expenses and revenues upon the departure of the program participant. Operating expenses, which are expensed by the Company as incurred, are the costs related to the creation of programs, promotional materials and marketing costs, salaries, rent, other general and administrative expenses and all of the Company’s ordinary expenses. The Company’s policy is to obtain payment for substantially all travel services prior to entering into commitments for incurring expenses relating to such travel.

      The Company’s businesses are seasonal. The majority of the Company’s travel programs occur in June and July of each year. The Company has historically earned more than three-quarters of its annual revenues in the second and third quarters, which the Company anticipates will continue for the foreseeable future. Historically, these seasonal revenues have more than offset operating losses incurred during the rest of the year. The Company’s annual results would be adversely affected if the Company’s revenues were to be substantially below seasonal norms during these periods. The Company’s operating results may fluctuate as a result of many factors, including the mix of student, sport, and professional programs, the mix of programs and program destinations offered by the Company and its competitors, the introduction and acceptance of new programs and program enhancements by the Company and its competitors, timing of program completions, cancellation rates, competitive conditions in the industry, marketing expenses, extreme weather conditions, international conflicts, timing of and costs relating to acquisitions, changes in relationships with certain travel providers, economic factors and other considerations affecting travel.

      The substantial majority of the Company’s programs take place outside the United States and most foreign suppliers require payment in local currency rather than U.S. dollars. Accordingly, the Company is exposed to foreign currency risks in certain countries as foreign currency exchange rates between those currencies and the U.S. dollar fluctuate. To manage these risks, the Company enters into forward foreign exchange contracts and forward contracts with synthetic options.

      These foreign exchange contracts are entered into to support normal anticipated recurring purchases, and accordingly, are not entered into for speculative purposes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”

Critical Accounting Policies

      The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including cash and cash equivalents, available-for-sale securities, investments, intangible assets, income taxes, derivative financial instruments, and contingencies and litigation.

      Cash, cash equivalents, and available-for-sale securities are exposed to concentrations of credit risk. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such balances may be in excess of the federal depository insurance limit or may be on deposit at institutions which are not covered by this insurance. If such institutions were to become insolvent during which time it held the Company’s cash, cash equivalents, or available-for-sale securities in excess of the insurance limit, it would be necessary for the Company to obtain credit financing to operate its programs.

      The Company owns minority investments in other operating companies and joint ventures. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value.

      The Company values its goodwill and intangible assets using fair value on the date of an acquisition. The Company periodically assesses the recoverability of the recorded goodwill based upon the expected undiscounted cash flows of the business operations that generated the goodwill. As experienced during the fourth quarter of 2001, impacts of international unrest, terrorism, and the resulting economic downturn can influence the recoverability of the goodwill and intangible assets carrying value. During the fourth quarter of 2001, the Company recorded a charge related to management’s conclusion that the goodwill was impaired (see note 12 in the Consolidated Footnotes to the Financial Statements). The impact of external influences such as terrorism combined with the effects to the Company’s operations could result in future inability to recover the carrying value of the goodwill and intangible assets that may not be reflected in the assets’ carrying values.

      The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

      The Company uses foreign currency exchange contracts as part of an overall risk-management strategy. These instruments are used as a means of mitigating exposure to foreign currency risk connected to anticipated travel programs. In entering into these contracts, the Company has assumed the risk which might arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any losses as a result of counterparty defaults. However, if such defaults occurred, the necessity would arise to locate alternative counterparties, or the Company would then consider alternate means of settling its foreign exchange contractual obligations.

      The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

      The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to consolidated revenues.

	Year Ended December 31,

	2001(A)	2000	1999	1998	1997

	% of revenues
Net revenue	100%	100%	100%	100%	100%
Selling and tour	35	43	43	36	36
General administrative	22	19	22	22	21
Write down of intangible assets	14	—	—	—	—
Operating income	29%	38%	35%	43%	41%
Other income	5	4	3	3	-1
Income before tax	34%	42%	38%	45%	41%
Income tax provision	12	14	13	15	14
Net income	22%	27%	25%	31%	27%

(A)	Excluding the effects of a write down of intangible assets during the year ended December 31, 2001, the relative percentages of operating income, income before tax, and net income to consolidated revenues would have been 43%, 48%, and 31%, respectively.

Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000

      Gross program receipts increased to $116.3 million in the year ended December 31, 2001 from $107.8 million in the same period of 2000. The $8.5 million or 8% increase is primarily the result of an increase in traveled participants. The Company traveled over 25,800 participants during 2001 as compared to approximately 25,300 participants during 2000.

      Net revenue increased to $43.4 million in the year ended December 31, 2001 from $40.3 million in the same period of 2000. This increase is the result primarily of reductions in program pass through expenses, combined with the effects of increased participants. Gross margins (revenue as a percentage of gross program receipts) remained consistent during the years ended December 31, 2001 and 2000 at 37%.

      The Company’s policy is to expense all selling and tour promotion costs as they are incurred. Selling and tour promotion expenses decreased to $15.3 million from $17.2 million when comparing the years ended December 31, 2001 and 2000, respectively. This decrease can be directly tied to the effects of the Company’s marketing emphasis after the terrorist attacks of September 11, 2001. All marketing ceased for a time period post September 11, causing in a delay of the expenses being incurred. The Company also experienced a reduction in force during the fourth quarter of 2001 as a result of the downturn of the travel industry, which produced cost savings.

      General and administrative expenses increased to $9.7 million in the year ended December 31, 2001 from $7.8 million during the comparable period in 2000. The $1.9 million increase is due to a number of factors, included but not limited to professional fees and personnel costs.

      During the fourth quarter of 2001, the Company incurred a $5.9 million impairment expense for intangible assets, incurred primarily as a result of the impact to operations of the terrorist acts that occurred on September 11, 2001, the response by the United States since October 7, 2001, and the resulting negative impact these events have had on domestic and international air travel, and the travel industry in general.

      During 2001, the Company earned operating income of $12.6 million in comparison to the operating income of $15.3 million in 2000. Excluding the impairment of intangibles charges during 2001, operating income would have been $18.5 million. Changes in operating income from 2000 to 2001 are the result of changes as described above.

      Other income in 2001 consisted primarily of interest income generated by cash, cash equivalents, and available-for-sale securities. During 2001, the Company issued a dividend to its parent company in the amount of $37.5 million. As of December 31, 2001, the Company had $39.8 million in cash, cash equivalents and available-for-sale securities, a decrease of $31.8 million from $71.5 million at December 31, 2000. As a result of decreased cash and lower rates of return of investments, the Company realized interest and dividend income of $2.1 million in the year ended December 31, 2001, compared to $3.1 million in the comparable period of 2000.

      Other income also included $1.6 million of unrealized losses on certain foreign currency contracts during the year ended December 31, 2000. The Company enters into forward foreign exchange contracts and foreign currency option contracts to offset certain operational exposures from changes in foreign currency exchange rates. These foreign exchange contracts and options are entered into to support normal recurring purchases, and accordingly are not entered into for speculative purposes. Forward foreign exchange contracts are utilized to manage the risk associated with currency fluctuations on certain purchase expectations. Certain of these contracts do not qualify for hedge accounting and therefore unrealized gains and losses related to these contracts are recorded in other income/expense.

      The Company has recorded an income tax provision of approximately $5.2 million for the year ended December 31, 2001 in comparison to $5.8 million for the comparable period in 2000. The income tax provision has been recorded based upon the estimated annual effective income tax rate applied to the pre-tax income.

      Net income decreased to $9.5 million in the year ended December 31, 2001 from $11.1 million in the comparable period of 2000. Excluding the write-down of intangible assets expense during 2001, net income would have been $13.6 million during the year ended December 31, 2001 in comparison to $11.1 million during the year ended December 31, 2000. These fluctuations are the result of changes as described above.

Comparison of Year Ended December 31, 2000 to Year Ended December 31, 1999

      The Company’s gross program receipts increased $36.3 million to $107.8 million during the year ended December 31, 2000, from $71.6 million for the year ended December 31, 1999, as a direct result of a 48% increase in participants. During the year ended December 31, 2000, approximately 25,300 participants traveled with the Company in comparison to approximately 17,150 participants traveling during 1999.

      Net revenue increased 52% to $40.3 million for the year ended December 31, 2000 from $26.5 million for the year ended December 31, 1999. A substantial majority of the increase in net revenue is due to the 48% increase in traveled participants. Gross margins remained consistent at 37% between the years.

      Selling and tour promotion expenses increased to $17.2 million during the year ended December 31, 2000 from $11.4 million for the year ended December 31, 1999, an increase of $5.8 million. The majority of this increase is attributable to increased professional program marketing expenses supporting additional professional participant volume, combined with a full year of sports selling and marketing expenses during the year ended December 31, 2000 from Group’s June 1999 acquisition.

      General and administrative expenses increased during the year ended December 31, 2000 to $7.8 million from $6.0 million for the year ended December 31, 1999, an increase of $1.9 million. This increase is primarily the result of a full year of sports administrative expenses during the year ended December 31,2000 from Group’s June 1999 acquisition and increased administrative expenses to support increased participant volume.

      As a result of the foregoing, the Company’s operating income during the year ended December 31, 2000 increased to $15.3 million from $9.2 million for the year ended December 31, 1999.

      The Company reported $1.5 million of other income for the year ended December 31, 2000 in comparison to $0.8 million for the year ended December 31, 1999. Other income during the year ended

December 31, 2000 consisted primarily of $3.1 million in interest income generated by cash, cash equivalents and available-for-sale securities, netted with $1.6 million in unrealized foreign exchange losses on forward foreign exchange contracts and options. For the year ended December 31, 1999, the Company realized interest and dividend income of $0.8 million. The increase in interest and dividend income of $2.3 million resulted from greater cash balances combined with the Company’s cash management investment strategies into tax exempt securities. On December 31, 2000, the Company had $71.5 million in cash, cash equivalents and available-for-sale securities, compared to $39.9 million on December 31, 1999.

      The Company’s effective income tax rate increased to 34% during the year ended December 31, 2000 from 33% during the year ended December 31, 1999. This increase is an effect of the Company’s increased tax base, combined with less of a tax benefit from tax exempt interest income reducing the tax rate. The Company recorded an income tax provision of $5.8 million for the year ended December 31, 2000 compared to $3.3 million for the year ended December 31, 1999.

      Net income increased to $11.1 million for the year ended December 31, 2000 from $6.7 million in the year ended December 31, 1999. The $4.4 million increase is the result of changes as described above.

Liquidity and Capital Resources

      The Company’s business is not capital intensive. However, the Company does retain funds for operating purposes in order to conduct sales and marketing efforts for future programs.

      Net cash provided by operations for years ended December 31, 2001 and 2000 was approximately $7.0 million and $25.4 million, respectively. The net $18.4 million decrease in operating cash flows from the year ending December 31, 2000 to the year ending December 31, 2001 primarily relates to decreased volume of participants’ deposits for future travel programs, compounded with an decrease in net income for the comparable time periods.

      Net cash provided by operations for the years ended December 31, 2000 and 1999 was $25.4 million and $9.7 million, respectively. The increase in cash flow from operations between these two years is primarily due to enhanced collections of participant deposits and an increase in net income.

      Net cash provided by (used in) investing activities for the year ended December 31, 2001 and 2000 was $16.7 million and ($35.4) million, respectively. The $52.1 million increase from the year ending December 31, 2000 to the year ending December 31, 2001 is due to the proceeds received from the sale or maturity of available-for-sale securities and the purchase of available-for-sale securities. The net purchase of available-for-sale securities of $34.4 million during the year ended 2000 increased to a net receipt of $17.8 million in proceeds from the sale or maturity of available-for-sale securities during the year ended 2001.

      Net cash used in investing activities for the years ended December 31, 2000 and 1999 was $35.4 million and $9.2 million, respectively. The investing activities during 2000 and 1999 primarily related to investing in available-for-sale securities.

      Net cash provided by and (used in) financing activities for the year ended December 31, 2001 and 2000 was ($37.5) million and $7.2, respectively. The increase of $44.7 million in cash used in the year ended December 31, 2001 in comparison to the year ended December 31, 2000 is due to a $37.5 million dividend payment, representing past pre-tax earnings, to Ambassadors. Concurrent with the spin off in February 2002 and in accordance with the terms of the Master Separation and Distribution Agreement, there was a calculation made which resulted in additional dividends approximating $20.4 million paid to Ambassadors and a capital contribution approximating $10.4 million from Ambassadors. The Company will reflect the impact of the spin-off in its first quarterly filing with the SEC in 2002, pursuant to the Securities and Exchange Act of 1934.

      The payment of dividends in the future will be at the discretion of the Board of Directors and will be dependent on the Company’s financial condition, results of operations, capital requirements and such other factors as the Board of Directors, in its discretion, deems relevant.

      Net cash provided by financing activities for the years ended December 31, 2000 and December 31, 1999 totaling $7.2 million and $9.4 million, respectively, primarily relates to payments received as contributions from the Company’s parent.

      The Company has a credit facility available with Bank of America, with a current limit of up to $50.0 million for foreign currency purchases and foreign exchange forward contracts. This facility would be drawn upon in the event the Company is unable to provide payment for such foreign currency purchases and foreign exchange forward contracts upon their maturity, and it cannot be used for operational or working capital purposes. This credit facility is renewable annually and expires in August 2002. Ambassadors has also agreed to provide a credit facility to the Company up to $20 million for on-going operations and potential acquisition needs. Ambassadors’ ability to fund the credit facility could be impaired due to a variety of factors including sudden capital expenditures, fluctuations in operating results, financing activities and receivables management. To the extent any one of these factors causes Ambassadors to be unable to fund all or part of the $20 million, the Company could be forced to seek and obtain alternative financing in the form of debt or equity. There can be no assurance that the Company would be successful in obtaining alternative financing on favorable terms, or at all. The Company’s failure to obtain such financing or to obtain such financing on favorable terms could have a material adverse effect on the Company’s business, financial condition and results of operations.

      At December 31, 2001, the Company had approximately $39.8 million of cash, cash equivalents including restricted cash, and available-for-sale securities, which included program participant funds of approximately $16.6 million. At December 31, 2000, the Company had approximately $71.5 million of cash and cash equivalents including restricted cash, and available-for-sale securities, which included program participant funds of $22.8 million. Under the Company’s cancellation policy, a program participant may be entitled to a refund of a portion of his or her deposit, less certain fees, depending on the time of cancellation. Should a greater number of participants cancel their travel in comparison to that which is part of the Company’s ongoing operations, due to circumstances such as international or domestic unrest, terrorism, or general economic downturn, the Company’s cash balances could be significantly reduced. Cash balances could also be reduced significantly if the financial institutions, which held balances beyond that federally insured, were to become insolvent.

      The terrorist attacks that occurred on September 11, 2001, and the response by the United States on October 7, 2001 had a very negative impact on domestic and international air travel and the travel industry in general. As a result, the Company experienced a reduction in registrations and increased cancellations during the period October 1, 2001 to December 31, 2001, as compared to the same period in 2000. In October 2001, the Company undertook a reduction in force and enacted a pay reduction for senior management of the Company. The Company also adjusted and revised virtually all of its marketing plans for 2002. The Company believes the adverse impact of these events will be experienced in the summer of 2002 as a majority of its travel programs are scheduled in June and July of each year. Given the magnitude of these unprecedented events, the Company is not able to determine whether the impact will be material or highly material to the results of operations.

      The Company is continuing to pursue further acquisitions of related travel businesses that may require the use of cash and cash equivalents. No such acquisitions are currently pending and no assurance can be given that definitive agreements for any such acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to the Company.

      The Company used a significant amount of cash in 2002 toward its dividend payment to Ambassadors prior to its spin-off. The Company also received a capital contribution from Ambassadors concurrent with its spin-off. The Company does not have any material capital expenditure commitments for 2002. Management believes existing cash and cash equivalents and cash flows from operations, combined with the Company’s $20 million credit facility with Ambassadors will be sufficient to fund the Company’s anticipated operating needs, capital expenditures, and acquisitions through 2002.

Market Risk

      The following table summarizes the financial instruments other than derivative financial instruments held by the Company at December 31, 2001 and 2000, which are sensitive to changes in interest rates. This table presents principal cash flows for available-for-sale securities by contractual maturity date and the related average interest rate and fair value (amounts in thousands):

	December 31, 2001					December 31, 2000

			After		Fair		Fair
	2002	2003	2006	Total	Value	Total	Value

U.S. govt. and agency obligations	$14,921	$8,322	$—	$23,243	$23,243	$41,128	$41,128
Interest rate	6.0%	4.5%	—	5.5%	—	6.2%	—

      The substantial majority of the Company’s travel programs take place outside the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, the Company is exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. The Company has a program to provide a hedge against certain of these foreign currency risks. The Company uses forward contracts, which allow the Company to acquire the foreign currency at a fixed price for a specified period of time. Some of the Company’s forward contracts include a synthetic component if a pre-determined trigger occurs during the term of the contract.

      The Company is exposed to credit risk under the foreign currency contracts and options to the extent that the counterparty is unable to perform under the agreement. The fair value of foreign currency exchange contracts is based on quoted market prices and the spot rate of the foreign currencies subject to contracts at year-end.

      The table below provides information about the Company’s derivative financial instruments that are sensitive to foreign currency exchange rates. For foreign currency forward exchange agreements, the table presents the notional amounts and weighted average exchange rates. All contracts mature in 2002. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. None of these contracts is entered into for trading purposes.

      At December 31, 2001 and 2000, the Company had outstanding forward contracts as follows (amounts in thousands):

		U.S. Dollar
		Average
	U.S. Dollar	Contractual
	Contract Amount	Exchange Rate

December 31, 2001
Forward contracts (pay $U.S./receive foreign currency):
Australian dollar	$9,400	$0.54
Euro dollar	3,460	$0.89
British pound	1,250	$1.49

	$14,110

Forward contracts with synthetic option (pay $U.S./receive foreign currency):
British pound	$2,050	$1.53
Australian dollar	2,100	$0.54
New Zealand dollar	5,150	$0.43

	$9,300

December 31, 2000
Forward contracts (pay $U.S./receive foreign currency):
Australian dollar	$12,400	$0.55
New Zealand dollar	4,000	$0.48
Euro dollar	3,460	$0.89
British pound	1,250	$1.49

	$21,110

Forward contracts with synthetic option (pay $U.S./receive foreign currency):
Euro dollar	$9,660	$0.97
British pound	6,250	$1.59
Australian dollar	6,000	$0.64
New Zealand dollar	3,750	$0.43

	$25,660

      At December 31, 2001 and 2000, the Company had unrealized foreign currency losses associated with these financial instruments of approximately $0.5 million, and $0.9 million, respectively.

      After the unexpected events of September 11, 2001 and the resulting down turn in the travel industry, the Company took early exit of forward foreign exchange contracts aggregating $5.7 million as it was anticipated the such contracts would not be needed for the related travel season and the related forecasted transactions were no longer probable of occurring. The Company recorded a nominal gain as a result of the early termination of these contracts.

New Accounting Pronouncements

      On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations (SFAS 141). SFAS 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 141, use of the pooling-of-interest method is prohibited. The Company adopted this statement during the third quarter of fiscal 2001. The adoption of SFAS 141 did not have a material impact on the Company’s consolidated financial statements.

      On July 20, 2001, the FASB issued Statement No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment-only approach. Upon adoption of SFAS 142, goodwill and certain other intangible assets will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill and certain other intangible assets might be impaired. Amortization of goodwill and certain other intangible assets, including goodwill recorded in past business combinations, will cease. The Company expects that the adoption of SFAS No. 142 will result in a pre-tax increase to net earnings of a nominal amount for the fiscal year 2002 from the cessation of amortization of previously recorded goodwill and does not expect to recognize any impairments. The Company has nominal identifiable intangible assets as of December 31, 2001.

      In August 2001, the FASB approved SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), which will be effective for the fiscal year beginning January 1, 2003. SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In October 2001, the FASB approved SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS No. 121”) and the accounting and reporting provisions of APB. No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121, but resolves certain implementation issues associates with that Statement. SFAS No. 144 will be effective for the fiscal year beginning January 1, 2002. The Company does not anticipate that the adoption of SFAS No. 143 and SFAS No. 144 will have a material impact on its financial condition or results of operations.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

      The information required by this item is incorporated herein by reference to the section entitled “Market Risk” in Management’s Discussion and Analysis of Results of Operations and Financial Condition (Part II, Item 7).

Item 8.     Financial Statements and Supplementary Data

      Consolidated Financial Statements: See Part IV, Item 14 of this Form 10-K.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information called for by this item is hereby incorporated by reference from the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2001, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 16, 2002.

Item 11.     Executive Compensation

      The information called for by this item is hereby incorporated by reference from the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2001, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 16, 2002.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information called for by this item is hereby incorporated by reference from the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2001, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 16, 2002.

Item 13.     Certain Relationships and Related Transactions

      The information called for by this item is hereby incorporated by reference from the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2001, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 16, 2002.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this Report:

(1) Consolidated Financial Statements:

(2) Financial Statement Schedules:

No financial statement schedules are presented as the required information is either not applicable or included in the Consolidated Financial Statements or notes thereto.

(3) Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Form 10-K.

      (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended December 31, 2001.

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders

Ambassadors Group, Inc.
Spokane, Washington

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of changes in stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of Ambassadors Group, Inc. and its subsidiaries (the Company) at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Portland, Oregon

February 7, 2002, except for Note 9, which is as of February 28, 2002.

AMBASSADORS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(In thousands,
	except share and
	per share data)
Assets
Current assets:
Cash and cash equivalents	$16,518	$30,303
Restricted cash equivalents	12	112
Available-for-sale securities	23,243	41,128
Accounts receivable	143	48
Prepaid program costs and expenses	1,501	1,006
Deferred income taxes	301	357

Total current assets	41,718	72,954
Property and equipment, net	2,457	2,242
Goodwill and covenant not-to-compete, net of $330 and $899 of accumulated amortization	70	5,946
Deferred tax asset	1,878	—

Total assets	$46,123	$81,142

Liabilities
Current liabilities:
Accounts payable	$2,521	$2,076
Accrued expenses	1,709	1,743
Participants’ deposits	16,551	22,763
Foreign currency exchange contracts	503	928

Total current liabilities	21,284	27,510
Deferred income taxes	—	78

Total liabilities	21,284	27,588
Commitments and contingencies (Notes 2, 6, and 12)
Stockholders equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; authorized, 20,000,000 shares; issued and outstanding, 9,813,140 shares	98	98
Additional paid-in capital	15,630	26,099
Retained earnings	9,451	26,956
Accumulated other comprehensive income (loss)	(340)	401

Total stockholder’s equity	24,839	53,554

Total liabilities and stockholder’s equity	$46,123	$81,142

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2001	2000	1999

	(In thousands, except share and
	per share data
Revenue	$ 43,414	$ 40,322	$ 26,533
Operating expenses:
Selling and tour promotion	15,253	17,177	11,358
General and administrative	9,670	7,816	5,957
Write-down of intangible assets	5,937	—	—

	30,860	24,993	17,315

Operating income	12,554	15,329	9,218

Other income (expense):
Interest and dividend income	2,099	3,051	773
Realized and unrealized gain (loss) on foreign currency exchange contracts and other, net	55	(1,508)	42

	2,154	1,543	815

Income before income taxes	14,708	16,872	10,033
Income tax provision	5,220	5,816	3,332

Net income	$ 9,488	$ 11,056	$ 6,701

Earnings per share — basic and diluted:
Net income per share — basic and diluted	$ 0.97	$ 1.13	$ 0.68

Weighted-average common shares outstanding — basic and diluted	9,813,140	9,813,140	9,813,140

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
Net income	$9,488	$11,056	$6,701
Unrealized gain (loss) on foreign currency exchange contracts, net of income tax (provision) benefit of $435, $(372) and $29	(741)	633	(50)

Comprehensive income	$8,747	$11,689	$6,651

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
Common stock:
Balance, beginning of period	$98	$98	$98
Balance, end of period	98	98	98

Additional-paid-in-capital:
Balance, beginning of period	26,099	18,868	8,648
Contribution from parent company	—	7,231	10,220
Distribution to parent company	(10,469)	—	—

Balance, end of period	15,630	26,099	18,868

Retained earnings:
Balance, beginning of period	26,956	15,900	9,199
Net income	9,488	11,056	6,701
Dividend to parent company	(26,993)	—	—

Balance, end of period	9,451	26,956	15,900

Accumulated other comprehensive income (loss):
Balance, beginning of period	401	(232)	(182)
Other comprehensive income (loss), net of income taxes	(741)	633	(50)

Balance, end of period	(340)	401	(232)

Total stockholder’s equity	$24,839	$53,554	$34,634

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
Cash flows from operating activities:
Net income	$9,488	$11,056	$6,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	926	1,226	817
Write-down of intangible assets	5,607	—	—
Write-down of investments	330	—	—
Deferred income tax benefit	(1,465)	(599)	(15)
Loss (gain) on foreign currency exchange contracts	(36)	1,565	(42)
Unrealized gain on foreign currency exchange contracts	(1,565)	—	—
Other, net	—	12	—
Change in assets and liabilities, net of effects of purchase of subsidiary:
Restricted cash equivalents	100	—	40
Accounts receivable	(95)	94	1,198
Prepaid program costs and expenses	(495)	(300)	553
Accounts payable and accrued expenses	411	1,576	192
Participants’ deposits	(6,212)	10,756	252

Net cash provided by (used in) operating activities	6,994	25,386	9,696

Cash flows from investing activities:
Purchase of property and equipment	(882)	(981)	(788)
Proceeds from sale of available-for-sale securities	37,885	14,521	9,837
Purchase of available-for-sale securities	(20,000)	(48,949)	(16,537)
Purchase of other investments	(320)	—	—
Cash paid for acquisition of subsidiary, net of cash received	—	(3)	(1,690)
Payment for covenant-not-to-compete agreement	—	(38)	(38)
Change in other assets	—	51	1

Net cash provided by (used in) investing activities	16,683	(35,399)	(9,215)

Cash flows from financing activities:
Contribution from parent company	—	7,231	9,421
Dividend to parent company	(37,462)	—	—

Net cash provided by (used in) financing activities	(37,462)	7,231	9,421

Net increase (decrease) in cash and cash equivalents	(13,785)	(2,782)	9,902
Cash and cash equivalents, beginning of period	30,303	33,085	23,183

Cash and cash equivalents, end of period	$16,518	$30,303	$33,085

See Note 7 for non-cash investing and financing activities.

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Company Business and Summary of Significant Accounting Policies

     Organization and Basis of Consolidation

      Ambassadors Group, Inc. (the Company or the Group) is an educational travel company that organizes and promotes international educational travel and sports programs for students, athletes and professionals. The Company was founded in 1967 and was reincorporated in Delaware as Ambassadors Education Group, Inc. in 1995. The Company comprises the operations of the former Education Group segment of its parent, Ambassadors International, Inc. and changed its name to Ambassadors Group, Inc. during 2001 in anticipation of its spin off from its parent company (See Note 9).

      The consolidated financial statements include the accounts of Ambassadors Group, Inc. and its wholly-owned subsidiaries, Ambassador Programs, Inc. and Ambassadors Sports Group, Inc. (Sports Group). The consolidated financial statements have been carved out from the consolidated financial statements of its parent using the historical operating results and historical bases of the assets and liabilities of its parent’s business that Group comprises. Accordingly, the historical financial information presented herein does not necessarily reflect what the Company’s financial position, operating results and cash flows would have been had Group been a separate, stand-alone entity during the periods presented. (See also Note 10.) Sports Group commenced operations in June 1999 with the acquisition of a company engaged in providing youth sports travel programs. All significant intercompany accounts and transactions are eliminated in consolidation.

      The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 131 “Disclosures about Segments of an Enterprise and Related Information” effective for fiscal years beginning after December 31, 1997. SFAS No. 131 establishes a framework for segment reporting of selected information. The Company has determined that it has a single operating segment consisting of the educational travel and sports programs for students, athletes and professionals. These programs have similar economic characteristics are similar in the nature of products offered and participants, as well as utilize similar processes for the marketing of the programs and providing of travel and educational services.

      All of the Company’s assets are located in the United States. The Company’s revenues as a percentage of total revenues were derived from travel programs conducted in the following geographic areas:

	Years Ended
	December 31,

	2001	2000	1999

Europe	46%	42%	49%
South Pacific (primarily Australia and New Zealand)	34%	31%	33%
United States	7%	8%	9%
Asia (primarily China)	7%	12%	6%
Other	6%	7%	3%

     Credit Risk

      The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, certain investments and trade accounts receivable. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such balances may be in excess of the federal depository insurance limit or may be on deposit at institutions which are not covered by this insurance. The Company believes that its primary trade accounts receivable credit risk exposure is limited as travel program participants are required to pay for their entire program costs prior to the program departure.

      The Company uses foreign currency exchange contracts as part of an overall risk-management strategy. These instruments are used as a means of mitigating exposure to foreign currency risk connected to anticipated travel programs. In entering into these contracts, the Company has assumed the risk which might

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any losses as a result of counterparty defaults.

     Cash and Cash Equivalents

      The Company invests cash in excess of operating requirements in short-term time deposits, money market instruments, government mutual bond funds and other investments. The Company considers investments with remaining maturities at date of purchase of three months or less to be cash equivalents.

      The Company’s restricted cash equivalents represent certificates of deposit issued in the Company’s name and held by one airline company as collateral for airfare purchase agreements. Additionally, the Company has a $3.0 million revolving credit facility for the purpose of issuing letters of credit to several airlines. The facility expires in August 2002, but allows for letters of credit to be issued through August 2004. At December 31, 2001 and 2000, the Company had letters of credit outstanding of approximately $260,000 and $216,000 under this facility.

     Derivative Financial Instruments

      In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities” was issued. The Company implemented the Statement on July 1, 1998. The Statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For qualifying cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a forecasted transaction, changes in the fair value of the derivative instrument are reported in other comprehensive income. The gains and losses on the derivative instruments that are reported in other comprehensive income are reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges are recognized in current period earnings. Unrealized gains and losses on foreign currency exchange contracts that are not qualifying cash flow hedges as defined by SFAS 133 are recorded in the statements of operations.

     Investments

      The Company classifies its marketable debt investments as available-for-sale securities, which are carried at fair value. Unrealized gains and losses on available-for-sale securities are excluded from operations and reported as accumulated other comprehensive income, net of deferred income taxes. Realized gains and losses on the sale of available-for-sale securities are recognized on a specific identification basis in the statement of operations in the period the investments are sold.

      During January 2001, the Company purchased a minority interest in Off the Beaten Path LLP. Off the Beaten Path provides unique adventure travel experiences to a sophisticated clientele throughout the Rocky Mountains, American Southwest, Alaska and Patagonia. This investment is reported at the lower of cost or estimated net realizable value. During the year ended December 31, 2001, the Company recorded a loss of $330,000 representing what the Company’s management believes to be other than temporary decline in the fair value of this investment.

     Property and Equipment

      Property and equipment are stated at cost. Cost of maintenance and repairs which do not improve or extend the lives of the respective assets are expensed currently. Major additions and betterments are capitalized. Depreciation and amortization are provided over the lesser of the estimated useful lives of the

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respective assets or the lease term (including extensions), using the straight-line method, generally 5 to 7 years.

      The Company performs reviews for the impairment of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in the statement of income.

     Goodwill and Covenant-Not-to-Compete

      Goodwill is being amortized using the straight-line method over 30 years. The cost of the covenant-not-to-compete is amortized using the straight-line method over 5 years, the term of the agreement. The Company periodically assesses the recoverability of the recorded goodwill based upon the expected undiscounted cash flows of the business operations that generated the goodwill. During the fourth quarter of 2001, the Company recorded a charge related to management’s conclusion that the goodwill was impaired (see Note 12).

     Revenue Recognition

      The Company bills travel participants in advance, which are recorded as participants’ deposits. The Company pays for certain direct program costs such as airfare, hotel, rail passes and other program costs in advance of travel, which are recorded as prepaid program costs and expenses. The Company recognizes travel revenue and related costs when travel convenes.

     Selling and Tour Promotion Expenses

      The Company expenses all selling and tour promotion expenses as incurred.

     Income Taxes

      The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company is included in the consolidated income tax return of its parent company, Ambassadors International, Inc. The income tax provision recorded in these financial statements is computed on a separate return basis for the years ended December 31, 2001, 2000 and 1999.

     Earnings Per Share

      Earnings per share — basic is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Earnings per share — diluted is computed by increasing the weighted-average number of common shares outstanding by the additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

      In connection with the spin-off transaction and subsequent to December 31, 2001, there were approximately 1,243,000 stock options granted to employees and directors of the Company. As of the date of grant, approximately 425,000 options were exercisable. The exercise price of options granted had an exercise price ranging from $4.83 per share to $17.12 per share. Of the approximate 1,243,000 options granted to employees and directors, 830,000 options were converted from options originally granted under the parent company. These converted stock options granted to employees of the Company are intended to provide the employees with a benefit similar as they had with the parent. The dilutive effect of stock options to the parent was less than 8% for all periods presented. However, this is not necessarily indicative of the impact on diluted earnings per share to the Company.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Comprehensive Income

      Other comprehensive income refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. The Company’s other comprehensive income is composed of unrealized gains and losses on foreign currency exchange contracts.

     Accounting for Stock Options

      As permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” the Company has chosen to measure compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and to provide the disclosure only requirements of SFAS 123.

      No stock options of the Company are outstanding as of December 31, 2001 or 2000. However, subsequent to December 31, 2001 and in conjunction with the spin-off, the Company granted stock options to its employees (see Note 7).

     Estimates

      The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including investments, intangible assets, income taxes, derivative financial instruments, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     New Accounting Pronouncements

      On July 20, 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS 141 establishes new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited. The Company adopted this statement during the third quarter of fiscal 2001. The adoption of SFAS 141 did not have a material impact on the Company’s consolidated financial statements.

      On July 20, 2001, the Financial Accounting Standards Board (FASB) issued FASB Statement 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment-only approach. Upon Adoption of SFAS 142, goodwill and certain other intangible assets will be tested at the reporting unit annually and whenever events or circumstances occur indicating that goodwill and certain other intangible assets might be impaired. Amortization of goodwill and certain other intangible assets, including goodwill recorded in past business combinations, will cease. The adoption date for the Company was January 1, 2002. The Company expects that the adoption of SFAS 142 will result in a pre-tax increase to net earnings of a nominal amount for the fiscal year 2002 from the cessation of amortization of previously recorded goodwill and does not expect to recognize any impairments.

      In August 2001, the FASB approved SFAS 143, Accounting for Asset Retirement Obligations (SFAS 143), which will be effective for the fiscal year beginning January 1, 2003. SFAS 143 addresses the

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In October 2001, the FASB approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121) and the accounting and reporting provisions of APB 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business. SFAS 144 retains many of the fundamental provisions of SFAS 121, but resolves certain implementation issues associated with that Statement. SFAS 144 will be effective for the fiscal year beginning January 1, 2002. The Company does not anticipate that the adoption of SFAS 143 and SFAS 144 will have a material impact on its financial condition or results of operations.

2.     Derivative Financial Instruments

      The substantial majority of the Company’s travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, the Company is exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. The Company has a program to provide a hedge against certain of these foreign currency risks. The Company uses forward contracts which allow the Company to acquire the foreign currency at a fixed price for a specified period of time. Some of the Company’s forward contracts include a synthetic component if a pre-determined trigger occurs during the term of the contract. All of the Company’s derivatives are cash flow hedges of forecasted transactions. The Company has a $50,000,000 credit facility with a large financial institution through August 2002 to support foreign currency purchases and foreign exchange forward contracts.

      At December 31, 2001, the Company had outstanding forward contracts as follows (in thousands):

	Notional
Currency	Amount	Matures

Forward contracts:
Australian dollar	$9,400	April - June 2002
Euro dollar	3,460	May - July 2002
British pound	1,250	June - July 2002

	$14,110

Forward contracts with synthetic option:
British pound	$2,050	March - June 2002
Australian dollar	2,100	January - July 2002
New Zealand dollar	5,150	May - July 2002

	$9,300

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2000, the Company had outstanding forward contracts as follows (in thousands):

	Notional
Currency	Amount	Matures

Forward contracts:
Australian dollar	$3,000	January - April 2001
Australian dollar	9,400	April - June 2002
New Zealand dollar	4,000	May - July 2001
Euro dollar	3,460	May - July 2002
British pound	1,250	June - July 2002

	$21,110

Forward contracts with synthetic option:
Euro dollar	$6,200	April 2001
Euro dollar	3,460	March - May 2002
British pound	5,000	May 2001
British pound	1,250	March - June 2002
Australian dollar	6,000	May - July 2001
New Zealand dollar	3,750	May - June 2002

	$25,660

      At December 31, 2001 and 2000, the Company had net unrealized losses associated with these financial instruments of approximately $503,000 and $928,000, respectively. Unrealized losses on forward contracts recorded in other comprehensive income and expected to be reclassified to revenue during the year ending December 31, 2002 are approximately $340,000.

      Unrealized gains or losses associated with these transactions that qualify as cash flow hedges under SFAS 133 are reported in other comprehensive income. Any realized gains or losses associated with these transactions are recognized in the Company’s operations in the period the contracts are closed. The net unrealized gain (loss) reclassified to revenue from other accumulated comprehensive income for the years ended December 31, 2001 and 2000 was approximately $60,000 and $(232,000), respectively. Income tax (benefit) on the unrealized gain (loss) reclassified in 2001 and 2000 was approximately $36,000 and $(137,000), respectively. The Company assesses hedge ineffectiveness on a quarterly basis and records the gain or loss related to the ineffective portion in the statements of income. During the years ended December 31, 2001 and 2000, there were no significant amounts recognized in income due to hedge ineffectiveness.

      After the unexpected events of September 11, 2001 and the resulting down turn in the travel industry, the Company took early exit of forward foreign exchange contracts aggregating $5.7 million as it was anticipated the such contracts would not be needed for the related travel season and the related forecasted transactions were no longer probable of occurring. The Company recorded a nominal gain as a result of the early termination of these contracts.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Investments

      At December 31, 2001 and December 31, 2000, the cost and estimated fair values of the Company’s investments in U.S. government and agency obligations were as follows (in thousands):

		Gross	Gross	Fair Value
		Unrealized	Unrealized	Carrying
	Cost	Gains	Losses	Value

December 31, 2001	$23,243	$—	$—	$23,243

December 31, 2000	$41,128	$—	$—	$41,128

      At December 31, 2001, the amortized cost and fair value of the available-for-sale securities, by contractual maturity were as follows (in thousands):

	Amortized	Fair
	Cost	Value

One year or less	$14,922	$14,922
After one year through five years	8,321	8,321

	$23,243	$23,243

      Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

4.     Property and Equipment

      Property and equipment consists of the following (in thousands):

	December 31,

	2001	2000

Office furniture, fixtures and equipment	$2,574	$2,244
Computer equipment and software	3,676	3,327
Leasehold improvements	897	694

	7,147	6,265
Less accumulated depreciation and amortization	(4,690)	(4,023)

	$2,457	$2,242

      Depreciation and amortization expense on property and equipment of approximately $668,000, $862,000 and $527,000, for the years ended December 31, 2001, 2000, and 1999, respectively, was included in the determination of net income.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Income Taxes

      The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,

	2001	2000	1999

Current:
Federal	$6,135	$6,403	$3,331
State	550	12	16
Deferred	(1,465)	(599)	(15)

	$5,220	$5,816	$3,332

      Components of the net deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2001

	Assets	Liabilities	Total

Accrued vacation and compensation	$75	$—	$75
Depreciation	—	(92)	(92)
Unrealized loss on foreign currency exchange contracts	226	—	226
Amortization of goodwill and non-compete agreement	1,970	—	1,970

Total temporary differences	$2,271	$(92)	$2,179

	December 31, 2000

	Assets	Liabilities	Total

Accrued vacation	$45	$—	$45
Depreciation	—	(91)	(91)
Unrealized loss on foreign currency exchange contracts	312	—	312
Amortization of goodwill and non-compete agreement	13	—	13

Total temporary differences	$370	$(91)	$279

      The income tax provision differs from that computed using the federal statutory rate applied to income before income taxes as follows (in thousands):

	Years Ended December 31,

	2001		2000		1999
	Amount	%	Amount	%	Amount	%

Provision at the federal statutory rate	$5,146	35.0%	$5,905	35.0%	$3,512	35.0%
State income tax, net of federal benefit	358	2.4	8	0.0	10	0.1
Tax exempt interest	(54)	(0.4)	(76)	(0.5)	(112)	(1.1)
Other	(230)	(1.5)	(21)	(0.1)	(78)	(0.8)

	$5,220	35.5%	$5,816	34.4%	$3,332	33.2%

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Commitments and Contingencies

      The Company leases office facilities and office equipment under non-cancelable operating leases. At December 31, 2000, future non-cancelable lease commitments are as follows (in thousands):

Year Ending December 31,

2002	$683
2003	664
2004	577
2005	115

$2,039

      Total rent expense for the years ended December 31, 2001, 2000, and 1999 was approximately $600,000, $635,000 and $580,000, respectively. The Company may cancel the lease on the corporate office without penalty (upon one year’s prior notice) and also may extend the term of the lease for an additional ten-year period upon providing written notice to the lessor at least six months prior to the end of the initial lease term in 2004.

      The Company is subject to claims, suits and complaints, which have arisen, in the ordinary course of business. In the opinion of management and its legal counsel, all matters are adequately covered by insurance or, if not covered, are without merit or are of such a nature, or involve such amounts as would not have a material effect on the financial position, cash flows or results of operations of the Company.

7.     Stock Plans

      Effective November 2001 the Company adopted the 2001 Equity Participation Plan (the Plan). The Plan provides for the grant of stock options, awards of restricted stock, performance or other awards or stock appreciation rights to directors, key employees and consultants of the Company. The maximum number of shares which may be awarded under the Plan is 1.8 million shares. Upon the Company’s spin-off effective February 28, 2002, the Company granted approximately 1,243,000 stock options to Company employees and directors pursuant to this Plan (see Note 1).

      The stock options and other awards, as converted or adjusted, have the same vesting provisions, option periods, and other terms and conditions as the Ambassadors International, Inc. options. The number of shares and exercise price of each stock option were adjusted so that each option has the same ratio of the exercise price per share to the market value per share, and the same aggregate difference between market value and exercise price as the Ambassadors International, Inc. stock options prior to the adjustments. No new measurement date occurred upon conversion of the stock options.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents information about the options as of March 1, 2002:

			Weighted-Average

	Number of	Range of		Remaining
	Shares	Exercise Price	Exercise Price	Life (Years)

Exercisable options	33,100	$4.83 - 5.14	$4.88	3.7
Exercisable options	138,589	5.14 - 6.84	6.08	5.3
Exercisable options	92,847	6.85 - 8.55	7.79	8.0
Exercisable options	114,454	8.56 - 10.26	8.88	6.4
Exercisable options	17,414	10.27 - 11.98	11.92	6.0
Exercisable options	17,552	13.70 - 15.40	15.37	6.8
Exercisable options	11,019	15.41 - 17.12	17.12	6.2

Total exercisable	424,975	4.83 - 17.12	8.03

Unexercisable options	26,274	$5.14 - 6.84	$6.11	5.3
Unexercisable options	154,089	6.85 - 8.55	7.86	8.0
Unexercisable options	31,794	8.56 - 10.26	9.07	6.4
Unexercisable options	321	10.27 - 11.98	11.90	6.0
Unexercisable options	592,417	11.99 - 13.69	12.21	9.8
Unexercisable options	9,365	13.70 - 15.40	15.27	6.8
Unexercisable options	3,678	15.41 - 17.12	17.12	6.2

Total unexercisable	817,938	5.14 - 17.12	10.09

Total all options	1,242,913	$4.83 - 17.12	$10.09	8.1

      Under the terms of the Plan, options to purchase shares of the Company’s common stock are granted at a price set by the Compensation Committee of the Board of Directors, not to be less than the par value of a share of common stock and if granted as performance-based compensation or as incentive stock options, no less than the fair market value of the stock on the date of grant. The Compensation Committee establishes the vesting period of the awards. The options may be exercised any time after they are fully vested for a period up to 10 years from the grant date.

8. Recapitalization of the Company

      In April 2001 and February 2002, the Company’s common stock was split and 9,813,140 shares became issued and outstanding. Therefore, shares outstanding for all periods presented have been retroactively adjusted for the stock split.

9.     Ambassadors Group Spin-off

      On January 25, 2002, Ambassador’s Board of Directors formally approved the spin-off plan. The Board of Directors also declared a dividend of Ambassador’s common stock to the Ambassadors’ stockholders of record on February 4, 2002. The dividend was distributed after the close of business on February 28, 2002, in the amount of one share of the Company’s common stock for each outstanding share of Ambassadors common stock. The distribution of common stock was intended to be tax-free to the Company and to its stockholders, and Ambassadors has received a favorable Internal Revenue Service private letter ruling to that effect. Ambassadors distributed all of the Company’s common stock to its stockholders.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has entered into agreements with Ambassadors that provide for the separation of the Company’s business operations from Ambassadors. These agreements also govern various interim and ongoing relationships. During 2002, prior to its spin-off from Ambassadors and pursuant to the Master Separation and Distribution Agreement, the Company paid to Ambassadors a cash dividend approximating $2.08 per outstanding share. Ambassadors also contributed to the Company a capital contribution approximating $10.4 million. The trading of the common stock of Group on the Nasdaq National Market began on March 1, 2002 under the ticker symbol “EPAX.” The Company intends to report the effects of the spin-off on assets and earnings in its next quarterly filing under the Securities Exchange Act of 1934.

10.     Allocated Costs

      The consolidated financial statements include certain costs incurred by Ambassadors which have been allocated to the Company. These costs are primarily corporate personnel, finance, travel, marketing and other general and administrative costs. The costs have been allocated to the Company primarily based on headcount or revenues of the Company relative to the total consolidated headcount or revenues of Ambassadors International, Inc. Management believes the cost allocations are reasonable within the consolidated parent company. If the Company operated as a separate entity without Ambassadors, however, management believes that these expenses would have increased due to increased costs associated with being a stand alone public company and the additional personnel costs, marketing costs, and other general administrative costs associated therewith. Management believes that these expenses would have increased by the following proforma amounts (unaudited):

Year Ended December 31,

2001	$1,242,000
2000	1,169,000
1999	839,000

11.     Employee Benefit Plan

      The Company’s employees participate in the parent company’s 401(k) Profit Sharing Plan (the Plan). Employees are eligible to participate in the Plan upon six months of service and 21 years of age. Employees may contribute up to 15% of their salary, subject to the maximum contribution allowed by the Internal Revenue Service. The Company’s matching contribution is discretionary based upon approval by management. Employees are 100% vested in their contributions and vest in Company matching contributions equally over four years. During the years ended December 31, 2001, 2000, and 1999, the Company contributed approximately $45,000, $36,000, and $32,000 to the Plan, respectively.

      The Company established a separate 401(k) Profit Sharing Plan for the employees of the Company, effective March 2002. All Plan assets associated with the employees of the Company will be transferred from the parent company’s Plan to the new Plan established by the Company.

12.     Business Acquisition

      In June 1999, the Company acquired certain assets of a company primarily engaged in providing youth sports travel programs. The total purchase price for the acquisition was $2.5 million plus the issuance of 69,405 shares of Ambassadors International restricted common stock, and certain contingent consideration. Total assets acquired and liabilities assumed in this acquisition was approximately $2.8 million and $5.7 million, respectively. Assets acquired consisted primarily of cash, accounts receivables and prepaid expenses. Liabilities consisted primarily of accounts payable and participant deposits. The common stock issued to effect the transaction was recorded at its estimated fair value based upon quoted market price adjusted for trading

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restrictions of $800,000. Until the adoption of FAS 142 on January 1, 2002 (see Note 1), goodwill related to this acquisition of approximately $6.1 million was being amortized over 30 years.

      The acquisition has been accounted for using the purchase method of accounting. The results of operations of the company has been included in the consolidated statements of operations since its date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the 1999 acquisitions had occurred at January 1, 1999 (in thousands except per share data):

1999

Revenue	$26,548

Net income	$5,973

Net income per share — basic and diluted	$0.61

      The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable and do not reflect any benefit from economies which might be achieved from combined operations. The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place on the bases assumed above, nor are they indicative of the results of future combined operations.

      Principally as a result of the impact of the terrorist acts that occurred on September 11, 2001, the response by the United States since October 7, 2001, and the resulting negative impact these events have had on domestic and international air travel, and the travel industry in general, the Company reviewed the carrying value of long-lived assets associated with certain of its acquisitions and recorded a non-cash charge of $5.9 million in the fourth quarter of 2001, which represented the impairment of goodwill and other related intangible assets. This charge is based on the amount by which the book value exceeded the current estimated fair market value of the goodwill. The current estimated fair market value was determined primarily using the anticipated cash flows of the operations of the related acquired companies. The impairment charge fully eliminated the remaining carrying value of the goodwill associated with the acquisition of the company primarily engaged in providing youth sports travel programs.

13.     Fair Value of Financial Instruments

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments.” The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies.

      However, considerable judgment is necessarily required to interpret market data and to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

      The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value. Potential income tax ramifications related to the realization of unrealized gains and losses that would be incurred in an actual sale and/or settlement have not been taken into consideration.

      Cash and Cash Equivalents — The carrying value of cash and cash equivalents approximates fair value due to the nature of the cash investments.

      Derivatives — The fair value of the Company’s investments in foreign currency forward contracts is based on quoted market prices and the spot rate of the foreign currencies subject to contracts at period end.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Available-for-Sale Securities — The fair value of the Company’s investment in debt securities is based on quoted market prices.

      Other Investments — The fair value of other investments is not readily determinable.

      The estimated fair values of the financial instruments as of the dates indicated are as follows (in thousands):

	December 31, 2001		December 31, 2000

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$16,518	$16,518	$30,303	$30,303
Derivatives	(503)	(503)	(928)	(928)
Available-for-sale securities	23,243	23,243	41,128	41,128

      Limitations — The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Accordingly, the estimates presented herein are not necessarily indicative of what the Company could realize in a current market exchange.

14.     Earnings Per Share

      The following table presents a reconciliation of basic and diluted earnings per share (EPS) computations (in thousands except per share data).

	Years Ended December 31,

	2001	2000	1999

Numerator:
Net income for basic and diluted earnings per share	$9,488	$11,056	$6,701

Denominator:
Weighted-average shares outstanding — basic and diluted	9,813	9,813	9,813

Earnings per share — basic and diluted:
Net income per share — basic and diluted	$0.97	$1.13	$0.68

15.     Related Party Transactions

      Periodically, the Company transfers excess cash to its parent company as a dividend. The dividends per share were $2.78 and $0.68 in 2001 and 1998, respectively. During 2002, and before the spin-off from its parent, the Company transferred $2.08 per share of excess cash to its parent company. Additionally, the parent company has funded business acquisitions and certain working capital requirements of the Company and has not charged any interest on these advances. These transactions have been recorded as contributions from the parent company.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     Quarterly Financial Data

      Summarized quarterly financial data for 2001, 2000, and 1999 is as follows (unaudited, and in thousands except per share data):

	Quarters Ended

	March 31	June 30	September 30	December 31

2001
Net revenues	$1,939	$20,500	$19,338	$1,637
Income (loss) before taxes	(2,542)	15,886	12,444	(11,080)
Net income (loss)	(1,677)	10,485	8,212	(7,532)
Earnings (loss) per share	(0.17)	1.07	0.84	(0.77)

      Gross program receipts totaled $5.0 million, $58.7 million, $48.5 million, and $4.1 million for the quarters ended March 31, June 30, and September 30, and December 31, 2001 respectively. Excluding the effect of a write down of intangible assets, loss before taxes, net loss, and loss per basic and diluted share were $5.1 million, $3.7 million, and $0.38, respectively, for the quarter ended December 31, 2001.

	Quarters Ended

	March 31	June 30	September 30	December 31

2000
Net revenues	$181	$15,470	$19,114	$5,557
Income (loss) before taxes	(3,829)	10,949	11,921	(2,169)
Net income (loss)	(2,509)	7,175	7,901	(1,511)
Earnings (loss) per share	(0.26)	0.73	0.81	(0.15)

      Gross program receipts totaled $0.2 million, $44.1 million, $51.3 million, and $12.2 million for quarters ended March 31, June 30, September 30, and December 31, 2000, respectively.

	Quarters Ended

	March 31	June 30	September 30	December 31

1999
Net revenues	$259	$11,983	$12,935	$1,356
Income (loss) before taxes	(3,039)	8,964	7,438	(3,330)
Net income (loss)	(2,030)	5,987	4,968	(2,224)
Earnings (loss) per share	(0.21)	0.61	0.51	(0.23)

      Gross program receipts totaled $0.7 million, $32.9 million, $33.7 million, and $4.3 million for quarters ended March 31, June 30, September 30, and December 31, 1999, respectively.

(This page intentionally left blank)

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBASSADORS GROUP, INC.
(Registrant)

By:	/s/ JEFFREY D. THOMAS

Jeffrey D. Thomas,
Chief Executive Officer

Date: March 27, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY D. THOMAS Jeffrey D. Thomas	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2002

/s/ JOHN A. UEBERROTH John A. Ueberroth	Chairman of the Board of Directors	March 27, 2002

/s/ MARGARET M. SESTERO Margaret M. Sestero	Executive Vice-President, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)	March 27, 2002

/s/ JAMES L. EASTON James L. Easton	Director	March 27, 2002

/s/ RAFER L. JOHNSON Rafer L. Johnson	Director	March 27, 2002

/s/ JOHN C. SPENCE John C. Spence	Director	March 27, 2002

/s/ RICHARD D. C. WHILDEN Richard D. C. Whilden	Director	March 27, 2002

/s/ JOSEPH J. UEBERROTH Joseph J. Ueberroth	Director	March 27, 2002

/s/ BRIGITTE M. BREN Brigitte M. Bren	Director	March 27, 2002

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Master Separation and Distribution Agreement between Ambassadors International, Inc. and the Registrant incorporated by reference to the Registrant’s Registration Statement on Form 10 initially filed on November 15, 2001.
2.2	Indemnification and Insurance Matters Agreement between Ambassadors International, Inc. and the Registrant incorporated by reference to the Registrant’s Registration Statement on Form 10 initially filed on November 15, 2001.
2.3	Master Transitional Services Agreement between Ambassadors International, Inc. and the Registrant incorporated by reference to the Registrant’s Registration Statement on Form 10 initially filed on November 15, 2001.
2.4	Employee Matters Agreement between Ambassadors International, Inc. and the Registrant incorporated by reference to the Registrant’s Registration Statement on Form 10 initially filed on November 15, 2001.
2.5	Tax Sharing Agreement between Ambassadors International, Inc. and the Registrant incorporated by reference to the Registrant’s Registration Statement on Form 10 initially filed on November 15, 2001.
2.6	Master Confidential Disclosure Agreement between Ambassadors International, Inc. and the Registrant incorporated by reference to the Registrant’s Registration Statement on Form 10 initially filed on November 15, 2001.
2.7	Credit Facility Agreement between Ambassadors International, Inc. and the Registrant incorporated by reference to the Registrant’s Registration Statement on Form 10 initially filed on November 15, 2001.
3.1	Amended and Restated Certificate of Incorporation of the Registrant incorporated by reference to the Registrant’s Registration Statement on Form 10 initially filed on November 15, 2001.
3.2	Bylaws of the Registrant incorporated by reference to the Registrant’s Registration Statement on Form 10 initially filed on November 15, 2001.
4.1	Form of Common Stock certificate of the Registrant incorporated by reference to the Registrant’s Registration Statement on Form 10 initially filed on November 15, 2001.
10.1	2001 Equity Participation Plan incorporated by reference to the Registrant’s Registration Statement on Form 10 initially filed on November 15, 2001.
10.2	Form of 2001 Equity participation Plan Agreements incorporated by reference to the Registrant’s Registration Statement on Form 10 initially filed on November 15, 2001.
10.3	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors incorporated by reference to the Registrant’s Registration Statement on Form 10 initially filed on November 15, 2001.
10.4	Commercial Lease Agreement, as amended (Ferrall Street) incorporated by reference to the Registrant’s Registration Statement on Form 10 initially filed on November 15, 2001.
21.1	Subsidiaries of the Registrant incorporated by reference to the Registrant’s Registration Statement on Form 10 initially filed on November 15, 2001.
23.1	Consent of PricewaterhouseCoopers LLP.