Form 10-Q
period 2002-03-31
AMBASSADORS GROUP INC
filed 2002-05-13
CIK 1162315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from___________to______________

Commission file number 0-26420

AMBASSADORS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-1957010

(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

Dwight D. Eisenhower Building 110 South Ferrall Street Spokane, Washington	99202

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (509) 534-6200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]

Indicate number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common shares outstanding as of April 30, 2002: 9,829,780

AMBASSADORS GROUP, INC.
FORM 10-Q QUARTERLY REPORT

		Page

PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (unaudited)
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Comprehensive Loss	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7-11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-17
PART II	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	18
SIGNATURES		19

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMBASSADORS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2002 and December 31, 2001
(dollars in thousands)

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,421	$16,518
Restricted cash equivalents	12	12
Available-for-sale securities	20,231	23,243
Prepaid program costs and expenses	3,157	1,501
Deferred tax asset	170	301
Other current assets	480	143

Total current assets	53,471	41,718
Property and equipment, net	2,273	2,457
Deferred income taxes	1,878	1,878
Other assets	273	70

Total assets	$57,895	$46,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,623	$2,521
Accrued expenses	974	1,709
Participants’ deposits	41,672	16,551
Foreign currency exchange contracts	255	503

Total current liabilities	44,524	21,284
Total stockholders’ equity	13,371	24,839

Total liabilities and stockholders’ equity	$57,895	$46,123

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
for the three months ended March 31, 2002 and 2001
(in thousands, except per share amounts)

	2002	2001

Revenues	$667	$1,939

Operating expenses:
Selling and tour promotion	1,791	3,167
General and administrative	1,702	1,921

	3,493	5,088

Operating loss	(2,826)	(3,149)

Other income:
Interest and dividend income	193	607

Loss before income tax benefit	(2,633)	(2,542)
Income tax benefit	868	865

Net loss	$(1,765)	$(1,677)

Net loss per share — basic and diluted	$(0.18)	$(0.17)

Weighted-average common shares outstanding — basic and diluted	9,817	9,813

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
for the three months ended March 31, 2002 and 2001
(dollars in thousands)

	2002	2001

Net loss	$(1,765)	$(1,677)
Unrealized gain (loss) on foreign currency exchange contracts, net of income tax (provision) benefit of $(131) and $975	179	(1,660)

Comprehensive loss	$(1,586)	$(3,337)

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
for the three months ended MARCH 31, 2002 and 2001
(in thousands)

	2002	2001

Cash flows from operating activities:
Net loss	$(1,765)	$(1,677)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	191	209
Change in assets and liabilities:
Prepaid program costs and expenses	(1,655)	(4,726)
Accounts payable and accrued expenses	(1,624)	(920)
Participants’ deposits	25,121	33,173
Other current assets	(337)	(92)

Net cash provided by operating activities	19,931	25,967

Cash flows from investing activities:
Purchase of property and equipment	(4)	(134)
Purchase of available-for-sale securities	(8,072)	(2,419)
Proceeds from sale or maturities of available-for-sale securities	11,083	11,297
Purchase of other investments	—	(320)

Net cash provided by investing activities	3,007	8,424

Cash flows from financing activities:
Net dividend to Ambassadors (former parent)	(20,435)	(46,343)
Contribution from Ambassadors (former parent)	10,400	—

Net cash used in financing activities	(10,035)	(46,343)

Net increase (decrease) in cash and cash equivalents	12,903	(11,952)
Cash and cash equivalents, beginning of period	16,518	30,303

Cash and cash equivalents, end of period	$29,421	$18,351

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Consolidation:

Ambassadors Group, Inc. (“Company”) is a leading educational travel company that organizes and promotes international and domestic programs for students, athletes, and professionals. These programs provide the opportunities for grade school, junior, and senior high school students to visit foreign and domestic destinations to learn about the history, government, economy and culture of such areas, as well as for junior and senior high school athletes to participate in domestic and international sports challenges. The Company’s professional programs emphasize meetings and seminars between participants and persons in similar professions abroad.

The business of the Company has been active since its former parent, Ambassadors International, Inc. (“Ambassadors”), was founded in 1967. In 1995, in connection with Ambassadors’ initial public offering, the business of Ambassadors was transferred to the Company and the Company became a wholly owned subsidiary of Ambassadors. On February 28, 2002, the Company was spun-off to the stockholders of Ambassadors (See Note 4).

The consolidated financial statements include the accounts of Ambassadors Group, Inc. and its wholly-owned subsidiaries, Ambassador Programs, Inc. and Ambassadors Sports Group, Inc. (Sports Group). The unaudited financial statements include all adjustments consisting of normal recurring accruals that, in the opinion of management, are necessary for a fair statement of the interim periods. The consolidated financial statements as of December 31, 2001 and for the three months ended March 31, 2001 and for the period from January 1, 2002 through February 28, 2002, have been carved out from the consolidated financial statements of Ambassadors using the historical operating results and historical bases of the assets and liabilities of Ambassadors’ business that the Company comprises. Accordingly, the historical financial information presented herein does not necessarily reflect what the Company’s financial position, operating results and cash flows would have been had the Company been a separate, stand-alone entity during the periods presented. Sports Group commenced operations in June 1999 with the acquisition of a company engaged in providing youth sports travel programs. All significant intercompany accounts and transactions are eliminated in consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The Company has adopted Statement of Financial Accounting Standards (SFAS) No.131 “Disclosures about Segments of an Enterprise and Related Information” effective for fiscal years beginning after December 31, 1997. SFAS No.131 establishes a framework for segment reporting of selected information. The Company has a single operating segment consisting of the educational travel and sports programs for students, athletes and professionals. These programs have similar economic characteristics, offer comparable products to participants, and utilize similar processes for program marketing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.	LOSS PER SHARE:

Net loss per share — basic is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Net loss per share — diluted is computed in the same manner as net loss per share — basic, as including additional common shares that would have been outstanding if the dilutive potential common shares had been issued is antidilutive due to the net loss.

The following table presents a reconciliation of basic and diluted earnings per share (EPS) computations and the number of dilutive securities (stock options) that were not included in the dilutive EPS computation because they were antidilutive (in thousands, except per share amounts):

	March 31,

	2002	2001

Numerator:
Net loss for basic and diluted earnings per share	$(1,765)	$(1,677)

Denominator:
Weighted-average shares outstanding — basic	9,817	9,813
Effect of dilutive common stock options	(A )	(B )

Weighted-average shares outstanding — diluted	9,817	9,813

Net loss per share — basic and diluted	$(0.18)	$(0.17)

(A)	For the three months ended March 31, 2002 the effects of approximately 304,000 stock options have been excluded from the calculation of diluted loss per share because their effect would be antidilutive.

(B)	For the three months ended March 31, 2001, the Company did not have any stock options outstanding (see Note 4).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.	RECAPITALIZATION OF THE COMPANY:

In April 2001 and February 2002, the Company’s common stock was split and 9,813,140 shares became issued and outstanding. Therefore, shares outstanding for the period ending March 31, 2001 have been retroactively adjusted for the stock split.

4.	AMBASSADORS GROUP SPIN-OFF:

Until February 28, 2002, the Company was a wholly owned subsidiary of Ambassadors. On January 25, 2002, the Board of Directors of Ambassadors approved the spin-off of the Company by declaring a special stock dividend to the stockholders of Ambassadors and distributing to them all of the outstanding shares of the Company that Ambassadors owned. The stock dividend was paid to the Ambassadors’ stockholders of record as of February 4, 2002, and was distributed to such shareholders after the close of business on February 28, 2002, the date that the spin-off was completed. Each stockholder of Ambassadors received one share of common stock of the Company for each share of common stock owned in Ambassadors. The distribution of the Company’s common stock pursuant to the spin-off is intended to be tax-free to Ambassadors and its stockholders. Ambassadors received a favorable Internal Revenue Service private letter ruling to that effect. The trading of the common stock of the Company on the Nasdaq National Market began on March 1, 2002 under the ticker symbol “EPAX.”

In connection with the spin-off, the Company entered into agreements with Ambassadors that provided for the separation of the Company’s business operations from Ambassadors. These agreements also govern various interim and ongoing relationships. During 2002, prior to its spin-off from Ambassadors and pursuant to the Master Separation and Distribution Agreement, the Company paid to Ambassadors a cash dividend approximating $2.08 per outstanding share. Ambassadors also contributed to the Company a capital contribution approximating $10.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

5.	ALLOCATED COSTS:

The consolidated financial statements include certain costs incurred by Ambassadors, which have been allocated to the Company. These costs are primarily corporate personnel, finance, travel, marketing and other general and administrative costs. The costs have been allocated to the Company primarily based on headcount or revenues of the Company relative to the total consolidated headcount or revenues of Ambassadors International, Inc. Management believes the cost allocations are reasonable within the consolidated parent company. If the Company operated as a separate entity without Ambassadors, however, management believes that these expenses would have increased due to increased costs associated with being a stand-alone public company and the additional personnel costs, marketing costs, and other general administrative costs associated therewith. Management believes that these expenses would have increased on an unaudited, proforma basis by approximately $171,000 and $300,000 for the two months ended February 28, 2002 and for the quarter ended March 31, 2001, respectively.

6.	NEW ACCOUNTING PRONOUNCEMENTS:

In August 2001, the FASB approved SFAS 143, Accounting for Asset Retirement Obligations, which will be effective for the fiscal year beginning January 1, 2003. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not anticipate that the adoption of SFAS 143 will have a material impact on its financial condition or results of operation.

In October 2001, the FASB approved SFAS 144, Accounting for the Impairment of Disposal of Long-Lived Assets, which supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS 144 retains many of the fundamental provisions of SFAS 121, but resolves certain implementation issues associated with that Statement. The Company adopted this statement during the first quarter of fiscal 2002. The adoption of SFAS 144 did not have a material impact on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements regarding the Company’s actual and expected financial performance, the reasons for variances between quarter-to-quarter results, and the Company’s spin-off from its parent, Ambassadors. Forward-looking statements, which are included per the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, may involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results and performance in future periods to be materially different from any future results or performance suggested by the forward-looking statements in this release. Such forward-looking statements speak only as of the date of this release, and could involve risks including current investor reaction to the spin-off of the Company from its parent, Ambassadors, overall conditions in the travel services and educational travel services markets, and general economic conditions. The Company expressly disclaims any obligation to provide public updates or revisions to any forward-looking statements found herein to reflect any changes in Company expectations or any change in events. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. For a more complete discussion of these and other factors, please refer to the Company’s Form 10-K filed on March 27, 2002 and Form 10 Registration Statement, as amended, initially filed on November 15, 2001.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to cash and cash equivalents, available-for-sale securities, investments, intangible assets, income taxes, derivative financial instruments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of our critical accounting policies and related judgment and estimates that affect the preparation of our consolidated financial statements is set forth in our Annual Report on Form 10-K for the year ended December 31, 2001.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 TO THE THREE MONTHS ENDED MARCH 31, 2001

GROSS PROGRAM RECEIPTS

Gross program receipts decreased to $2.4 million in the first quarter of 2002 from $5.0 million in the first quarter of 2001. The $2.6 million reduction is due to fewer participants traveling in the first quarter of 2002 compared to the first quarter of 2001.

NET REVENUE

Net revenue decreased to $0.7 million in the first quarter of 2002 from $1.9 million in the first quarter of 2001, a decrease of $1.3 million. Gross margin (revenue as a percentage of gross program receipts) decreased from 39 percent to 28 percent due to a decreased number of passengers as stated above, combined with the effect of pilot programs in the first quarter of 2002 traveling at lower gross margins.

SELLING AND TOUR PROMOTION EXPENSES

The Company’s policy is to expense all selling and tour promotion costs as they are incurred.

Selling and tour promotion expenses decreased to $1.8 million in the quarter ended March 31, 2002 from $3.2 million in the comparable quarter of 2001. The $1.4 million or 43 percent decrease in expenses was the result of personnel savings due to a reduction in force enacted in the fourth quarter of 2001, as well as reduced marketing strategies during the first quarter of 2002. Reducing expenses was part of the Company’s strategic positioning with regard to the terrorist attacks on September 11, 2001 and ongoing impact to the travel industry.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased during the first quarter of 2002 to $1.7 million from $1.9 million in the first quarter of 2001. The decrease of $0.2 million was primarily the result of personnel savings due to the reduction in force enacted in the fourth quarter of 2001 offset by an increase in professional fees related to the Company spinning-off from Ambassadors as a new publicly traded company on Nasdaq.

OPERATING LOSS

Operating loss decreased to $2.8 million in the quarter ended March 31, 2002 from $3.1 million in the comparable quarter of 2001. The $0.3 million or 10 percent decrease in operating loss is the result of changes described above.

OTHER INCOME

Other income in 2002 consisted primarily of interest income generated by cash and short-term investments. As of March 31, 2002, the Company had $49.7 million in cash, cash equivalents and short-term investments; an increase of $9.9 million from $39.8 million at December 31, 2001. The Company realized interest income of $0.2 million in the first quarter of 2002, compared to $0.6 million in the comparable quarter of 2001. The decrease in interest income is due to lower rates of return in the quarter ended March 31, 2002 in comparison to the quarter ended March 31, 2001, combined with the effects to cash balances from a $46.6 million dividend paid to Ambassadors during the quarter ended March 31, 2001 versus a $20.4 million dividend paid to Ambassadors during the same quarter of 2002.

NET LOSS BEFORE INCOME TAX BENEFIT

Net loss before income tax benefit increased to $2.6 million in the quarter ended March 31, 2002 from $2.5 million in the comparable quarter of 2001. The $0.1 million increase is the result of changes described above.

INCOME TAXES

The Company has recorded an income tax benefit of approximately $0.9 million for the first quarters of 2002 and 2001. The income tax provision has been recorded based upon the estimated annual effective income tax rate applied to the pre-tax loss.

NET LOSS

Net loss increased to $1.8 million in the quarter ended March 31, 2002 from $1.7 million in the comparable quarter of 2001. The increase in net loss of $0.1 million is the result of changes described above.

SEASONALITY

The Company’s businesses are highly seasonal. The Company recognizes gross program receipts, revenues and program pass-through expenses as its travel program participants embark. The majority of the Company’s travel programs are scheduled in June and July of each year, and the Company anticipates that this trend will continue for the foreseeable future. Substantially all of the Company’s operating income is generated in this period, which historically has offset the operating losses incurred during the rest of the year. The Company’s annual results and cash flows would be adversely affected if the Company’s revenues were to be substantially below seasonal norms during the second and third quarters of the year. For a more complete discussion of these and other factors, please refer to the Company’s 10-K filed on March 27, 2002.

FACTORS AFFECTING BUSINESS AND RESULTS OF OPERATIONS

The events of September 11, 2001 and their consequences had a very negative impact on domestic and international air travel and the travel industry in general. As a result, the Company experienced a reduction in registrations for travel in 2002 as compared to the registrations to this point in 2001. In response, the Company effectuated a reduction in its work force and enacted a pay reduction for senior management of the Company during 2001. The Company also adjusted and revised virtually all of its marketing plans for 2002. The Company expects that the adverse impact to the Company’s financial condition will be experienced in the summer of 2002 as a majority of its travel programs are scheduled in June and July of each year. Given the magnitude of these unprecedented events and the possible subsequent effects, the Company believes the impact could be material to its operations and cash flows, but cannot predict for how long.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s business is not capital intensive. However, the Company does retain funds for operating purposes in order to conduct sales and marketing efforts for future programs and to facilitate acquisitions of other companies.

Net cash provided by operations for the three-month period ended March 31, 2002 and 2001 was $19.9 million and $25.9 million, respectively. The decrease of $6.0 million in cash flow from operations primarily relates to a decrease in participants’ deposits.

Net cash provided by investing activities for the three-month periods ended March 31, 2002 and 2001 was $3.0 and $8.4 million, respectively. The $5.4 million decrease was primarily related to decreases in investing in available-for-sale securities.

Net cash used in financing activities for the three-month period ended March 31, 2002 was $10.0 million compared to $46.3 million for the comparable period in 2001. The change in cash used period over period related to a decrease in the dividend paid to Ambassadors to $20.4 million in the quarter ended March 31, 2002 from $46.3 million in the quarter ended March 31, 2001. The dividend in the first quarter of 2002 was offset by a capital contribution approximating $10.4 million from Ambassadors concurrent with the spin-off in February 2002 (See Note 4 and the Company’s 10-K filed on March 27, 2002).

The Company does not have any material capital expenditure commitments for 2002. The Company has a credit facility available with Bank of America, with a current limit of up to $50.0 million for foreign currency purchases and forward contracts. This credit facility is renewable annually. Ambassadors has also agreed to provide a credit facility to the Company for up to $20 million for on-going operations and potential acquisition needs. For a more complete discussion of these and other factors, please refer to the Company’s Form 10-K filed on March 27, 2002.

At March 31, 2002, the Company had $49.7 million of cash, cash equivalents, and available-for-sale securities, including program participant funds of $41.7 million. Under the Company’s cancellation policy, a program participant may be entitled to a refund of a portion of his or her deposit, less certain charges, depending on the time of cancellation. Should a greater number of participants cancel their travel in comparison to that which is part of the Company’s ongoing operations, due to circumstances such as international or domestic unrest, terrorism, or general economic downturn, the Company’s cash balances could be significantly reduced. Cash balances could also be reduced significantly if the financial institutions, which held balances beyond that federally insured, were to become insolvent.

The Company is continuing to pursue further acquisitions of related travel businesses that may require the use of cash and cash equivalents. No such acquisitions are currently pending and no assurance can be given that definitive agreements for any such acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to the Company.

Management believes that existing cash and cash equivalents and cash flows from operations, combined with the Company’s $20.0 million credit facility with Ambassadors will be sufficient to fund the Company’s anticipated operating needs, capital expenditures, and acquisitions through 2002.

FOREIGN CURRENCY; HEDGING POLICY

The substantial majority of the Company’s travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, the Company is exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. The Company has a program to provide a hedge against certain of these foreign currency risks. The Company uses forward contracts that allow the Company to acquire the foreign currency at a fixed price for a specified period of time. Some of the Company’s forward contracts include a synthetic component if a pre-determined trigger occurs during the term of the contract. All of the Company’s derivatives are designated as cash-flow hedges of forecasted transactions.

The Company accounts for these foreign exchange contracts and options with the provisions of Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities.” The Statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For qualifying cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to a forecasted transaction, changes in the fair value of the derivative instrument are reported in other comprehensive income. The gains and losses on the derivative instruments that are reported in other comprehensive income are reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges is recognized in current period earnings. Unrealized gains and losses on foreign currency exchange contracts that are not qualifying cash flow hedges as defined by SFAS 133 are recorded in the statement of operations.

PART II
OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

None

(b)	Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASSADORS GROUP, INC.

Date: May 13, 2002	By:	/s/ Margaret M. Sestero

Margaret M. Sestero Chief Financial Officer