Form 10-Q
period 2002-06-30
AMBASSADORS GROUP INC
filed 2002-08-01
CIK 1162315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

Commission file number 0-26420

AMBASSADORS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-1957010

(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

Dwight D. Eisenhower Building 110 South Ferrall Street Spokane, Washington	99202

(Address of principal executive offices)	(Zip code)

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

Common shares outstanding as of July 25, 2002: 9,838,662

AMBASSADORS GROUP, INC.
FORM 10-Q QUARTERLY REPORT

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)

	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Comprehensive Income	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7-11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-20

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	21

SIGNATURES		22

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMBASSADORS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2002 and December 31, 2001
(dollars in thousands)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,030	$16,518
Restricted cash equivalents	12	12
Available-for-sale securities	25,750	23,243
Foreign currency exchange contracts	588	—
Accounts receivable	305	143
Prepaid program costs and expenses	17,536	1,501
Deferred tax asset	—	301

Total current assets	75,221	41,718
Property and equipment, net	2,109	2,457
Deferred income taxes	1,878	1,878
Other assets	265	70

Total assets	$79,473	$46,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,060	$2,521
Accrued expenses	5,454	1,709
Participants’ deposits	40,913	16,551
Foreign currency exchange contracts	—	503
Deferred tax liability	142	—

Total current liabilities	56,569	21,284
Total stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding;
Common stock, $.01 par value; authorized, 20,000,000 shares; issued and outstanding, 9,838,662 and 9,813,140 shares	22,904	24,839

Total liabilities and stockholders’ equity	$79,473	$46,123

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
for the three- and six-month periods ended June 30, 2002 and 2001
(in thousands, except per share amounts)

	Six-months Ended		Three Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues	$18,033	$22,439	$17,367	$20,500

Operating expenses:
Selling and tour promotion	4,361	6,410	2,570	3,243
General and administrative	3,558	4,075	1,856	2,154

	7,919	10,485	4,426	5,397

Operating income	10,114	11,954	12,941	15,103

Other income:
Interest and dividend income	529	1,390	337	783

Income before income taxes	10,643	13,344	13,278	15,886
Income tax provision	3,565	4,536	4,435	5,401

Net income	$7,078	$8,808	$8,843	$10,485

Net income per share — basic	$0.72	$0.90	$0.90	$1.07

Weighted-average common shares outstanding — basic	9,824	9,813	9,831	9,813

Net income per share — diluted	$0.70	$0.90	$0.88	$1.07

Weighted-average common shares outstanding — diluted	10,114	9,813	10,093	9,813

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the three- and six-month periods ended June 30, 2002 and 2001
(dollars in thousands)

	Six-months Ended		Three Months Ended
	June 30		June 30

	2002	2001	2002	2001

Net Income	$7,078	$8,808	$8,843	$10,485
Unrealized gain (loss) on foreign currency exchange contracts, net of income tax (provision) benefit of $(381), $557, $(312) and $(418)	710	(952)	531	708

Comprehensive income	$7,788	$7,856	$9,374	$11,193

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended June 30, 2002 and 2001
(in thousands)

	2002	2001

Cash flows from operating activities:
Net income	$7,078	$8,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	387	439
Unrealized gain on foreign currency	—	(1,506)
Change in assets and liabilities:
Prepaid program costs and expenses	(16,035)	(22,617)
Accounts payable and accrued expenses	11,409	8,104
Participants’ deposits	24,362	25,972
Other current assets	(160)	(573)

Net cash provided by operating activities	27,041	18,627

Cash flows from investing activities:
Purchase of other investments	(2)	(320)
Purchase of property and equipment	(26)	(430)
Purchase of available-for-sale securities	(21,770)	(9,729)
Proceeds from sale or maturities of available-for-sale securities	19,262	31,907

Net cash (used in) provided by investing activities	(2,536)	21,428

Cash flows from financing activities:
Proceeds from exercise of stock options	100	—
Net dividend to Ambassadors (former parent)	(20,493)	(40,717)
Contribution from Ambassadors (former parent)	10,400	—

Net cash used in financing activities	(9,993)	(40,717)

Net increase (decrease) in cash and cash equivalents	14,512	(662)
Cash and cash equivalents, beginning of period	16,518	30,303

Cash and cash equivalents, end of period	$31,030	$29,641

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF CONSOLIDATION:

Ambassadors Group, Inc. (“Company”) is a leading educational travel company that organizes and promotes international and domestic programs for students, athletes, and professionals. Youth programs provide opportunities for grade school, junior, and senior high school students to learn about the history, government, economy and culture of the foreign and domestic destinations they visit, as well as for junior and senior high school athletes to participate in domestic and international sports challenges. The Company’s professional programs emphasize meetings and seminars between participants and persons in similar professions abroad.

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

The consolidated financial statements include the accounts of Ambassadors Group, Inc., and its wholly owned subsidiaries, Ambassador Programs, Inc., Ambassadors Sports Group, Inc.(Sports Group) and Ambassadors Unlimited, LLC. Sports Group commenced operations in June 1999 with the acquisition of a company engaged in providing youth sports travel programs. All significant intercompany accounts and transactions are eliminated in consolidation. The unaudited financial statements include all adjustments consisting of normal recurring accruals that, in the opinion of management, are necessary for a fair statement of the interim periods.

The consolidated financial statements as of December 31, 2001, for the three- and six-month periods ended June 30, 2001, and for the period from January 1, 2002 through February 28, 2002, have been carved out from the consolidated financial statements of Ambassadors using the historical operating results and historical bases of the assets and liabilities of Ambassadors’ business that the Company comprised. Accordingly, the historical financial information presented herein does not necessarily reflect what the Company’s financial position, operating results and cash flows would have been had the Company been a separate, stand-alone entity during the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The Company has a single operating segment consisting of the educational travel and sports programs for students, athletes and professionals. These programs have similar economic characteristics, offer comparable products to participants, and utilize similar processes for program marketing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.	INCOME PER SHARE:

Net income per share — basic is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Net income per share — diluted is computed by increasing the weighted-average number of common shares outstanding by the additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

The following table presents a reconciliation of basic and diluted earnings per share (EPS) computations (in thousands, except per share amounts):

	Six Months Ended			Three Months Ended
	June 30,			June 30,

	2002	2001		2002	2001

Numerator:
Net income for basic and diluted earnings per share	$7,078	$8,808		$8,843	$10,485

Denominator:
Weighted-average shares outstanding — basic	9,824	9,813		9,831	9,813
Effect of dilutive common stock options (A)	290	(A	)	262	(A	)

Weighted-average shares outstanding — diluted	10,114	9,813		10,093	9,813

Net income per share — basic	$0.72	$0.90		$0.90	$1.07

Net income per share — diluted	$0.70	$0.90		$0.88	$1.07

(A)	For the three months and six months ended June 30, 2001, the Company did not have any stock options outstanding (see Note 4).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.	RECAPITALIZATION OF THE COMPANY:

In April 2001 and February 2002, the Company’s common stock was split and 9,813,140 shares became issued and outstanding. Therefore, shares outstanding have been retroactively adjusted for the stock split for all applicable periods presented.

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

The distribution of the Company’s common stock pursuant to the spin-off is intended to be tax-free to Ambassadors and its stockholders. Ambassadors received a favorable Internal Revenue Service private letter ruling to that effect. The trading of the common stock of the Company on the Nasdaq National Market began on March 1, 2002, under the ticker symbol “EPAX.”

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

The consolidated financial statements include certain costs incurred by Ambassadors, which have been allocated to the Company. These costs are primarily corporate personnel, finance, travel, marketing and other general and administrative costs. The costs have been allocated to the Company primarily based on headcount or revenues of the Company relative to the total consolidated headcount or revenues of Ambassadors International, Inc. Management believes the cost allocations are reasonable within the consolidated parent company. If the Company operated as a separate entity without Ambassadors, however, management believes that these expenses would have increased due to increased costs associated with being a stand-alone public company and the additional personnel costs, marketing costs, and other general administrative costs associated therewith. Management believes that these expenses would have increased on an unaudited, proforma basis by approximately $171,000 for the two months ended February 28, 2002 and $335,000 and $635,000 for the three- and six month periods ended June 30, 2001, respectively.

6.	NEW ACCOUNTING PRONOUNCEMENTS:

In August 2001, the Financial Accounting Standards Board (FASB) approved Statement No. 143, Accounting for Asset Retirement Obligations (SFAS 143), which will be effective for the fiscal year beginning January 1, 2003. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not anticipate that the adoption of SFAS 143 will have a material impact on its financial condition or results of operation.

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

This quarterly report on Form 10-Q contains forward-looking statements regarding the Company’s actual and expected financial performance, the reasons for variances between quarter-to-quarter results, and the Company’s spin-off from its parent, Ambassadors. Forward-looking statements, which are included per the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, may involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results and performance in future periods to be materially different from any future results or performance suggested by the forward-looking statements in this report. Such forward-looking statements speak only as of the date of this report, and could involve risks including current investor reaction to the spin-off of the Company from its parent, Ambassadors, overall conditions in the travel services and educational travel services markets, and general economic conditions. The Company expressly disclaims any obligation to provide public updates or revisions to any forward-looking statements found herein to reflect any changes in Company expectations or any change in events. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. For a more complete discussion of these and other factors, please refer to the Company’s Form 10-K filed on March 27, 2002 and Form 10 Registration Statement, as amended, initially filed on November 15, 2001.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates estimates, including those related to cash and cash equivalents, available-for-sale securities, investments, intangible assets, income taxes, derivative financial instruments and contingencies. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of critical accounting policies and related judgment and estimates that affect the preparation of the consolidated financial statements is set forth in the Annual Report on Form 10-K for the year ended December 31, 2001.

COMPARISON OF THREE MONTHS ENDED June 30, 2002 TO THE THREE MONTHS ENDED June 30, 2001

GROSS PROGRAM RECEIPTS

Gross program receipts decreased to $49.5 million in the second quarter of 2002 from $58.7 million in the second quarter of 2001. The $9.2 million reduction is due primarily to a 15 percent decrease in the number of travelers to 11,000 passengers traveling in the second quarter of 2002 compared to approximately 12,900 traveling in the second quarter of 2001.

NET REVENUE

Net revenue was $17.4 million in the second quarter of 2002 compared to $20.5 million in the second quarter of 2001, a decrease of $3.1 million. The decrease is attributed to fewer passengers as stated above. Gross margin (revenue as a percentage of gross program receipts) remained comparable at approximately 35 percent.

SELLING AND TOUR PROMOTION EXPENSES

The Company’s policy is to expense all selling and tour promotion costs as they are incurred.

Selling and tour promotion expenses decreased to $2.6 million in the quarter ended June 30, 2002 from $3.2 million in the comparable quarter of 2001. The $0.6 million decrease in expenses was the result of $0.4 million in personnel savings due to a reduction in workforce enacted in the fourth quarter of 2001, as well as $0.2 million in reduced marketing strategies during the second quarter of 2002. The Company enacted this cost reduction plan as strategic positioning in response to the terrorist attacks on September 11, 2001 and the ongoing impact to the travel industry.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased during the second quarter of 2002 to $1.9 million from $2.2 million in the second quarter of 2001. The $0.3 million decrease was primarily the result of personnel savings due to the reduction in workforce enacted in the fourth quarter of 2001.

OPERATING INCOME

Operating income was $12.9 million in the quarter ended June 30, 2002 in comparison to $15.1 million in the comparable quarter of 2001. The $2.2 million or 14 percent operating income decrease is the result of changes described above.

OTHER INCOME

Other income in 2002 consisted primarily of interest income generated by cash and available-for-sale securities. As of June 30, 2002, the Company had $56.8 million in cash, cash equivalents and available-for-sale securities, an increase of $17.0 million from $39.8 million on December 31, 2001. The Company realized interest income of $0.3 million in the second quarter of 2002, compared to $0.8 million in the comparable quarter of 2001. The decrease in interest income is due to lower rates of return during the quarter ended June 30, 2002 in comparison to the quarter ended June 30, 2001, combined with the effects to cash balances of a $40.7 million dividend paid to Ambassadors during the six months ended June 30, 2001 versus a $20.5 million dividend paid to Ambassadors during the same six months of 2002. The dividend in the first half of 2002 was offset by a capital contribution approximating $10.4 million from Ambassadors, concurrent with the spin-off in February 2002 (See Note 4 and the Company’s 10-K filed on March 27, 2002).

INCOME BEFORE INCOME TAX PROVISION

Income before income tax provision was $13.3 million in the quarter ended June 30, 2002, in comparison to $15.9 million in the same quarter ended 2001. The $2.6 million decrease is the result of changes described above.

INCOME TAX PROVISION

The Company has recorded an income tax provision of approximately $4.4 million for the second quarter of 2002 compared to $5.4 million for the same quarter of 2001. The income tax provision has been recorded based upon the estimated annual effective income tax rate applied to the pre-tax income.

NET INCOME

Net income was $8.8 million in the quarter ended June 30, 2002, compared to $10.5 million in the quarter ended June 30, 2001. The $1.7 million net income decrease is the result of changes described above.

COMPARISON OF SIX MONTHS ENDED June 30, 2002, TO THE SIX MONTHS ENDED June 30, 2001

GROSS PROGRAM RECEIPTS

Gross program receipts were $51.8 million in the six months ended June 30, 2002, compared to $63.7 million in the six-month period ended June 30, 2001. The number of delegates traveling during the first six months of 2002 and 2001 was approximately 11,600 and 14,000, respectively. A 17-percent decrease in the number of travelers resulted in the $11.9 million reduction in gross program receipts.

NET REVENUE

Net revenue was $18.0 million and $22.4 million in the six-month periods ended June 30, 2002 and 2001, respectively. The decrease is attributed to fewer travelers as stated above. Gross margin (revenue as a percentage of gross program receipts) remained comparable at 35 percent when comparing the six-month periods of 2002 and 2001.

SELLING AND TOUR PROMOTION EXPENSES

The Company’s policy is to expense all selling and tour promotion costs as they are incurred.

Selling and tour promotion expenses decreased to $4.4 million in the six months ended June 30, 2002, from $6.4 million in the comparable period of 2001. The $2.0 million decrease in expenses was primarily the result of $.7 million in personnel savings due to a reduction in workforce enacted in the fourth quarter of 2001, as well as approximately $1.0 million in reduced marketing strategies during the six-month period ended June 30, 2002. The Company enacted this cost reduction plan as strategic positioning in response to the terrorist attacks on September 11, 2001, and the ongoing impact to the travel industry.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased during the six-month period ended June 30, 2002 to $3.6 million from $4.1 million in the six-month period ended June 30, 2001. The $0.5 million decrease was primarily the result of personnel savings due to the reduction in workforce enacted in the fourth quarter of 2001.

OPERATING INCOME

Operating income was $10.1 million and $12.0 million in the six months ended June 30, 2002 and 2001, respectively. The $1.9 million operating income reduction is the result of changes described above.

OTHER INCOME

Other income in 2002 consisted primarily of interest income generated by cash and available-for-sale securities. As of June 30, 2002, the Company had $56.8 million in cash, cash equivalents and available-for-sale securities; an increase of $17.0 million from $39.8 million on December 31, 2001. The Company realized interest income of $0.5 million in the first six months of 2002, compared to $1.4 million in the comparable period of 2001. The decrease in interest income is due to lower rates of return in the six months ended June 30, 2002, compared to the same period ending June 30, 2001. Interest income also was impacted by effects to cash balances of a $40.7 million dividend paid to Ambassadors during the six months ended June 30, 2001, versus a $20.5 million dividend paid to Ambassadors during the same six months of 2002. The dividend in the first half of 2002 was offset by a capital contribution approximating $10.4 million from Ambassadors, concurrent with the spin-off in February 2002 (See Note 4 and the Company’s 10-K filed on March 27, 2002).

INCOME BEFORE INCOME TAX PROVISION

Income before income tax provision was $10.6 million in the six months ended June 30, 2002 in comparison to $13.3 million in the six months ended June 30, 2001. The $2.7 million decrease is the result of changes described above.

INCOME TAX PROVISION

The Company has recorded an income tax provision of approximately $3.6 million and $4.5 million for the first six months of 2002 and 2001, respectively. The income tax provision has been recorded based upon the estimated annual effective income tax rate applied to the pre-tax income.

NET INCOME

Net income was $7.1 million in the six months ended June 30, 2002, compared to $8.8 million in the six months ended June 30, 2001. The net income decrease of $1.7 million is the result of changes described above.

SEASONALITY

The Company’s businesses are highly seasonal. The Company recognizes gross program receipts, revenues and program pass-through expenses upon the departure of the program participants. The majority of the Company’s travel programs are scheduled in June and July of each year, and the Company anticipates that this trend will continue for the foreseeable future. Substantially all of the Company’s operating income is generated in this period, which historically has offset the operating losses incurred during the rest of the year. The Company’s annual results and cash flows would be adversely affected if the Company’s revenues were to be substantially below seasonal norms during the second and third quarters of the year. For a more complete discussion of these and other factors, please refer to the Company’s 10-K filed on March 27, 2002.

FACTORS AFFECTING BUSINESS AND RESULTS OF OPERATIONS

The events of September 11, 2001 and their consequences had a very negative impact on domestic and international air travel and the travel industry in general. As a result, the Company experienced a reduction in registrations for travel in 2002 as compared to the registrations to this point in 2001. In response, the Company reduced its work force and enacted a pay reduction for senior management of the Company during 2001 that remains in effect. The Company also adjusted and revised virtually all of its marketing plans for 2002. The Company expects that the adverse impact to the Company’s operating results through June 30, 2002 will continue to have an impact on the third quarter of 2002 as a majority of its travel programs are scheduled in June and July of each year. Given the magnitude of these unprecedented events and the possible subsequent effects, the Company believes the impact has been and could continue to be material to its operations and cash flows, but cannot predict for how long.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s business is not capital intensive. However, the Company does retain funds for operating purposes in order to conduct sales and marketing efforts for future programs and to facilitate acquisitions of other companies.

Net cash provided by operations for the six-month periods ended June 30, 2002 and 2001 was $27.0 million and $18.6 million, respectively. The increase of $8.4 million in cash flow from operations primarily relates to an approximately $7.0 million reduction in net cash spent toward prepaid program costs during the first six months of 2002 in comparison to the same period of 2001.

Net cash provided by (used in) investing activities for the six-month periods ended June 30, 2002 and 2001 was $(2.5) million and $21.4 million, respectively. The $23.9 million decrease was primarily related to decreases in cash available for investing in available-for-sale securities due to the dividend paid to Ambassadors described below.

Net cash used in financing activities for the six-month period ended June 30, 2002, was $(10.0) million compared to $(40.7) million for the comparable period in 2001. The change in cash used period over period related to the dividend paid to Ambassadors decreasing to $20.5 million in the six months ended June 30, 2002, from $40.7 million in the six months ended June 30, 2001. The dividend in the first half of 2002 was offset by a capital contribution approximating $10.4 million from Ambassadors, concurrent with the spin-off in February 2002 (See Note 4 and the Company’s 10-K filed on March 27, 2002).

The Company does not have any material capital expenditure commitments for 2002. The Company has a credit facility available with Bank of America, with a current limit of up to $50.0 million for foreign currency purchases and forward contracts. This credit facility is renewable annually. Ambassadors has also agreed to provide a credit facility to the Company for up to $20.0 million for on-going operations and potential acquisition needs. For a more complete discussion of these and other factors, please refer to the Company’s Form 10-K filed on March 27, 2002.

At June 30, 2002, the Company had $56.8 million of cash, cash equivalents, and available-for-sale securities, including program participant funds of $40.9 million. Under the Company’s cancellation policy, a program participant may be entitled to a refund of a portion of his or her deposit, less certain charges, depending on the time of cancellation. Should a greater number of participants cancel their travel in comparison to that which is part of the Company’s ongoing operations, due to circumstances such as international or domestic unrest, terrorism, or general economic downturn, the Company’s cash balances could be significantly reduced. Cash balances could also be reduced significantly if the financial institutions, which held balances beyond that federally insured, were to become insolvent.

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

PART II
OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

At the annual meeting of shareholders of registrant on May 17, 2002, the following matters were voted upon:

(a) Election of Directors:

Nominee	Votes For	Votes Withheld

Brigitte M. Bren	9,250,858	27,101
Rafer L. Johnson	9,250,858	27,101
John C. Spence	9,250,858	27,101

(b)	Ratification of PricewaterhouseCoopers LLP as registrant’s independent accountants for the year ending December 31, 2002:

Votes For	Votes Against	Abstentions

9,252,888	22,451	2,620

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

None

(b)	Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASSADORS GROUP, INC.

Date: July 31, 2002	By:	/s/ Margaret M. Sestero

Margaret M. Sestero Chief Financial Officer