Form 10-Q/A
period 2002-06-30
AMBASSADORS GROUP INC
filed 2002-08-08
CIK 1162315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

SIGNATURES
EXHIBIT 99.1

AMBASSADORS GROUP, INC.
QUARTERLY REPORT ON FORM 10-Q/A
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

EXPLANATORY NOTE:

The Quarterly Report of Ambassadors Group, Inc. is being amended solely to included Exhibit 99.1 a certification of officers pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASSADORS GROUP, INC

Date: August 2, 2002	By:	/s/ Margaret M. Sestero Margaret M. Sestero Chief Financial Officer