Form 10-Q
period 2002-09-30
AMBASSADORS GROUP INC
filed 2002-11-12
CIK 1162315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

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

Common shares outstanding as of October 30, 2002: 9,857,900

AMBASSADORS GROUP, INC.
FORM 10-Q QUARTERLY REPORT

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited)

	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Comprehensive Income	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7 - 11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12 - 19

Item 4.	Controls and Procedures	19

PART II	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	20

SIGNATURES		21 - 23

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMBASSADORS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2002 and December 31, 2001
(dollars in thousands)

	September 30,	December 31,
	2002	2001
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$14,038	$16,518
Restricted cash equivalents	12	12
Available-for-sale securities	23,995	23,243
Foreign currency exchange contracts	286	—
Other current assets	1,963	1,945

Total current assets	40,294	41,718
Property and equipment, net	2,003	2,457
Deferred income taxes	1,878	1,878
Other assets	255	70

Total assets	$44,430	$46,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,230	$2,521
Accrued expenses	5,107	1,709
Participants’ deposits	7,596	16,551
Foreign currency exchange contracts	—	503
Deferred tax liability	31	—

Total current liabilities	14,964	21,284

Total stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 9,841,459 and 9,813,140 shares issued and outstanding	98	98
Additional paid-in capital	15,379	15,630
Retained earnings	13,809	9,451
Accumulated other comprehensive income (loss)	180	(340)

Total stockholders’ equity	29,466	24,839

Total liabilities and stockholders’ equity	$44,430	$46,123

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three- and nine-month periods ended September 30, 2002 and 2001
(dollars in thousands, except per-share amounts)

	Nine months Ended		Three months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues	$34,317	$41,777	$16,284	$19,338

Operating expenses:
Selling and tour promotion	8,918	11,498	4,557	5,088
General and administrative	5,289	6,314	1,731	2,238

	14,207	17,812	6,288	7,326

Operating income	20,110	23,965	9,996	12,012
Other income:
Interest and dividend income	812	1,823	283	432

Income before income taxes	20,922	25,788	10,279	12,444
Income tax provision	7,113	8,768	3,548	4,232

Net income	$13,809	$17,020	$6,731	$8,212

Net income per share — basic	$1.40	$1.73	$0.68	$0.84

Weighted-average common shares outstanding — basic	9,829	9,813	9,839	9,813

Net income per share — diluted	$1.37	$1.73	$0.67	$0.84

Weighted-average common shares outstanding — diluted	10,086	9,813	10,000	9,813

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the three- and nine-month periods ended September 30, 2002 and 2001
(dollars in thousands)

	Nine months Ended		Three months Ended
	September 30		September 30

	2002	2001	2002	2001

Net income	$13,809	$17,020	$6,731	$8,212
Unrealized gain (loss) on foreign currency exchange contracts, net of income tax (provision) benefit of $(269), $481, $112 and $(76)	520	(818)	(190)	134

Comprehensive income	$14,329	$16,202	$6,541	$8,346

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30, 2002 and 2001
(dollars in thousands)

	2002	2001

Cash flows from operating activities:
Net income	$13,809	$17,020
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	582	682
Change in assets and liabilities:
Prepaid program costs and expenses	(332)	(2,449)
Accounts payable and accrued expenses	3,233	455
Participants’ deposits	(8,955)	(16,695)
Other current assets	13	(87)

Net cash provided by (used in) operating activities	8,350	(1,074)

Cash flows from investing activities:
Purchase of property and equipment	(104)	(629)
Purchase of other investments	(2)	(320)
Purchase of available-for-sale securities	(25,264)	(14,997)
Proceeds from sale or maturities of available-for-sale securities	24,511	31,906

Net cash (used in) provided by investing activities	(859)	15,960

Cash flows from financing activities:
Proceeds from exercise of stock options	122	—
Net dividend to Ambassadors (former parent)	(20,493)	(36,241)
Contribution from Ambassadors (former parent)	10,400	—

Net cash used in financing activities	(9,971)	(36,241)

Net decrease in cash and cash equivalents	(2,480)	(21,355)
Cash and cash equivalents, beginning of period	16,518	30,303

Cash and cash equivalents, end of period	$14,038	$8,948

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF CONSOLIDATION:

Ambassadors Group, Inc., (“Company”) is a leading educational travel company that organizes and promotes international and domestic programs for students, athletes, and professionals. Youth programs provide opportunities for grade school, junior, and senior high school students to learn about the history, government, economy and culture of the foreign and domestic destinations they visit, as well as for junior and senior high school athletes to participate in domestic and international sports challenges. The Company’s professional programs emphasize meetings and seminars between participants and persons in similar professions abroad.

The business of the Company has been active since its former parent, Ambassadors International, Inc., (“Ambassadors”) was founded in 1967. In 1995, in connection with Ambassadors’ initial public offering, the business of Ambassadors was transferred to the Company and the Company became a wholly owned subsidiary of Ambassadors. On February 28, 2002, the Company was spun-off to the stockholders of Ambassadors (See Note 4).

The consolidated financial statements include the accounts of Ambassadors Group, Inc., and its wholly owned subsidiaries, Ambassador Programs, Inc., Ambassadors Sports Group, Inc., and Ambassadors Unlimited, LLC. All significant intercompany accounts and transactions are eliminated in consolidation. The unaudited financial statements include all adjustments consisting of normal recurring accruals that, in the opinion of management, are necessary for a fair statement of the interim periods.

The consolidated financial statements as of December 31, 2001, for the three- and nine-month periods ended September 30, 2001, and for the period from January 1, 2002 through February 28, 2002, have been carved out from the consolidated financial statements of Ambassadors using the historical operating results and historical bases of the assets and liabilities of Ambassadors’ business of which the Company was comprised. Accordingly, the historical financial information presented herein does not necessarily reflect what the Company’s financial position, operating results and cash flows would have been had the Company been a separate, stand-alone entity during the periods presented.

The Company has a single operating segment consisting of the educational travel and sports programs for students, athletes and professionals. These programs have similar economic characteristics, offer comparable products to participants, and utilize similar processes for program marketing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.	INCOME PER SHARE:

Net income per share — basic — is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Net income per share — diluted — is computed by increasing the weighted-average number of common shares outstanding by the additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

The following table presents a reconciliation of basic and diluted earnings per share (EPS) computations (in thousands, except per-share amounts):

	Nine months Ended			Three months Ended
	September 30,			September 30,

	2002	2001		2002	2001

Numerator:
Net income for basic and diluted earnings per share	$13,809	$17,020		$6,731	$8,212

Denominator:
Weighted-average shares outstanding — basic	9,829	9,813		9,839	9,813
Effect of dilutive common stock options	257	(A	)	161	(A	)

Weighted-average shares outstanding — diluted	10,086	9,813		10,000	9,813

Net income per share — basic	$1.40	$1.73		$0.68	$0.84

Net income per share — diluted	$1.37	$1.73		$0.67	$0.84

(A)	For the three months and nine months ended September 30, 2001, the Company did not have any stock options outstanding (see Note 4).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.	RECAPITALIZATION OF THE COMPANY:

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

In connection with the spin-off, the Company entered into agreements with Ambassadors that provided for the separation of the Company’s business operations from Ambassadors. These agreements also govern various interim and ongoing relationships. During 2002, prior to its spin-off from Ambassadors and pursuant to the Master Separation and Distribution Agreement, the Company paid to Ambassadors a cash dividend approximating $20.5 million or $2.08 per outstanding share. Ambassadors also contributed to the Company a capital contribution approximating $10.4 million or $1.06 per outstanding share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

5.	ALLOCATED COSTS:

The consolidated financial statements include certain costs incurred by Ambassadors, which have been allocated to the Company through February 28, 2002, the date of the spin-off. These costs are primarily corporate personnel, finance, travel, marketing and other general and administrative costs. The costs have been allocated to the Company primarily based on headcount or revenues of the Company relative to the total consolidated headcount or revenues of Ambassadors. Management believes the cost allocations are reasonable within the consolidated parent company. If the Company operated as a separate entity without Ambassadors, however, management believes that these expenses would have increased due to increased costs associated with being a stand-alone public company and the additional personnel costs, marketing costs, and other general administrative costs associated therewith. Management believes that these expenses would have increased on an unaudited, proforma basis by approximately $171,000 for the two months ended February 28, 2002 and $315,000 and $950,000 for the three- and nine-month periods ended September 30, 2001, respectively.

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

In October 2001, the FASB approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 144 also supercedes the accounting and reporting provisions of APB 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS 144 retains many of the fundamental provisions of SFAS 121, but resolves certain implementation issues associated with that Statement. The Company adopted this Statement during the first quarter of fiscal 2002. The adoption of SFAS 144 did not have a material impact on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

In April 2002, the FASB adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Considerations. This Statement eliminates the requirement that gains and losses from the extinguishments of debt be aggregated and classified as an extraordinary item, net of tax. SFAS 145 also provides clarification for the accounting of sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted this Statement during the second quarter of fiscal 2002. The adoption of SFAS 145 did not have a material impact on the Company’s consolidated financial statements.

The FASB adopted SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities, issued in June 2002, and is effective for activities initiated after December 31, 2002. This Statement nullifies EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit or Disposal Activity (Including Certain Costs Incurred in a Restructuring) and EITF 88-0, Costs Associated with a Lease Modification or Termination.

SFAS 146 establishes that the initial liability for costs associated with exit and disposal activities be measured at fair value and recognized when the liability is incurred. SFAS 146 prohibits the recognition of a liability based solely on an entity’s commitment to a plan for disposal.

SFAS 146 also provides an accounting model for one-time termination benefits and guidance on accounting for costs to terminate operating leases.

The Company will adopt SFAS 146 in the fourth quarter of 2002 and does not foresee that it will have a material impact on the Company’s consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements regarding the Company’s actual and expected financial performance, the reasons for variances between quarter-to-quarter results, and the Company’s spin-off from its parent, Ambassadors International, Inc. Forward-looking statements, which are included per the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995, may involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results and performance in future periods to be materially different from any future results or performance suggested by the forward-looking statements in this report. Such forward-looking statements speak only as of the date of this report, and could involve risks including current investor reaction to the spin-off of the Company from its parent, Ambassadors International, Inc., overall conditions in the travel services and educational travel services markets, and general economic conditions. The Company expressly disclaims any obligation to provide public updates or revisions to any forward-looking statements found herein to reflect any changes in Company expectations or any change in events. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. For a more complete discussion of these and other factors, please refer to the Company’s Form 10-K filed on March 27, 2002, and Form 10 Registration Statement, as amended, initially filed on November 15, 2001.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates estimates, including those related to cash and cash equivalents, available-for-sale securities, investments, intangible assets, income taxes, derivative financial instruments and contingencies on an ongoing basis. Management bases these estimates on historical experience and on other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of critical accounting policies and related judgment and estimates that affect the preparation of the consolidated financial statements is set forth in the Annual Report on Form 10-K for the year ended December 31, 2001.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2002 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

GROSS PROGRAM RECEIPTS

Gross program receipts decreased to $41.0 million in the third quarter of 2002 from $48.5 million in the third quarter of 2001. The $7.5 million reduction is due primarily to an 18 percent decrease in the number of travelers to 9,000 passengers traveling in the third quarter of 2002 compared to approximately 11,000 traveling in the third quarter of 2001.

NET REVENUE

Net revenue was $16.3 million in the third quarter of 2002 compared to $19.3 million in the third quarter of 2001, a decrease of $3.0 million. The decrease is attributed to fewer passengers as stated above. Gross margin (net revenue as a percentage of gross program receipts) remained comparable at approximately 40 percent.

SELLING AND TOUR PROMOTION EXPENSES

The Company’s policy is to expense all selling and tour promotion costs as they are incurred.

Selling and tour promotion expenses decreased to $4.6 million in the quarter ended September 30, 2002, from $5.1 million in the comparable quarter of 2001. The $0.5 million decrease in expenses was primarily the result of $0.2 million in personnel savings due to a reduction in workforce enacted in the fourth quarter of 2001, as well as $0.4 million due to reduced marketing expenditures during the third quarter of 2002. The Company enacted this cost reduction plan to strategically reposition itself after the terrorist attacks of September 11, 2001, and the subsequent slowdown in the travel industry.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased during the third quarter of 2002 to $1.7 million from $2.2 million in the third quarter of 2001. The $0.5 million decrease was primarily the result of personnel savings and reduced professional fees due to cost management adjustments implemented immediately after September 11, 2001.

OPERATING INCOME

Operating income was $10.0 million in the quarter ended September 30, 2002 in comparison to $12.0 million in the comparable quarter of 2001. The $2.0 million or 17 percent operating income decrease is the result of changes described above.

OTHER INCOME

Other income in 2002 consisted primarily of interest income generated by cash and available-for-sale securities. As of September 30, 2002, the Company had $38.0 million in cash, cash equivalents and available-for-sale securities, a decrease of $1.8 million from $39.8 million at December 31, 2001. The Company realized interest income of $0.3 million in the third quarter of 2002, compared to $0.4 million in the comparable quarter of 2001. The decrease in interest income is due primarily to lower rates of return during the quarter ended September 30, 2002, in comparison to the quarter ended September 30, 2001.

INCOME BEFORE INCOME TAX PROVISION

Income before income tax provision was $10.3 million in the quarter ended September 30, 2002, in comparison to $12.4 million in the same quarter of 2001. The $2.1 million decrease is the result of changes described above.

INCOME TAX PROVISION

The Company has recorded an income tax provision of approximately $3.5 million for the third quarter of 2002 compared to $4.2 million for the same quarter of 2001. The income tax provision has been recorded based upon the estimated annual effective income tax rate applied to the pre-tax income.

NET INCOME

Net income was $6.7 million for the quarter ended September 30, 2002, compared to $8.2 million for the quarter ended September 30, 2001. The $1.5 million net income decrease is the result of changes described above.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2002, TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

GROSS PROGRAM RECEIPTS

Gross program receipts were $92.8 million for the nine months ended September 30, 2002, compared to $112.2 million for the nine-month period ended September 30, 2001. The number of delegates traveling during the first nine months of 2002 and 2001 was approximately 21,000 and 25,000, respectively. The 16 percent decrease in the number of delegates traveling resulted in the approximately $19.4 million reduction in gross program receipts.

NET REVENUE

Net revenue was $34.3 million and $41.8 million in the nine months ended September 30, 2002 and 2001, respectively. The decrease of 18 percent or $7.5 million is attributed to fewer travelers as stated above. Gross margin (net revenue as a percentage of gross program receipts) remained comparable at 37 percent when comparing the nine months ending September 30, 2002 and 2001.

SELLING AND TOUR PROMOTION EXPENSES

The Company’s policy is to expense all selling and tour promotion costs as they are incurred.

Selling and tour promotion expenses decreased by $2.6 million to $8.9 million in the nine months ended September 30, 2002, from $11.5 million in the comparable period of 2001. The decrease in expenses was primarily the result of $0.9 million in personnel savings due to a reduction in workforce enacted in the fourth quarter of 2001, as well as approximately $1.4 million due to reduced marketing expenditures during the nine months ended September 30, 2002. The Company enacted this cost reduction plan to strategically reposition itself after the terrorist attacks of September 11, 2001, and the subsequent slowdown in the travel industry.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased during the nine months ended September 30, 2002, to $5.3 million from $6.3 million in the nine months ended September 30, 2001. The $1.0 million decrease was primarily the result of personnel savings and reduced professional fees due to cost management adjustments implemented immediately after September 11, 2001.

OPERATING INCOME

Operating income was $20.1 million and $24.0 million for the nine months ended September 30, 2002 and 2001, respectively. The $3.9 million operating income reduction is the result of changes described above.

OTHER INCOME

Other income in 2002 consisted primarily of interest income generated by cash and available-for-sale securities. As of September 30, 2002, the Company had $38.0 million in cash, cash equivalents and available-for-sale securities; a decrease of $1.8 million from $39.8 million at December 31, 2001. The Company realized interest income of $0.8 million in the first nine months of 2002, compared to $1.8 million in the comparable period of 2001. The decrease in interest income is primarily due to lower rates of return in the nine months ended September 30, 2002, compared to the same period ending September 30, 2001. Interest income also was impacted by effects to cash balances of a $36.2 million dividend paid to Ambassadors during the nine months ended September 30, 2001, and a $20.5 million dividend paid to Ambassadors during the comparable nine months of 2002. The dividend paid in 2002 was offset by a capital contribution approximating $10.4 million from Ambassadors, concurrent with the spin-off in February 2002 (See Note 4 and the Company’s 10-K filed on March 27, 2002).

INCOME BEFORE INCOME TAX PROVISION

Income before income tax provision was $20.9 million in the nine months ended September 30, 2002, in comparison to $25.8 million in the nine months ended September 30, 2001. The $4.9 million decrease is the result of changes described above.

INCOME TAX PROVISION

The Company has recorded an income tax provision of approximately $7.1 million and $8.8 million for the first nine months of 2002 and 2001, respectively. The income tax provision has been recorded based upon the estimated annual effective income tax rate applied to the pre-tax income.

NET INCOME

Net income was $13.8 million in the nine months ended September 30, 2002, compared to $17.0 million in the nine months ended September 30, 2001. The decrease in net income of $3.2 million is the result of changes described above.

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

FACTORS AFFECTING BUSINESS AND RESULTS OF OPERATIONS

The events of September 11, 2001, and their consequences had a very negative impact on domestic and international air travel and the travel industry in general. As a result, the Company experienced a reduction in the number of travelers in 2002 as compared to 2001. In response, the Company reduced its workforce and enacted a pay reduction for senior management of the Company during 2001 that remained in effect through the third quarter of 2002. The Company also adjusted and revised virtually all of its marketing plans for 2002. The Company expects that the adverse impact affecting the Company’s operating results through September 30, 2002 will continue to have an impact on the fourth quarter of 2002. Given the magnitude of these unprecedented events and the possible subsequent effects, the Company believes the impact has been and could continue to be material to its operations and cash flows, but cannot predict for how long. In addition, the Company continues to consider other world events such as the conflict in the Middle East and believe such events could also significantly adversely impact its operations and cash flow.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s business is not capital intensive. However, the Company does retain funds for operating purposes in order to conduct sales and marketing efforts for future programs and to facilitate acquisitions of other companies.

Net cash provided by (used in) operations for the nine-month period ended September 30, 2002 and 2001, was $8.4 million and $(1.1) million, respectively. The increase of $9.5 million in cash flow from operations was primarily related to an increase in number of participants registered for future travel programs at September 30, 2002 versus 2001, as well as, an increase in accrued liabilities related to income taxes payable. These increased cash flows are offset by a decrease in net income of $3.2 million.

Net cash provided by (used in) investing activities for the nine-month periods ended September 30, 2002 and 2001, was $(0.9) million and $16.0 million, respectively. The $16.9 million decrease was primarily related to decreases in cash available for investing in available-for-sale securities due to the dividend paid to Ambassadors described below.

Net cash used in financing activities for the nine-month period ended September 30, 2002, was $10.0 million compared to $36.2 million for the comparable period in 2001. Approximately $26.2 million less cash was used in financing activities for the nine-months ended 2002 versus 2001 primarily due to $15.7 million less dividend paid to Ambassadors and a $10.4 million increased contribution from Ambassadors concurrent with the spin-off in February 2002 (See Note 4 and the Company’s 10-K filed on March 27, 2002).

The Company does not have any material capital expenditure commitments for 2002. The Company has a credit facility available with Bank of America, with a current limit of up to $50.0 million for foreign currency purchases and forward contracts. This credit facility is renewable annually. Ambassadors has also agreed to provide a credit facility to the Company for up to $20.0 million for on-going operations and potential acquisition needs through August 2003. For a more complete discussion of these and other factors, please refer to the Company’s Form 10-K filed on March 27, 2002.

At September 30, 2002, the Company had $38.0 million of cash, cash equivalents, and available-for-sale securities, including program- participant funds of $7.6 million. Under the Company’s cancellation policy, a program participant may be entitled to a refund of a portion of his or her deposit, less certain charges, depending on the time of cancellation. Should a greater number of participants cancel their travel in comparison to that which is part of the Company’s ongoing operations, due to circumstances such as international or domestic unrest, terrorism, or general economic downturn, the Company’s cash balances could be significantly reduced. Cash balances could also be reduced significantly if the financial institutions, which held balances beyond that federally insured, were to become insolvent.

The Company is continuing to pursue further acquisitions of related travel businesses that may require the use of cash and cash equivalents. No such acquisitions are currently pending and no assurance can be given that definitive agreements for any such acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to the Company.

Management believes that existing cash and cash equivalents and cash flows from operations, combined with the Company’s $20.0 million credit facility with Ambassadors’ will be sufficient to fund the Company’s anticipated operating needs, capital expenditures, and acquisitions through 2003.

FOREIGN CURRENCY; HEDGING POLICY

A substantial majority of the Company’s travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, the Company is exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. The Company has a program to provide a hedge against certain of these foreign currency risks. The Company uses forward contracts that allow the Company to acquire the foreign currency at a fixed price for a specified period of time. Some of the Company’s forward contracts include a synthetic component if a pre-determined trigger occurs during the term of the contract. All of the Company’s derivatives are designated as cash-flow hedges of forecasted transactions.

The Company accounts for these foreign exchange contracts and options in accordance with the provisions of Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities.” The statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For qualifying cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to a forecasted transaction, changes in the fair value of the derivative instrument are reported in other comprehensive income. The gains and losses on the derivative instruments that are reported in other comprehensive income are reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges is recognized in current period earnings. Unrealized gains and losses on foreign currency exchange contracts that are not qualifying cash flow hedges as defined by SFAS 133 are recorded in the statement of operations.

Item 4. CONTROLS AND PROCEDURES

     The Company’s management, including the principal executive officer and principal financial officer, conducted an evaluation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on their evaluation, the Company’s principal executive officer and principal accounting officer concluded that the Company’s disclosure controls and procedures are effective.

     There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph above.

PART II
OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits:

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASSADORS GROUP, INC.

Date: November 8, 2002	By:	/s/ Margaret M. Sestero

Margaret M. Sestero Chief Financial Officer

CERTIFICATIONS

I, Jeff Thomas, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ambassadors Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Jeffrey D. Thomas Jeffrey D. Thomas Chief Executive Officer

I, Margaret Sestero, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ambassadors Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Margaret M. Sestero Margaret M. Sestero Chief Financial Officer