Form 10-K
period 2002-12-31
AMBASSADORS GROUP INC
filed 2003-03-21
CIK 1162315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________ .

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

          ☑ Yes
          ☐ No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

          ☑ Yes
          ☐ No

     Indicate by check mark whether the registrant is an accelerated filer as defined in the Securities and Exchange Act Rule 12b-2.

          ☑ Yes
          ☐ No

     The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based upon the closing sales price of the Common Stock on the Nasdaq Stock Market on June 28, 2002, was $95,547,563. The number of shares of the registrant’s Common Stock outstanding as of February 28, 2003 was 9,883,938.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement relating to the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III.

(This page intentionally left blank)

PART I

(This page intentionally left blank)

Forward-Looking Statements

     Statements contained in this Annual Report on Form 10-K of Ambassadors Group, Inc. (the “Company”), which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements in Item 1., “Business,” and Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding intent, belief or current expectations of the Company or its officers with respect to, among other things, trends in the travel industry, the Company’s business and growth strategies, the Company’s use of technology, the Company’s ability to integrate acquired businesses, and fluctuations in the Company’s quarterly results of operations.

     Forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include factors affecting the travel industry generally, competition, the ability of the Company to successfully integrate the operations of existing or acquired companies, and a variety of factors such as war with Iraq, recession, weather conditions and concerns for passenger safety that could cause a decline in travel demand, as well as the risk factors set forth in Item 1. “Business — Risk Factors,” and other factors as may be identified from time to time in the Company’s filings with the Securities and Exchange Commission or in the Company’s press releases.

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

     Since Ambassadors’ initial public offering in 1995, the Company has expanded its operations primarily through internal growth and two acquisitions of travel businesses. Since 1983, the Company has organized programs for more than 209,000 students, adults and athletes in more than 35 countries on five continents. The Company’s educational travel programs feature visits to such countries as Australia, China, France, Germany, Great Britain, Italy and New Zealand. In 2002, more than 21,000 participants traveled on the Company’s programs.

     The Company believes that its association with People to People International (“People to People”) and its 36 years of continuous experience and relationships arising from organizing travel programs have provided the foundation for the Company to develop and maintain strong strategic alliances, including but not limited to those with Yosemite National Institute, Off the Beaten Path LLP, Full On (Europe) Limited, US Tennis Association, the Amateur Athletic Union, USA Volleyball and Swimming, US Soccer, American Youth Soccer Association, and Young American Bowling Alliance.

     The Company intends to grow its business internally through marketing enhancements, new programs and strategic alliances, and may make selective acquisitions of and joint agreements with travel and travel-related businesses.

     The principal offices of the Company are located in Spokane, Washington.

RELATIONSHIP WITH AMBASSADORS

     Prior to February 28, 2002, Group was a wholly owned subsidiary of Ambassadors. Effective February 28, 2002, Ambassadors completed the spin-off of Group by virtue of a special stock dividend to Ambassadors’ stockholders of all of the outstanding shares of Group that Ambassadors owned (the “Distribution”). Beginning March 1, 2002, Group operated as an independent stand-alone company. Trading of the common stock of Group on the Nasdaq National Market began on March 1, 2002 under the symbol “EPAX”.

     In connection with the spin-off, Group entered into agreements with Ambassadors that separated the Company’s business operations from Ambassadors. The agreements between Group and Ambassadors also govern ongoing relationships. All of the agreements separating the Company’s business operations from Ambassadors were made in the context of the parent-subsidiary relationship and were negotiated in the overall context of the Company’s separation from Ambassadors. The terms of these agreements may be more or less favorable to Group than if they had been negotiated with unaffiliated third parties. See “Risk Factors — Risks Relating to the Separation of Group from Ambassadors.”

BUSINESS

     The Company organizes and promotes educational travel programs for students, professionals and athletes, principally using the People to People name. People to People is a private, non-profit organization dedicated to the promotion of world peace through cultural exchange. People to People was founded by President Dwight D. Eisenhower in 1956 and was originally administered by the U.S. State Department. Eight U.S. Presidents since President Eisenhower have served as Honorary Chairman of People to People, including President George W. Bush, who currently holds that position. Mary Eisenhower, the Chief Executive Officer of People to People, also continues her grandfather’s legacy by serving the organization.

     The Company has the exclusive right to develop and conduct student programs for kindergarten through high school students using the People to People name. The Company also has the non-exclusive right to develop, market and operate programs for professionals, college age, and athletes using the People to People name; however, at the present time, the Company is the only entity that has been given this right by People to People. These rights have been granted pursuant to agreements with People to People, which expire in 2010 and, at the election of the Company, may be extended through 2020.

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

     Student Ambassador Program delegations depart during the summer months, June through August, and generally travel for approximately 14 to 23 days, during which time each delegation visits one or more foreign countries. Each delegation generally consists of approximately 30 to 40 students and several teachers, who act as the delegation’s leaders. Teachers and students comprising a delegation generally come from the same locale. Local guides in each country assist the delegations in their travels.

     Programs are designed by the Company’s staff of international planners and researchers to provide an educational and entertaining travel experience by exposing students to the history, government, economy and culture of the country or countries visited. In each country, the Company contracts with program coordinators to provide day-to-day oversight of the programs. Additionally, a local guide trained by the Company accompanies the group throughout the duration of its program. In many instances, the Company also provides students with the opportunity for a homestay (a brief stay with a host family) which gives students a glimpse of daily life in the visited country.

     Students who complete certain written assignments and other projects can receive high school and university credit for their participation in the program. Universities recognizing academic credit include, but are not limited to, Stanford University, the University of California, Los Angeles, and Georgetown University. In addition, high school students who successfully complete the program may be eligible to receive up to 40 Service Learning Credits, which have become a graduation requirement in many curriculums countrywide.

Sports Ambassador Programs

     The Company’s Sports Ambassador Programs provide an opportunity for athletes to explore the host country’s culture and to participate in international tournaments with teams from across the world in up to 8 different sports. Athletes’ ages range from 11 to 19 years. The Company markets its Sports Ambassador Programs through a combination of direct mail and local informational meetings. Interested athletes apply to the program and are interviewed by representatives of the Company, after which the selected athletes are accepted for the program.

     Participants in the Sports Ambassador Programs depart during the summer months, June through August, and travel for 9 to 14 days. Teams are formed based on gender and age. Most teams are comprised of athletes from different states. During a 3 to 4 day training camp, all athletes participate in an individual skill assessment, after which rosters are formed to ensure balanced and competitive teams. After the formation of rosters, the rest of the training camp focuses on team practice and fundamentals in preparation for the ensuing tournament competition. In each tournament, the Company contracts with overseas tournament organizers to provide day-to-day oversight of the programs. Additionally, athletes are exposed to international culture through Company-arranged educational excursions.

     Athletes in the sixth through twelfth grades who complete certain written assignments and projects can receive high school and university credit for their participation in the program. Universities recognizing academic credit include, but are not limited to Stanford University, the University of California, Los Angeles, and Georgetown University. All athletes who successfully complete the program are eligible to receive up to 40 Service Learning Credits, which have become a high school graduation requirement in many curriculums countrywide.

Professional Ambassador Programs

     The Company’s Professional Ambassador Programs provide professionals with common interests the opportunity to travel abroad to meet and exchange ideas with foreign citizens who have similar backgrounds, interests or professions. The Company markets its Professional Ambassador Programs through a direct mail marketing effort throughout the year. Programs originate from the Company’s internal marketing and research staff, who identify potential delegation topics and leaders. Professional programs have been conducted in such areas as agriculture, economics, education, law, medicine and science.

     The Company believes that its Professional Ambassador Programs provide participants with enriching experiences and deeper understandings of foreign cultures and people than visits arranged independently or through travel agencies. Professional Ambassador Programs operate year-round and are generally designed to provide a specialized adult educational experience. Professional Ambassador Programs travel 10 to 14 days. Unlike travel programs provided by travel agencies, these professional exchanges are intended largely as working programs, with a significant amount of the participant’s time involved in organized meetings, seminars and round-table discussions with their foreign counterparts, inspection visits to major foreign facilities and institutions and informal gatherings with foreign counterparts. Each program is led by a delegation leader chosen by the Company based upon his or her recognition in the field and expertise regarding the special focus of the particular program. Participants in the professional programs may be eligible for Continuing Education Credits as available within their profession.

Other Programs

     The Company’s Eisenhower Scholar Programs provide a unique international travel experience specifically designed for university students with an opportunity to study abroad during their semester or quarter breaks. The curriculum-based programs focus on specific areas of study such as international business, medicine, law, diplomacy, humanities, and leadership. In addition, the Company also provides Conference Programs giving the opportunity for motivated students with academic promise, leadership potential and a desire to serve their communities to travel to either a domestic or international location to exchange ideas with renowned speakers, field specific experts, professional educators and their peers. This program is specifically designed for students in the sixth through twelfth grades. In addition to the academic coursework, participants engage in specially designed team-building and leadership skills building exercises. Both the Eisenhower Scholar and Conference Programs travel for approximately 7 to 18 days and include group discussions, workshops, educational meetings and other social and recreational activities.

     The Company markets the Eisenhower Scholar and Conference Programs through a direct mail marketing effort throughout the year. Programs originate from the Company’s internal marketing and research staff, who identify delegation topics, speakers and leaders. Delegates traveling on these programs may receive transferable high school or university credits as part of the academic program. These programs currently do not generate significant revenues.

     The Company also travels participants on golf programs. People to People golf programs build international understanding through the game of golf. These programs provide opportunities to experience foreign cultures, delve into history, explore beautiful landscapes, and play golf at some of the finest golf courses in the world. The Company markets the golf programs through a direct mail marketing effort throughout the year. These programs currently do not generate significant revenues.

Strategic Alliances

     The Company also operates certain specialty travel programs for domestic travel markets. The Company has entered into an alliance with Yosemite National Institutes, a non-profit organization with operations in Yosemite National Park, Olympic National Park and Golden Gate National Recreation Area. The Company’s agreement with Yosemite National Institutes prescribes the nature, scope and pricing of the travel services provided by Yosemite National Institutes to the Company’s customers. The agreement with Yosemite National Institutes is exclusive, except that Yosemite National Institutes may conduct its own programs. The Company also has agreements with the Amateur Athletic Union, Young American Bowling Alliance, and American Youth Soccer Organization to offer international travel for its players. These agreements currently do not generate significant revenues.

     The Company has entered into strategic alliances to further introduce innovative, educational travel experiences both internationally and domestically. Such strategic alliances include, but are not limited to, Off the Beaten Path LLP, Students on Ice and Full On (Europe) Limited.

Service Marks

     The Company and its subsidiaries have registered a variety of service and trademarks, including the names “Venture Into the World”, “Citizen Ambassador Program”, “Initiative For Understanding”, “Travel with a Purpose”, “Student Ambassador Program”, “Sports Ambassador”, “Eisenhower Scholar”, “American Ambassador Program”, and “Youth Summit.” In addition, the Company has the right, subject to certain exceptions, to use People to People’s name, service mark and logo for use in marketing student, sports, and professional programs. The Company believes that the strength of its service and trademarks is valuable to its business and intends to continue to protect and promote its marks as appropriate. However, the Company believes that its business is not overly dependent upon any trademark or service mark.

Insurance

     The Company maintains insurance coverage that it believes is adequate for its business, including but not limited to, a total of $25 million in coverage for professional and general liability insurance. The Company also maintains insurance coverage on real property (for owned and, where required, leased property) and personal property on a replacement cost basis. There is no assurance that the insurance maintained by the Company will be adequate in the event of a claim, or that such insurance will continue to be available in the future.

Employees

     On February 19, 2003, the Company employed 153 employees, of which 145 were full-time employees. Of the Company’s full-time employees, 143 are located in Spokane, Washington and 2 are located in Newport Beach, California. The Company has 105 full-time employees engaged in selling and tour promotion and 40 full-time employees in general and administrative positions. The Company also employs temporary labor on a seasonal basis to assist with its direct marketing efforts in recognition of the fact that the Company’s travel programs are seasonal in nature. None of the Company’s employees are subject to collective bargaining agreements or are represented by a union. The Company believes that its labor relations are good.

BUSINESS STRATEGY

     The Company believes that high quality programs and exceptional customer service are and will remain key elements of the Company’s success. The Company’s strategy is to maintain its quality standards while increasing its volume of business. To grow its business, the Company intends to (i) expand the marketing and tour volume of its existing student and sports travel programs, (ii) introduce new student and sport travel programs and strategic alliances, (iii) expand its professional travel programs, and (iv) pursue acquisition opportunities.

Expand the Marketing and Tour Volume of Existing Student and Sports Travel Programs

     U.S. Census data projects that there will be more than 42.2 million people in the 10 to 19 year old age range by 2005. The Company believes that a large number of qualified students in this age group are not aware of the Company’s youth travel programs. In light of these factors, the Company intends to improve its marketing techniques by targeting additional age groups, making greater use of referrals from teachers, parents and past student travelers, and expanding and refining its extensive databases of potential participants.

Introduce New Student and Sports Travel Programs and Strategic Alliances

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

Broaden Professional Travel Programs

     According to U.S. Census data, the number of Americans 45 to 74 years old is expected to grow substantially, increasing to more than 92.7 million people in 2005 from 79.3 million people in 2000. This trend is expected to benefit the Company, since this population segment historically has been the most likely to participate in one of the Company’s professional travel programs. In addition, the Company believes that American adults increasingly seek the convenience and unique experiences offered by prepackaged vacation tours. Consequently, the Company believes that the opportunity exists to expand its professional educational travel programs by continuing to improve the quality and number of its specialty professional programs and by exploring new country destinations. The Company also intends to develop alliances with partners that have strong brand recognition and access to well defined customer segments.

Pursue Acquisition Opportunities

     The Company considers the industries encompassed by its business to be large and fragmented, which present attractive acquisition opportunities. The Company believes that the industry’s large size and fragmentation will facilitate acquisitions of businesses that are either compatible with the Company’s current business or represent a developing specialty segment not currently addressed by the Company’s operations.

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

     The Company believes that the principal basis of competition in the educational segment of the market is the quality and uniqueness of the educational program offered, customer service, reputation and program cost. The Company believes that its agreements with People to People, as well as its 36 years of experience organizing student and professional educational programs and established relationships with public officials, organizations and residents in countries in which it provides programs, allow the Company to provide an educational opportunity that is not easily duplicated by competitors’ programs.

     The Company believes that the barriers to entry are relatively low for any future competitors. Certain organizations engaged in the travel business have substantially greater financial, marketing and sales resources than the Company. There can be no assurance that the Company’s present or future competitors will not exert significant competitive pressures on the Company.

RISK FACTORS

     The following factors should be considered in addition to other information included in this report. These factors include Risks Relating to Group’s Business, Risks Relating to the Separation of Group from Ambassadors, and Risks Relating to the Securities Markets and Ownership of Group Common Stock.

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

Risks Relating to Group’s Business

     War with Iraq

     The threat of and a possible war with Iraq has and will affect the travel industry, the markets in which the Company operates, and the Company’s operations and profitability. The potential and long-term effects are uncertain for the Company’s customers, the market for the Company’s common stock, the markets for the Company’s services, the strength of the U.S. dollar and the U.S. economy. The Company has experienced increased cancellations for its future travel programs and a weakened U.S. dollar. The negative effect of a weakened U.S. dollar will cost the Company more to travel participants abroad. The consequences of a possible war with Iraq are unpredictable and the Company may not be able to foresee events that may have a material adverse effect on the business, financial condition, cash flows and results of operations of the Company.

     Terrorism

     Terrorist attacks, such as the attacks that occurred on September 11, 2001, the response by the United States and other acts of violence or war have and will affect the travel industry generally, the markets in which the Company operates, the Company’s operations and profitability. Further terrorist attacks against the United States or United States businesses at home and abroad may occur. The September 11 attacks have had a very negative impact on domestic and international air travel and the travel industry in general. As a result, the Company experienced a significant decrease in profitability in 2002. The potential near-term and long-term effects of these attacks are uncertain for the Company’s customers, the market for the Company’s common stock, the markets for our services and the U.S. economy. The consequences of any terrorist attacks, or any armed conflicts including war which may result, are unpredictable, and the Company may not be able to foresee events that could have an adverse effect on its business or operations.

     International Operations and Natural Occurrences; Travel Industry

     The Company’s operations are subject to special risks inherent in doing business internationally, as substantially all of the Company’s travel programs are conducted outside the United States. Such risks include the adverse effects on operations from war, international and domestic terrorism, civil disturbances, political instability, governmental activities and deprivation of contract rights. Periods of international and domestic unrest, such as those caused by and following the attacks on September 11, 2001, have reduced demand for the Company’s travel programs and could have a material adverse effect on the Company’s business and results of operations. Examples of such past events include the Gulf War in 1991, civil unrest in China in 1989 and the Chernobyl disaster in 1986.

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

     The Company’s results of operations will depend upon factors affecting the travel industry in general. The Company’s revenues and earnings are especially sensitive to events that affect domestic and international air travel and the level of hotel reservations. A number of factors, including those mentioned above, a rise in fuel prices or other travel costs, excessive inflation, currency fluctuations, extreme weather conditions and concerns about passenger safety could result in a temporary or longer-term overall decline in demand for the Company’s travel programs. Demand for the Company’s products and services may be significantly affected by the general level of economic activity and employment in the United States and key international markets. Therefore, any significant economic downturn or recession in the United States or these other markets could have a material adverse effect on the business, financial condition, cash flows and results of operations of the Company.

     Seasonality; Fluctuations in Quarterly Results

     The Company’s businesses are highly seasonal. The Company recognizes gross program receipts, revenues and program pass-through expenses upon the departure of its program participants. The majority of the Company’s travel programs are scheduled in June and July of each year, and the Company anticipates that this trend will continue for the foreseeable future. Substantially all of the Company’s operating income is generated in this period, which historically has offset the operating losses incurred during the rest of the year. The Company’s annual results would be adversely affected if the Company’s revenues were to be substantially below seasonal norms during the second and third quarters of the year. The Company’s operating results may fluctuate as a result of many factors, including the mix of student, sports, and professional programs and program destinations offered by the Company and its competitors, the introduction and acceptance of new programs and program enhancements by the Company and its competitors, timing of program completions, cancellation rates, competitive conditions in the industry, marketing expenses, extreme weather conditions, international or domestic conflicts, timing of and costs related to acquisitions, changes in relationships with certain travel providers, economic factors and other considerations affecting travel. In addition, the Company records on a quarterly basis realized gains and losses on its forward foreign exchange contracts that do not qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133. As a result of the foregoing, annual or quarterly operating results may be below the expectations of public market analysts and investors. In such event, the price of the common stock could be materially and adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Competition

     The travel industry in general and the educational segment of the travel industry is highly competitive and has relatively low barriers to entry. The Company competes with other companies that provide similar educational travel programs for students as well as independent programs organized and sponsored by local teachers with the assistance of local travel agents. Under the terms of the Company’s agreement with People to People, People to People reserves the right to offer programs to college students for studies abroad and to grant other entities which compete with the Company, the right to use the People to People name in connection with People to People’s professional education and sports programs. In general, the Company’s professional travel programs compete with independent professional organizations that sponsor and organize their own travel programs through the assistance of local travel agents, and other organizations that offer travel programs for adults. Some of the Company’s competitors are larger and have greater brand name recognition and financial resources than the Company. There can be no assurance that the Company will be able to compete successfully, and the failure to compete successfully may have a material adverse effect on the business, financial condition, cash flows and results of operations of the Company.

     Dependence on “People to People"

     The Company’s agreements with People to People give the Company the exclusive right to develop and conduct programs for kindergarten through high school students using the People to People name, and the non-exclusive right to develop and conduct programs for professionals, college age, and athletes using the People to People name. The Company’s agreements with People to People, however, allow People to People to continue to conduct college and professional seminars and internship programs and to develop other sports and professional programs. The People to People agreements expire in 2010 and, at the election of the Company, may be further extended through 2020. The Company believes that it derives benefit from its ability to market its programs using the People to People name. If the Company’s agreements with People to People were terminated or if the Company was unable to use the People to People name to market new programs or destinations, it could have a material adverse affect on the Company’s business, financial condition, cash flows and results of operations.

     Dependence on Travel Suppliers

     The Company is dependent upon travel suppliers for access to their products and services. Travel suppliers include airlines, hotels, bus lines and other participants in the travel industry. Consistent with industry practices, the Company currently has no long-term agreements with its travel suppliers that obligate such suppliers to sell services or products through the Company on an ongoing basis. Therefore, the Company’s travel suppliers generally can cancel or modify their agreements with the Company upon relatively short notice. In addition, any decline in the quality of travel products and services provided by these suppliers, or a perception by travelers of such a decline, could adversely affect the Company’s reputation. The loss of contracts, changes in the Company’s pricing agreements, commission schedules or incentive override commission arrangements, more restricted access to travel suppliers’ products and services or less favorable public opinion of certain travel suppliers and resulting low demand for the products and services of such travel suppliers could have a material adverse effect on the business, financial condition, cash flows and results of operations of the Company.

     Dependence on Key Personnel

     The Company’s performance is substantially dependent on the continued services and performances of its senior management and certain other key personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company does not have long-term employment agreements with any of its executive officers. The Company’s future success also depends on its ability to identify, attract, hire, train, retain and motivate other highly skilled managerial, marketing and customer service personnel. The failure to retain and attract necessary managerial, marketing and customer service personnel could have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

     Marketing

     The Company’s performance is substantially dependent on effectiveness of its direct marketing efforts including but not limited to direct mail and local informational meetings. Failure of its marketing effort could have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

     Government Regulation and Taxation

     Many travel suppliers, particularly airlines, are subject to extensive regulation by federal, state and foreign governments. In addition, the travel industry is subject to certain Seller of Travel Laws of certain states and special taxes by federal, state, local and foreign governments, including hotel bed taxes, car rental taxes, airline excise taxes and airport taxes and fees. New or different regulatory schemes or changes in tax policy could have an adverse impact on the travel industry in general and could have a material adverse effect on the business, financial condition, cash flows and results of operations of the Company.

     Fluctuation of Currency Exchange Rates: Increased Costs

     Many of the Company’s arrangements with its foreign-based suppliers require payment to be made in foreign currencies. Any decrease in the value of the U.S. dollar in relation to foreign currencies has the effect of increasing the cost of the services to be provided. Since late 1993, the Company generally has purchased forward contracts with less than two years maturity to help manage program costs and hedge against foreign currency valuation increases. While the ability to utilize forward contracts for the delivery of foreign currencies can mitigate the effect of increased program costs and foreign currency exchange fluctuations, there can be no assurance that increased program costs relating to such currency fluctuations will not be substantial in future periods. There can also be no assurance the Company’s hedging strategy will mitigate longer term foreign exchange valuation trends. The Company’s contract with participants in its travel programs provides the Company the option of passing along to participants any increase in program costs resulting from currency fluctuations. Although the Company has exercised this option in the past, there can be no assurance that the Company will be able to increase program prices to offset any such cost increases in the future and any failure to do so could have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Casualty Losses

     Due to the nature of its business, the Company may be subject to liability claims arising out of accidents or disasters causing injury to participants in its programs, including claims for serious personal injury or death. The Company believes that it has adequate liability insurance for risks arising in the normal course of its business. Although there have been no claims the Company has experienced for which it did not have adequate insurance coverage, there can be no assurance that insurance coverage will be sufficient to cover one or more large claims or that the applicable insurer will be solvent at the time of any covered loss. Further, there can be no assurance that the Company will be able to obtain insurance coverage at acceptable levels and cost in the future. Successful assertion against the Company of one or a series of large uninsured claims, or of one or a series of claims exceeding any insurance coverage, could have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations. See “Business — Insurance.”

     Growth; Acquisitions and Alliances

     The Company’s performance is dependent on ability to grow its business and expand the marketing and tour volume of its student, sports and professional travel programs. In addition, the Company’s ability to grow is dependent on ability to acquire or enter into strategic alliances. Failure of growth strategies could have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

     Control of the Company by Certain Stockholders

     As of February 28, 2003, John Ueberroth, Joseph Ueberroth and Peter Ueberroth (all family members) beneficially own in the aggregate approximately 30% of the outstanding shares of the Company’s common stock. Accordingly, they have the ability to exercise effective voting control of the Company, and could be able to elect all of the Company’s directors and be able to determine the outcome of any matter being voted upon by the Company’s stockholders, including any merger, sale of assets or other change in control of the Company. The Ueberroths’ ownership position, together with the antitakeover effects of certain provisions contained in the Company’s Certificate of Incorporation and Bylaws, may have the effect of delaying or preventing a change of control of the Company.

Risks Relating to the Separation of Group from Ambassadors

     Indemnification of Ambassadors for Tax Liabilities Incurred in Connection with the Distribution

     In connection with the Distribution, the Company and Ambassadors entered into a tax sharing agreement pursuant to which the Company agreed to indemnify Ambassadors for certain taxes and similar obligations that it could incur if the Distribution does not qualify for tax-free treatment due to any of the following events:

•	the acquisition of a controlling interest in Group stock after the Distribution;

•	Group’s failure to continue its business after the Distribution;

•	a repurchase of Group stock; or

•	other acts or omissions by the Company.

     Internal Revenue Service regulations provide that if another person or group acquires a 50% or greater interest in the Company’s stock within two years of the Distribution, a presumption will arise that the acquisition was made in connection with the Distribution, causing the Distribution to become taxable to Ambassadors. This presumption may deter other companies from acquiring the Company for two years after the Distribution. In addition, Ambassadors agreed to indemnify the Company for any tax liabilities the Company incurs as a result of its operations and Ambassadors’ operations prior to the Company’s separation from Ambassadors. Nevertheless, the Company may be held jointly and severally liable for such liabilities, and it cannot make any assurances that it will be able to recover from Ambassadors any losses it may suffer. If the Company takes any action or fails to take any action that would cause Ambassadors’ distribution of the Company’s common stock to be taxable to Ambassadors, the Company’s financial condition could be seriously harmed.

     Group’s Historical Financial Information May Not Be Representative of Its Results as a Separate Company

     Group’s financial statements, as of December 31, 2000, 2001 and for the period January 1, 2002 through February 28, 2002, have been carved out from the consolidated financial statements of Ambassadors using the historical operating results and historical bases of the assets and liabilities of the Ambassadors business that Group comprised. Accordingly, the historical financial information of the Company does not necessarily reflect the Company’s financial position, operating results and cash flows as if the Company had been a separate, stand-alone entity during the periods presented. The Company’s costs and expenses include allocations from Ambassadors for centralized corporate services and infrastructure costs, including legal, accounting, insurance, finance and information technology. See “Notes to Consolidated Financial Statements, Note 1.”

     These allocations were determined on bases that Ambassadors and the Company consider to be reasonable reflections of the utilization of services provided to or for the benefit received by the Company. The historical financial information is not necessarily indicative of what the Company’s operating results, financial position and cash flows will be in the future. While the Company has made certain adjustments to its historical financial information, it has not made all of the necessary adjustments to its historical financial information to reflect all significant changes that will occur in its cost structure, funding and operations as a result of its separation from Ambassadors, including increased costs associated with reduced economies of scale, increased marketing expenses related to building a company brand identity separate from Ambassadors and increased costs associated with being a publicly-traded, stand-alone company.

     Reliance on Ambassadors to Fund Future Capital Requirements; Availability of Future Financing

     In the past, Group has been able to satisfy its own capital requirements without assistance from Ambassadors. In connection with the Distribution, Ambassadors agreed to provide a credit facility to Group in the amount of $20 million through August 2003. In addition, allocations of cash at the time of the Distribution were as follows: (i) Group retained the cash required to operate travel programs for which it had received participant deposits or paid vendor deposits and (ii) Group retained an amount equal to the cash required for Group’s post-separation operations. Ambassadors retained the remaining cash not specifically allocated to Group pursuant to allocations as outlined in (i) and (ii) above. The measurements or estimates for the preceding allocations were made as of February 28, 2002. Following the Distribution, and except as discussed below, Group no longer has the option of relying on Ambassadors to finance its capital requirements.

     The Company believes that its capital requirements will vary from quarter to quarter, depending on, among other things, capital expenditures, fluctuations in operating results, financing activities, acquisitions, investments and receivables management. The Company believes that its future cash flow from operations will be sufficient to satisfy its working capital, capital expenditure and product development requirements for the foreseeable future. However, the Company may require or choose to obtain additional debt or equity financing in order to finance acquisitions or other investments in its business. Future equity financings would be dilutive to the existing holders of Group common stock. Future debt financings could involve restrictive covenants. There can be no assurance that the Company will be able to obtain financing with interest rates as favorable as those that Ambassadors could obtain or that the Company will be able to obtain financing at all.

     Ambassadors’ Inability to Fund the Credit Facility Could Have a Material Adverse Effect on the Company

     As part of the Distribution, Ambassadors agreed to provide a credit facility in the amount of $20 million to the Company through August 2003. Ambassadors’ ability to fund the credit facility could be impaired due to a variety of factors including sudden capital expenditures, fluctuations in operating results, financing activities and receivables management. To the extent any one of these factors caused an impairment in Ambassadors’ ability to fund all or part of the $20 million, the Company would be forced to seek and obtain alternative financing in the form of debt or equity. There can be no assurance that the Company would be successful in obtaining alternative financing on favorable terms, or at all. The Company’s failure to obtain such financing or to obtain such financing on favorable terms could have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

     Company’s Officers and Directors May Have Conflicts of Interest Due to Their Ownership of Ambassadors Common Stock

     Many of the Company’s directors and executive officers own substantial amounts of Ambassadors common stock and options to purchase Ambassadors common stock. Ownership of Ambassadors common stock by the Company’s directors and officers may create, or appear to create, potential conflicts of interest when directors and officers are faced with decisions that could have different implications for Ambassadors and the Company.

     Company’s Directors May Have Conflicts of Interest Due to Their Dual Service as Directors of Ambassadors International

     All but one of the Company’s directors also serves as directors (and in one instance an executive officer) of Ambassadors. Whenever a director of the Company serves as an executive officer or director of another entity such as Ambassadors, there is the potential for a conflict of interest, i.e., that the fiduciary obligations of an individual to Ambassadors conflict with the fiduciary obligations to the Company and vice versa. Involvement by these same individuals in the affairs of Ambassadors specifically creates demands on their time and resources, which may be needed for the Company and its affairs. The Company’s directors resolve all conflicts in accordance with their fiduciary duties and utilize an audit committee to approve all related party transactions as required by Nasdaq Marketplace Rules.

Risks Relating to the Securities Markets and Ownership of Group Common Stock

     Fluctuations in Stock Price

     The market price of the Company’s common stock could be subject to significant fluctuations. Among the factors that could affect the Company’s stock price are:

•	quarterly variations in operating results;

•	changes in revenue or earnings estimates or publication of research reports by analysts;

•	speculation in the press or investment community;

•	strategic actions by the Company or its competitors, such as acquisitions or restructurings;

•	actions by institutional stockholders;

•	general market conditions;

•	domestic and international economic factors unrelated to the Company’s performance; and

•	limited shares of common stock available for trading

     The stock markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of the Company’s common stock. In particular, the Company cannot make assurances that its stock will sell at any particular price, or at all.

AVAILABLE INFORMATION

     The Company is subject to the informational requirements of the Securities Exchange Act of 1934 that require the Company to file, most often electronically, reports, proxy and information statements, and other information with the Securities and Exchange Commission (SEC). The public may read and copy the Company’s filings at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public can obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Similarly, the Company maintains a website at http://www.ambassadorsgroup.com/EPAX/default.htm. The Company makes available free of charge on this website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practical after, and in any event on the same day as, such material is electronically filed with or furnished to the SEC.

Item 2.  Properties

     The principal executive offices of the Company, consisting of approximately 48,000 square feet, are located in Spokane, Washington and are occupied pursuant to a lease that expires December 31, 2004. The lease currently provides for monthly rental payments of approximately $37,000. The Company may cancel the lease without penalty (upon one year’s prior notice) and also may extend the term of the lease for an additional five year period upon providing written notice to the Lessor of its intention to exercise such option at least six months prior to the end of the initial term in 2004. If the Company elects to exercise the extension option, the monthly rental during the renewal period will be the fair market rental value of the leased premises as of the date the option is exercised (as determined based on market rentals of similar properties in the Spokane, Washington area).

     The Company also occupies additional office space totaling approximately 11,000 square feet in Spokane, Washington, pursuant to a lease dated October 2, 2000, which expires on December 31, 2004. The lease may be extended an additional five years with 120 days advance notice to the landlord. Current monthly rent approximates $4,300 per month, with increases specified in the lease. If the lease option to extend is chosen, the lease payments will increase pursuant to the lease terms.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5.  Market for the Registrant’s Common Equity and Related Stockholder Matters

Stock Market and Other Information

     The Company’s Common Stock has been traded on the Nasdaq National Market under the symbol EPAX since March 1, 2002. Prior to March 1, 2002, there was no public trading market for the Company’s equity securities. As of February 28, 2003, the last reported sale price of the Company’s common stock was $12.25. As of February 28, 2003, there were approximately 42 holders of record of the Company’s Common Stock. This number does not include beneficial owners holding shares through nominee or street name.

     The following table sets forth the high and low sale prices of a share of the Company’s Common Stock as reported on the Nasdaq National Market on a quarterly basis for the Company’s fiscal year ended December 31, 2002.

	High	Low

Quarter ended March 31, 2002	$15.50	$11.50
Quarter ended June 30, 2002	$16.49	$13.02
Quarter ended September 30, 2002	$15.00	$10.72
Quarter ended December 31, 2002	$15.40	$12.17

Dividend Policy

     The Company declared and paid cash dividends to Ambassadors during the first quarter of 2002, 2001, and 1998. The payment of dividends in the future will be at the discretion of the Board of Directors and will be dependent upon the Company’s financial condition, results of operations, capital requirements and such other factors as the Board of Directors, in its discretion, deems relevant. The Company intends to continue to retain its earnings for use in the operation and expansion of its business and, therefore, does not anticipate declaring any cash dividends in the foreseeable future.

Transfer Agent and Registrar

     Mellon Investor Services LLC serves as transfer agent and registrar of the Company’s Common Stock.

Equity Compensation Plan Information

	(a)	(b)	(c)

	Number of securities	Weighted-average	Number of securities remaining
	to be issued upon	exercise price of	available for future issuance under
	exercise of	outstanding	equity compensation plans
	outstanding options,	options, warrants	(excluding securities
Plan category	warrants and rights	and rights	reflected in column (a))
Equity compensation plans approved by security holders	1,183,000	$10.28	562,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,183,000	$10.28	562,000

Changes in Securities

     In March 2002, the Company issued 2,000 shares of its common stock to the owners of a golf travel company in exchange for certain assets of the golf travel company. No commission or remuneration was paid to any person in connection with the issuance of Company common stock. The issuance of stock was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) thereof.

Item 6.  Selected Financial Data

     This section presents the Company’s historical financial data which should be read carefully with the financial statements included in this Form 10-K, including the notes to the consolidated financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The statement of operations data for each of the years in the three-year period ended December 31, 2002, and the balance sheet data as of December 31, 2002 and 2001 have been derived from audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the year ending December 31, 1999 and 1998 and the balance sheet data as of December 31, 2000, 1999 and 1998 has been derived from the audited financial statements, which are not included in this Form 10-K. Historical results are not necessarily indicative of future results.

	December 31,

	2002	2001 (B)	2000	1999	1998

	(in thousands, except per share data)
Statement of Operations data:
Net revenue (A)	$36,090	$43,414	$40,322	$26,533	$24,429
Selling and tour promotion expenses	$15,259	$18,392	$19,868	$13,779	$11,194
General and administrative expenses	$5,504	$6,531	$5,125	$3,536	$2,820
Write down of intangible assets	$—	$5,937	$—	$—	$—
Operating income	$15,327	$12,554	$15,329	$9,218	$10,415
Cumulative effect of accounting change	$—	$—	$—	$—	$128
Net income after tax	$10,798	$9,488	$11,056	$6,701	$7,470
Earnings per share — basic	$1.10	$0.97	$1.13	$0.68	$0.76
Earnings per share — diluted	$1.06	$0.97	$1.13	$0.68	$0.76
Balance sheet data:
Cash, cash equivalents, and available for sale securities (C)	$51,399	$39,773	$71,543	$39,897	$23,335
Total assets	$58,517	$46,123	$81,142	$49,398	$26,259
Total stockholders’ equity	$27,860	$24,839	$53,554	$34,634	$17,762

(A)	Net revenue is a function of gross program receipts less program pass through expenses. Program pass through expenses include all direct costs associated with the Company’s programs, including costs related to airfare, hotels, meals, ground transportation, guides, professional exchanges and changes in currency exchange rates. Gross program receipts during the years ended December 31, 2002, 2001, 2000, 1999, and 1998 were $97.1 million, $116.3 million, $107.8 million, $71.6 million, and $67.4 million, respectively.

(B)	Excluding the effects of a write down of intangible assets during the year ended December 31, 2001, operating income, net income after tax, and basic and diluted earnings per share would have been $18.5 million, $13.2 million, and $1.35, respectively.

(C)	Cash and cash equivalents and available-for-sale securities include restricted cash equivalents of a nominal amount for the period ended December 31, 2002 and 2001 and the amount of $112,000 for the periods ended December 31, 2000 and 1999. For the period ended December 31, 1998, cash, cash equivalents, and available-for-sale securities include restricted cash equivalents in the amount of $152,000.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes thereto in this Report.

General

     The Company is a leading educational travel company that organizes and promotes international and domestic programs for students, athletes, and professionals. Youth programs provide the opportunities for grade school, junior, and senior high school students to learn about the history, government, economy and culture of the foreign and domestic destinations they visit as well as for junior and senior high school athletes to participate in domestic and international sports challenges. The Company’s professional programs emphasize meetings and seminars between participants and persons in similar professions abroad.

     The Company was founded in 1967 and was reincorporated in Delaware in 1995, when it was purchased and consolidated with Ambassadors. Since Ambassador’s initial public offering in August 1995, the Company has expanded its operations primarily through internal growth and acquisitions of businesses within the travel industry. These acquisitions included a February 1996 acquisition of certain assets of Marc L. Bright and Associates and a June 1999 acquisition of certain assets of Travel Dynamics, Inc. Both of these acquisitions were accounted for under the purchase method of accounting. Therefore, the results of operations of the acquired businesses are included in the Company’s results of operations since their respective dates of acquisition. On February 28, 2002, the Company was spun-off to the stockholders of Ambassadors (see Notes to Consolidated Financial Statements, Note 1).

     The consolidated financial statements include the accounts of Ambassadors Group, Inc., and its wholly owned subsidiaries, Ambassador Programs, Inc., Ambassadors Sports Group, Inc., Ambassadors Specialty Group, Inc., and Ambassadors Unlimited, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The consolidated financial statements as of December 31, 2000, 2001 and for the period January 1, 2002 through February 28, 2002, have been carved out from the consolidated financial statements of Ambassadors using the historical operating results and historical bases of the assets and liabilities of Ambassadors’ business of which the Company was comprised. Accordingly, the historical financial information presented herein does not necessarily reflect what the Company’s financial position, operating results and cash flows would have been had the Company been a separate, stand-alone entity during the periods presented (see Notes to Consolidated Financial Statements, Note 1).

     The Company has a single operating segment consisting of the educational travel and sports programs for students, athletes and professionals. These programs have similar economic characteristics, offer comparable products to participants, and utilize similar processes for program marketing.

     Gross program receipts reflect total payments received by the Company. Gross program receipts less program pass-through expenses constitute the Company’s revenues. Program pass-through expenses include all direct costs associated with the Company’s programs, including but not limited to, costs related to airfare, hotels, meals, ground transportation, guides, professional exchanges, and changes in currency exchange rates. The Company recognizes gross program receipts, pass-through expenses and revenues upon the departure of the program. Operating expenses, which are expensed by the Company as incurred, are the costs related to the creation of programs, promotional materials and marketing costs, salaries, rent, other general and administrative expenses and all of the Company’s ordinary expenses. The Company’s policy is to obtain payment for substantially all travel services prior to entering into commitments for incurring expenses relating to such travel.

     The Company’s businesses are seasonal. The majority of the Company’s travel programs occur in June and July of each year. The Company has historically earned more than ninety percent of its annual revenues in the second and third quarters, which the Company anticipates will continue for the foreseeable future. Historically, these seasonal revenues have more than offset operating losses incurred during the rest of the year. The Company’s annual results would be adversely affected if the Company’s revenues were to be substantially below seasonal norms during these periods. The Company’s operating results may fluctuate as a result of many factors, including the mix of student, sport, and professional programs, the mix of programs and program destinations offered by the Company and its competitors, the introduction and acceptance of new programs and program enhancements by the Company and its competitors, timing of program completions, cancellation rates, competitive conditions in the industry, marketing expenses, extreme weather conditions, international conflicts, timing of and costs relating to acquisitions, changes in relationships with certain travel providers, economic factors, fluctuations of foreign currency exchange rates and other considerations affecting travel.

     The substantial majority of the Company’s programs take place outside the United States and most foreign suppliers require payment in local currency rather than in U.S. dollars. Accordingly, the Company is exposed to foreign currency risks in certain countries as foreign currency exchange rates between those currencies and the U.S. dollar fluctuate. To manage these risks, the Company enters into forward foreign exchange contracts and forward contracts with synthetic options.

     These foreign exchange contracts are entered into to support normal anticipated recurring purchases and, accordingly, are not entered into for speculative purposes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”

Critical Accounting Policies

     The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including cash and cash equivalents, available-for-sale securities, intangible assets, income taxes, derivative financial instruments, and contingencies and litigation.

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

     The Company values its goodwill and intangible assets using fair value on the date of an acquisition. The Company periodically assesses the recoverability of the recorded goodwill. As experienced during the fourth quarter of 2001, impacts of international unrest, terrorism, and the resulting economic downturn can influence the recoverability of the goodwill and intangible assets carrying value. During the fourth quarter of 2001, the Company recorded a charge related to management’s conclusion that the goodwill was impaired (see Note 2 in the Notes to the Consolidated Financial Statements). The impact of external influences such as terrorism combined with the effects to the Company’s operations could result in future inability to recover the carrying value of goodwill and certain intangible assets.

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

	Year Ended December 31,

	2002	2001 (A)	2000	1999	1998

	(% of revenues)
Net revenue	100%	100%	100%	100%	100%
Selling and tour promotion expenses	42	42	49	52	45
General and administrative expenses	15	15	13	13	12
Write down of intangible assets	—	14	—	—	—
Operating income	43	29	38	35	43
Other income	3	5	4	3	3
Income before tax	45	34	42	38	45
Income tax provision	15	12	14	13	15
Net income	30%	22%	27%	25%	31%

(A)	Excluding the effects of a write down of intangible assets during the year ended December 31, 2001, the relative percentages of operating income, income before tax, and net income to consolidated revenues would have been 43%, 48%, and 31%, respectively.

     Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

     Gross program receipts decreased to $97.1 million in the year ended December 31, 2002 from $116.3 million in the same period of 2001. The $19.2 million or 16 percent decrease is primarily the result of a decrease in traveled participants. The Company traveled more than 21,000 participants during 2002 as compared to more than 25,000 participants during 2001.

     Net revenue decreased to $36.1 million in the year ended December 31, 2002 from $43.4 million in the same period of 2001. This decrease is primarily the result of a decrease in traveled participants. Gross margins (revenue as a percentage of gross program receipts) remained comparable during the years ended December 31, 2002 and 2001 at 37 percent.

     The Company’s policy is to expense all selling and tour promotion costs as they are incurred. Selling and tour promotion expenses decreased to $15.3 million from $18.4 million comparing the years ended December 31, 2002 and 2001, respectively. The decrease of $3.1 million or 17 percent is primarily the result of a series of personnel cost management controls implemented subsequent to September 11, 2001, including decreased levels of staffing, ceased hiring for majority of 2002, implemented a wage freeze, and cut some management wages. In addition, other cost management controls included limiting marketing efforts with certain programs.

     General and administrative expenses decreased to $5.5 million in the year ended December 31, 2002 from $6.5 million during the comparable period in 2001. The decrease of $1.0 million or 16 percent is also primarily the result of a series of personnel cost management controls implemented subsequent to September 11, 2001 as discussed in the paragraph above. In addition, other cost controls included limiting professional fees incurred by the Company.

     During the fourth quarter of 2001, the Company incurred a $5.9 million impairment charge for intangible assets, incurred primarily as a result of the impact to operations of the terrorist acts that occurred on September 11, 2001, the response by the United States since October 7, 2001, and the resulting negative impact these events have had on domestic and international air travel, and the travel industry in general.

     In the year ended December 31, 2002, the Company earned operating income of $15.3 million in comparison to the operating income of $12.6 million for the comparable period of 2001. Excluding an impairment charge of $5.9 million during 2001, operating income would have been $18.5 million. Changes in operating income from 2001 to 2002 are the result of changes as described above.

     Other income consisted primarily of interest income generated by cash, cash equivalents, and available-for-sale securities. As a result of a 44% decrease of the rate of return earned on investments, the Company realized interest and dividend income of $1.1 million in the year ended December 31, 2002, compared to $2.1 million in the year ended December 31, 2001.

     In the year ended December 31, 2002, income before income taxes was $16.4 million in comparison to income before income taxes of $14.7 million in the comparable period of 2001. Excluding an impairment charge of $5.9 million during 2001, income before income taxes would have been $20.6 million. Changes in income before income taxes are the result of changes as described above.

     The Company incurred an income tax provision of approximately $5.6 million for the year ended December 31, 2002 in comparison to $5.2 million for the comparable period in 2001. The income tax provision incurred was based upon the estimated annual effective income tax rate applied to the pre-tax income. The Company’s effective tax rate of 34.1% for 2002 decreased from 35.5% for 2001 primarily as a result of a reduction in state income taxes.

     Net income increased to $10.8 million in the year ended December 31, 2002 from $9.5 million in the comparable period of 2001. Excluding the impairment charge of $5.9 million during 2001, net income would have been $13.2 million during the year ended December 31, 2001. Changes in net income from 2002 to 2001 are the result of changes as described above.

     Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000

     Gross program receipts increased to $116.3 million in the year ended December 31, 2001 from $107.8 million in the same period of 2000. The $8.5 million or 8 percent increase was primarily the result of an increase in traveled participants. The Company traveled more than 25,800 participants during 2001 as compared to more than 25,300 participants during 2000.

     Net revenue increased to $43.4 million in the year ended December 31, 2001 from $40.3 million in the same period of 2000. This increase was primarily the result of reductions in program pass through expenses, combined with the effects of increased participants. Gross margins (revenue as a percentage of gross program receipts) remained comparable during the years ended December 31, 2001 and 2000 at 37 percent.

     The Company’s policy is to expense all selling and tour promotion costs as they are incurred. Selling and tour promotion expenses decreased to $18.4 million from $19.9 million when comparing the years ended December 31, 2001 and 2000, respectively. This decrease can be directly tied to the effects of the Company’s marketing emphasis after the terrorist attacks of September 11, 2001. All marketing ceased for a time period post September 11, 2001 resulting in a delay of the expenses being incurred. The Company also experienced a reduction in work force during the fourth quarter of 2001 as a result of the downturn of the travel industry, which produced cost savings.

     General and administrative expenses increased to $6.5 million in the year ended December 31, 2001 from $5.1 million during the comparable period in 2000. The $1.4 million increase is due to a number of factors, including but not limited to professional fees and personnel costs.

     During the fourth quarter of 2001, the Company incurred a $5.9 million impairment charge for intangible assets, incurred primarily as a result of the impact to operations of the terrorist acts that occurred on September 11, 2001, the response by the United States since October 7, 2001, and the resulting negative impact these events had on domestic and international air travel, and the travel industry in general.

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

     Other income also included $1.6 million of unrealized losses on certain foreign currency contracts during the year ended December 31, 2000. The Company enters into forward foreign exchange contracts and foreign currency option contracts to offset certain operational exposures from changes in foreign currency exchange rates. These foreign exchange contracts and options are entered into to support normal recurring purchases, and accordingly are not entered into for speculative purposes. Forward foreign exchange contracts are utilized to manage the risk associated with currency fluctuations on certain purchase expectations. Certain of these contracts do not qualify for hedge accounting and, therefore, unrealized gains and losses related to these contracts are recorded in other income/expense.

     In the year ended December 31, 2001, income before income taxes was $14.7 million in comparison to income before income taxes of $16.9 million in the comparable period of 2000. Excluding an impairment charge of $5.9 million during 2001, income before income taxes would have been $20.6 million. Changes in income before income taxes are the result of changes as described above.

     The Company incurred an income tax provision of approximately $5.2 million for the year ended December 31, 2001 in comparison to $5.8 million for the comparable period in 2000. The income tax provision incurred was based upon the estimated annual effective income tax rate applied to the pre-tax income. The Company’s effective tax rate of 35.5% in 2001 increased from 34.4% in 2000 primarily due to an increase in state income taxes.

     Net income decreased to $9.5 million in the year ended December 31, 2001 from $11.1 million in the comparable period of 2000. Excluding the impairment charge of $5.9 million during 2001, net income would have been $13.2 million during the year ended December 31, 2001 in comparison to $11.1 million during the year ended December 31, 2000. Changes in net income from 2001 to 2000 are the result of changes as described above.

Liquidity and Capital Resources

     The Company’s business is not capital intensive. However, the Company does retain funds for operating purposes in order to conduct sales and marketing efforts for future programs.

     Net cash provided by operations for years ended December 31, 2002 and 2001 was approximately $21.4 million and $7.0 million, respectively. The increase of $14.4 million in operating cash flows from the year ending December 31, 2001 to the year ending December 31, 2002 primarily relates to increased participants’ deposits for future travel programs.

     Net cash provided by investing activities for the years ended December 31, 2002 and 2001 was $1.3 million and $16.7 million, respectively. The decrease of $15.4 million from the year ending December 31, 2001 to the year ending December 31, 2002 is primarily due to net activities with the sale or maturity and purchase of available-for-sale securities.

     Net cash used in financing activities for the year ended December 31, 2002 and 2001 was $9.7 million and $37.5 million, respectively. The decrease of $27.8 million in cash used in the year ended December 31, 2002 in comparison to the comparable period in 2001 is primarily due to activities between the Company and Ambassadors. During 2002, concurrent with the spin-off in February 2002 and in accordance with the terms of the Master Separation and Distribution Agreement, there was a calculation made which resulted in additional dividends approximating $20.5 million being paid to Ambassadors and a capital contribution to Group approximating $10.4 million from Ambassadors. During 2001, the Company paid a dividend of $37.5 million, representing past pre-tax earnings, to Ambassadors.

     The Company has a credit facility available with a large financial institution, with a current limit of up to $50.0 million for foreign currency purchases and foreign exchange forward contracts. This facility would be drawn upon in the event the Company is unable to provide payment for such foreign currency purchases and foreign exchange forward contracts upon their maturity, and it cannot be used for operational or working capital purposes. This credit facility is renewable annually and expires in March 2003. In connection with the Distribution, Ambassadors agreed to provide a credit facility to the Company up to $20 million for on-going operations and potential acquisition needs through August 2003. Ambassadors’ ability to fund the credit facility could be impaired due to a variety of factors including sudden capital expenditures, fluctuations in operating results, financing activities and receivables management. To the extent any one of these factors causes Ambassadors to be unable to fund all or part of the $20 million, the Company could be forced to seek and obtain alternative financing in the form of debt or equity. There can be no assurance that the Company would be successful in obtaining alternative financing on favorable terms, or at all. The Company’s failure to obtain such financing or to obtain such financing on favorable terms could have a material adverse effect on the Company’s business, financial condition and results of operations.

     At December 31, 2002, the Company had approximately $51.4 million of cash, cash equivalents including restricted cash, and available-for-sale securities, which included program participant funds of approximately $25.9 million. At December 31, 2001, the Company had approximately $39.8 million of cash and cash equivalents including restricted cash, and available-for-sale securities, which included program participant funds of $16.6 million. Under the Company’s cancellation policy, a program participant may be entitled to a refund of a portion of his or her deposit, less certain fees, depending on the time of cancellation. Should a greater number of participants cancel their travel in comparison to that which is part of the Company’s ongoing operations, due to circumstances such as international or domestic unrest, terrorism, or general economic downturn, the Company’s cash balances could be significantly reduced. Cash balances could also be reduced significantly if the financial institutions, which held balances beyond that federally insured, were to become insolvent.

     The terrorist attacks that occurred on September 11, 2001, and the response by the United States had a very negative impact on domestic and international air travel and the travel industry in general. Furthermore, the threat of and a possible war with Iraq has and will affect the travel industry, as well as the markets in which the Company operates. The potential and long-term effects of a possible war are uncertain for the Company’s customers, the market for the Company’s common stock, the markets for the Company’s services, the strength of the U.S. dollar and the U.S. economy. The consequences of a possible war with Iraq and or geopolitical unrest are unpredictable and the Company is not able to determine whether the impact will be material or highly material on the Company’s business, financial condition, cash flows and results of operations.

     The Company is continuing to pursue further acquisitions of related travel businesses that may require the use of cash and cash equivalents. No such acquisitions are currently pending and no assurance can be given that definitive agreements for any such acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to the Company.

     The Company used a significant amount of cash in 2002 toward its dividend payment to Ambassadors prior to its spin-off. The Company also received a capital contribution from Ambassadors concurrent with its spin-off. The Company does not have any material capital expenditure commitments for 2003. Management believes existing cash and cash equivalents and cash flows from operations, combined with the Company’s $20 million credit facility with Ambassadors, will be sufficient to fund the Company’s anticipated operating needs, capital expenditures, and acquisitions through 2003.

Market Risk

     The following table summarizes the financial instruments other than derivative financial instruments held by the Company at December 31, 2002 and 2001, which are sensitive to changes in interest rates. This table presents principal cash flows for available-for-sale securities by contractual maturity date and the related average interest rate and fair value (in thousands):

	December 31, 2002				December 31, 2001

				Fair		Fair
	2003	2004	Total	Value	Total	Value

U.S. govt. and agency obligations	$19,483	$2,413	$21,896	$21,896	$23,243	$23,243
Interest Rate	2.68%	1.82%	2.59%	—	5.50%	—

     The substantial majority of the Company’s travel programs take place outside the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, the Company is exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. The Company has a program to provide a hedge against certain of these foreign currency risks with less than two years maturity. The Company uses forward contracts, which allow the Company to acquire the foreign currency at a fixed price for a specified period of time. Some of the Company’s forward contracts include a synthetic component if a pre-determined trigger occurs during the term of the contract.

     The Company is exposed to credit risk under the foreign currency contracts and options to the extent that the counterparty is unable to perform under the agreement. The fair value of foreign currency exchange contracts is based on quoted market prices and the spot rate of the foreign currencies subject to contracts at year-end.

     The table below provides information about the Company’s derivative financial instruments that are sensitive to foreign currency exchange rates. For foreign currency forward exchange agreements, the table presents the notional amounts and weighted average exchange rates. All contracts held as of December 31, 2002 mature in 2003. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. None of these contracts is entered into for trading purposes.

     At December 31, 2002 and 2001, the Company had outstanding forward contracts as follows (in thousands):

		U.S. Dollar
		Average
	Notional	Contractual
	Amount	Exchange Rate

December 31, 2002
Forward contracts (pay $U.S./receive foreign currency):
Australian dollar	5,500	$0.53
Euro dollar	7,600	$0.98
New Zealand dollar	2,500	$0.47

	15,600

Forward contracts with synthetic option (pay $U.S./receive foreign currency):
Australian dollar	8,750	$0.57
British pound	4,300	$1.48
Euro dollar	2,500	$0.97
New Zealand dollar	2,600	$0.46

	18,150

December 31, 2001
Forward contracts (pay $U.S./receive foreign currency):
Australian dollar	9,400	$0.54
British pound	1,250	$1.49
Euro dollar	3,460	$0.89

	14,110

Forward contracts with synthetic option (pay $U.S./receive foreign currency):
Australian dollar	2,100	$0.54
British pound	2,050	$1.53
New Zealand dollar	5,150	$0.43

	9,300

     At December 31, 2002 and 2001, the Company had unrealized foreign currency gains (losses) associated with these financial instruments of approximately $1.6 million, and $(0.5) million, respectively.

     After the unexpected events of September 11, 2001 and the resulting down turn in the travel industry, the Company took early exit of forward foreign exchange contracts aggregating $5.7 million as it was anticipated that such contracts would not be needed for the related travel season and the related forecasted transactions were no longer probable of occurring. The Company recorded a nominal gain as a result of the early termination of these contracts.

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

     In June 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets.” SFAS 142, among other things, establishes new standards for intangible assets acquired in a business combination, eliminates amortization of goodwill and sets forth requirements to periodically evaluate goodwill for impairment. The Company adopted this statement during the first quarter of 2002 and thus goodwill and certain intangibles with indefinite lives are no longer being amortized. Accordingly, approximately $64,000 of previous annual amortization is no longer being recorded.

     The following table presents the impact of SFAS 142 on our net income and our net income per share had the new standard been in effect for the years ended December 31, 2001 and 2000 (in thousands, except per share amounts):

	2001*	2000

Net income -as reported	$9,488	$11,056
Adjustments:
Amortization of goodwill	64	363
Income tax effect	(24)	(113)

Net adjustments	40	250

Net income- as adjusted	9,528	11,306

Basic net income per share-as reported	$0.97	$1.13

Basic net income per share adjusted	$0.97	$1.15

Diluted net income per share- as reported	$0.97	$1.13

Diluted net income per share- adjusted	$0.97	$1.15

     *The Company incurred an impairment charge of intangibles of approximately $5.9 million during the year ended December 31, 2001.

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

     In October 2001, the FASB approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121) and the accounting and reporting provisions of APB 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business. SFAS 144 retains many of the fundamental provisions of SFAS 121, but resolves certain implementation issues associated with that Statement. The Company adopted this statement during the first quarter of fiscal 2002. The adoption of SFAS 144 did not have a material impact on its financial condition or results of operations.

     In April 2002, the FASB adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Considerations. This Statement eliminates the requirement that gains and losses from the extinguishments of debt be aggregated and classified as an extraordinary item, net of tax. SFAS 145 also provides clarification for the accounting of sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted this Statement during the second quarter of fiscal 2002. The adoption of SFAS No. 145 did not have a material impact on the Company’s consolidated financial statements.

     The FASB adopted SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities, issued in June 2002, and is effective for activities initiated after December 31, 2002. This Statement nullifies EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit or Disposal Activity (Including Certain Costs Incurred in a Restructuring) and EITF 88-0, Costs Associated with a Lease Modification or Termination. SFAS 146 establishes that the initial liability for costs associated with exit and disposal activities be measured at fair value and recognized when the liability is incurred. SFAS 146 prohibits the recognition of a liability based solely on an entity’s commitment to a plan for disposal. SFAS 146 also provides an accounting model for one-time termination benefits and guidance on accounting for costs to terminate operating leases. The Company adopted SFAS 146 in the fourth quarter of 2002. The adoption of SFAS 146 did not have a material impact on the Company’s consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock- Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (FAS 148). This statement amends SFAS No. 123 “Accounting for Stock Based Compensation” (FAS 123) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure requirements of FAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company currently discloses the effects of stock-based employee compensation and is evaluating the alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based compensation.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

     The information required by this item is incorporated herein by reference to the section entitled “Market Risk” in Management’s Discussion and Analysis of Results of Operations and Financial Condition (Part II, Item 7).

Item 8.  Financial Statements and Supplementary Data

     Consolidated Financial Statements: See Part III, Item 15 of this Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information called for by this item is hereby incorporated by reference from the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2002, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 14, 2003.

Item 11.  Executive Compensation

     The information called for by this item is hereby incorporated by reference from the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2002, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 14, 2003.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information called for by this item is hereby incorporated by reference from the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2002, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 14, 2003.

Item 13.  Certain Relationships and Related Transactions

     The information called for by this item is hereby incorporated by reference from the Registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2002, which Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 14, 2003.

Item 14.  Controls and Procedures

     The Company’s management, including the principal executive officer and principal financial officer, conducted an evaluation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on their evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

     There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph above.

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this Report:

(1) Consolidated Financial Statements:

(2) Financial Statement Schedules:

No financial statement schedules are presented, as the required information is either not applicable or is included in the Consolidated Financial Statements or notes thereto.

(3) Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Form 10-K.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2002.

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Ambassadors Group, Inc.
Spokane, Washington

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Ambassadors Group, Inc. and its subsidiaries (the Company) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 to the Consolidated Financial Statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, during the year ended December 31, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

Portland, Oregon
February 5, 2003

AMBASSADORS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands,
	except share and
	per share data)
Assets
Current Assets:
Cash and cash equivalents	$29,491	$16,518
Restricted cash equivalents	12	12
Available-for-sale securities	21,896	23,243
Foreign currency exchange contracts	1,642	—
Accounts receivable	91	143
Prepaid program costs and expenses	1,516	1,501
Deferred income taxes	—	301

Total current assets	54,648	41,718
Property and equipment, net	1,914	2,457
Deferred tax asset	1,711	1,878
Other long-term assets	244	70

Total assets	$58,517	$46,123

Liabilities
Current Liabilities:
Accounts payable	$2,181	$2,521
Accrued expenses	2,060	1,709
Participants’ deposits	25,901	16,551
Deferred tax liability	515	—
Foreign currency exchange contracts	—	503

Total current liabilities	30,657	21,284

Commitments and contingencies (Notes 3 and 8)
Stockholders’ Equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; authorized, 20,000,000 shares; issued and outstanding, 9,877,702 and 9,813,140 shares for the years ended December 31, 2002 and 2001, respectively	99	98
Additional paid-in capital	15,808	15,630
Retained earnings	10,798	9,451
Accumulated other comprehensive income (loss)	1,155	(340)

Total stockholders’ equity	27,860	24,839

Total liabilities and stockholders’ equity	$58,517	$46,123

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

	(In thousands, except
	per share data)
Revenue	$36,090	$43,414	$40,322
Operating expenses:
Selling and tour promotion	15,259	18,392	19,868
General and administrative	5,504	6,531	5,125
Write-down of intangible assets	—	5,937	—

	20,763	30,860	24,993

Operating income	15,327	12,554	15,329

Other income (expense):
Interest and dividend income	1,062	2,099	3,051
Realized and unrealized gain (loss) on foreign currency exchange contracts and other, net	—	55	(1,508)

	1,062	2,154	1,543

Income before income taxes	16,389	14,708	16,872
Income tax provision	5,591	5,220	5,816

Net income	$10,798	$9,488	$11,056

Earnings per share — basic and diluted:
Net income per share — basic	$1.10	$0.97	$1.13

Weighted-average common shares outstanding — basic	9,837	9,813	9,813

Net income per share — diluted	$1.06	$0.97	$1.13

Weighted-average common shares outstanding — diluted	10,207	9,813	9,813

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Net income	$10,798	$9,488	$11,056
Unrealized gain (loss) on foreign currency exchange contracts, net of income tax (provision) benefit of $(784), $435, and $(372)	1,424	(741)	633
Unrealized gain on available-for-sale securities, net of income tax provision of $41	71	—	—

Comprehensive income	$12,293	$8,747	$11,689

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total

	(In thousands)
Balances, December 31, 1999	9,813	$98	$18,868	$15,900	$(232)	$34,634
Net income	—	—	—	11,056	—	11,056
Contribution from parent company	—	—	7,231	—	—	7,231
Other comprehensive income, net of income taxes	—	—	—	—	633	633

Balances, December 31, 2000	9,813	98	26,099	26,956	401	53,554
Net income	—	—	—	9,488	—	9,488
Distribution to parent company	—	—	(10,469)	—	—	(10,469)
Dividend to parent company	—	—	—	(26,993)	—	(26,993)
Other comprehensive loss, net of income taxes	—	—	—	—	(741)	(741)

Balances, December 31, 2001	9,813	98	15,630	9,451	(340)	24,839
Net income	—	—	—	10,798	—	10,798
Stock issued	10	—	77	—	—	77
Stock options exercised	55	1	424	—	—	425
Tax benefit associated with exercise of stock options	—	—	128	—	—	128
Dividend to parent company	—	—	(10,851)	(9,451)	—	(20,302)
Contribution from parent company	—	—	10,400	—	—	10,400
Other comprehensive income, net of income taxes	—	—	—	—	1,495	1,495

Balances, December 31, 2002	9,878	$99	$15,808	$10,798	$1,155	$27,860

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net income	$10,798	$9,488	$11,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	775	926	1,226
Deferred income tax provision (benefit)	157	(1,465)	(599)
Write-down of intangible assets	—	5,607	—
Write-down of investments	—	330	—
Loss (gain) on foreign currency exchange contracts	—	(36)	1,565
Unrealized gain on foreign currency exchange contracts	—	(1,565)	—
Other, net	—	—	12
Change in assets and liabilities, net of effects of purchase of subsidiary:
Restricted cash equivalents	—	100	—
Accounts receivable	52	(95)	94
Prepaid program costs and expenses	(15)	(495)	(300)
Accounts payable and accrued expenses	265	411	1,576
Participants’ deposits	9,350	(6,212)	10,756

Net cash provided by operating activities	21,382	6,994	25,386

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	32,516	37,885	14,521
Purchase of available-for-sale securities	(31,057)	(20,000)	(48,949)
Purchase of property and equipment	(198)	(882)	(981)
Purchase of other investments	(2)	(320)	—
Change in other assets	—	—	10

Net cash provided by (used in) investing activities	1,259	16,683	(35,399)

Cash flows from financing activities:
Contribution from parent company	10,400	—	7,231
Dividend to parent company	(20,493)	(37,462)	—
Proceeds from exercise of stock options	425	—	—

Net cash provided by (used in) financing activities	(9,668)	(37,462)	7,231

Net increase (decrease) in cash and cash equivalents	12,973	(13,785)	(2,782)
Cash and cash equivalents, beginning of period	16,518	30,303	33,085

Cash and cash equivalents, end of period	$29,491	$16,518	$30,303

See Note 7 for Supplemental Disclosures of Consolidated Statements of Cash Flows.

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  The Company

     Ambassadors Group, Inc. (the Company or Group) is a leading educational travel company that organizes and promotes international and domestic educational travel and sports programs for students, athletes and professionals.

     Beginning March 1, 2002, Group operated as an independent stand-alone company. Prior to February 28, 2002, Group was a wholly owned subsidiary of Ambassadors International, Inc. (Ambassadors).

     On January 25, 2002 the Board of Directors of Ambassadors approved the distribution of all of the Company’s common stock to Ambassadors’ stockholders (the spin-off). The Ambassadors Board of Directors declared a dividend of the Company’s common stock to the Ambassadors’ stockholders of record on February 4, 2002. The dividend was distributed after the close of business on February 28, 2002, in the amount of one share of the Company’s common stock for each outstanding share of Ambassadors common stock. The distribution of common stock was intended to be tax-free to the Company and to its stockholders, and Ambassadors received a favorable Internal Revenue Service private letter ruling to that effect. The trading of the common stock of the Company on the Nasdaq National Market began on March 1, 2002 under the ticker symbol “EPAX.” Prior to February 28, 2002 the Company comprised the operations of the former Education Group segment of its parent, Ambassadors International, Inc.

     In anticipation of the spin-off transaction, the Company’s common stock was split in April 2001 and February 2002 and 9,813,140 shares became issued and outstanding. Shares outstanding for the years ended December 31, 2001 and 2000 and as of December 31, 2001 have been retroactively adjusted for the stock split.

     Prior to the spin-off from Ambassadors, the Company transferred cash to Ambassadors as a dividend. The dividends per share were $2.78 in 2001. Additionally, prior to the spin-off, Ambassadors funded business acquisitions and certain working capital requirements of the Company and has not charged any interest on these advances. These transactions have been recorded as contributions from the parent company. In connection with the spin-off, Group entered into agreements with Ambassadors that separated the Company’s business operations from Ambassadors. These agreements also govern ongoing relationships. During 2002, prior to its spin-off from Ambassadors and pursuant to the Master Separation and Distribution Agreement, the Company paid to Ambassadors a cash dividend approximating $2.08 per outstanding share. Ambassadors also contributed to the Company a capital contribution approximating $10.4 million.

     The consolidated financial statements include the accounts of Ambassadors Group, Inc. and its wholly owned subsidiaries, Ambassador Programs, Inc., Ambassadors Sports Group, Inc. (Sports Group), Ambassadors Specialty Group, Inc., and Ambassadors Unlimited, LLC. All significant inter-company accounts and transactions are eliminated in consolidation. For the periods prior to the spin-off, the consolidated financial statements have been carved out from the consolidated financial statements of its parent, Ambassadors International, Inc. using the historical operating results and historical bases of the assets and liabilities of its parent’s business that the Company comprised. Accordingly, the historical financial information presented herein does not necessarily reflect what the Company’s financial position, operating results and cash flows would have been had Group been a separate, stand-alone entity during the periods presented.

     For the periods prior to the spin-off, the consolidated financial statements include certain costs incurred by Ambassadors, which were allocated to the Company. These costs are primarily corporate personnel, finance, travel, marketing and other general and administrative costs. The costs were allocated to the Company primarily based on headcount or revenues of the Company relative to the total consolidated headcount or revenues of Ambassadors. Management believes the cost allocations are reasonable within the consolidated parent company. If the Company operated as a separate entity without Ambassadors, however, management believes that these expenses would have increased due to increased costs associated with being a stand-alone public company and the additional personnel costs, marketing costs, and other general administrative costs associated therewith. Management believes that these expenses would have increased by the following proforma amounts (unaudited):

Year Ended December 31,
2002 *	$171,000
2001	1,242,000
2000	1,169,000

*	This represents only the two months ended February 28, 2002.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The Company has a single operating segment consisting of the educational travel and sports programs for students, athletes and professionals. These programs have similar economic characteristics, offer comparable products to participants and utilize similar processes for program marketing. All of the Company’s assets are located in the United States. The Company’s revenues as a percentage of total revenues were derived from travel programs conducted in the following geographic areas:

	Years Ended
	December 31,

	2002	2001	2000

South Pacific (primarily Australia and New Zealand)	55%	34%	31%
Europe	31%	46%	42%
Asia (primarily China)	5%	7%	12%
United States	5%	7%	8%
Other	4%	6%	7%

2.  Summary of Significant Accounting Policies

     Credit Risk

     The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, certain investments and trade accounts receivable. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such balances may be in excess of the federal depository insurance limit or may be on deposit at institutions, which are not covered by this insurance. The Company believes that its primary trade accounts receivable credit risk exposure is limited as travel program participants are required to pay for their entire program costs prior to the program departure.

     The Company uses foreign currency exchange contracts as part of an overall risk-management strategy. These instruments are used as a means of mitigating exposure to foreign currency risk connected to anticipated travel programs. In entering into these contracts, the Company has assumed the risk, which might arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any losses as a result of counterparty defaults.

     Cash and Cash Equivalents

     The Company invests cash in excess of operating requirements in short-term time deposits, money market instruments, government mutual bond funds and other investments. The Company considers investments with remaining maturities at date of purchase of three months or less to be cash equivalents.

     The Company’s restricted cash equivalents represent certificates of deposit issued in the Company’s name and held by one airline company as collateral for airfare purchase agreements. Additionally, the Company has a $2.0 million revolving credit facility for the purpose of issuing letters of credit to several airlines. The facility allows for letters of credit to be issued through March 2003 and must expire no later than March 2004. At December 31, 2002 and 2001, the Company had letters of credit outstanding of approximately $1.3 million and $0.3 million, respectively, under this facility. Management anticipates renewal of the facilities.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Derivative Financial Instruments

     In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities” was issued. The Company implemented the Statement on July 1, 1998. The Statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For qualifying cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a forecasted transaction, changes in the fair value of the derivative instrument are reported in other comprehensive income. The gains and losses on the derivative instruments that are reported in other comprehensive income are reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges is recognized in the statements of operations as other income (expense). Unrealized gains and losses on foreign currency exchange contracts that are not qualifying cash flow hedges as defined by SFAS 133 are recognized in the statements of operations as other income (expense). All of the Company’s outstanding foreign currency exchange contracts at December 31, 2002 and 2001 are qualifying cash flow hedges.

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

     During January 2001, the Company purchased a minority interest in Off the Beaten Path LLP. Off the Beaten Path provides unique adventure travel experiences to a sophisticated clientele throughout the Rocky Mountains, American Southwest, Alaska and Patagonia. This investment is reported at the lower of cost or estimated net realizable value. During the year ended December 31, 2001, the Company recorded a loss of $0.3 million representing what the Company’s management believes to be other than temporary decline in the fair value of this investment.

     Property and Equipment

     Property and equipment are stated at cost. Cost of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed currently. Major additions and betterments are capitalized. Depreciation and amortization are provided over the lesser of the estimated useful lives of the respective assets or the lease term (including extensions), using the straight-line method, generally 5 to 7 years.

     The Company performs reviews for the impairment of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in the statement of income.

     Goodwill and Covenant-Not-to-Compete

     Prior to January 1, 2002, goodwill was being amortized using the straight-line method over 30 years. The cost of the covenant-not-to-compete is amortized using the straight-line method over 5 years, the term of the agreement. Both goodwill and the covenant-not-to-compete are classified as other long-term assets on the balance sheet. Principally as a result of the impact of the terrorist acts that occurred on September 11, 2001, the response by the United States since October 7, 2001, and the resulting negative impact these events have had on domestic and international air travel, and the travel industry in general, the Company reviewed the carrying value of long-lived assets associated with certain of its acquisitions and recorded a non-cash charge of $5.9 million in the fourth quarter of 2001, which represented the impairment of goodwill and other related intangible assets. This charge is based on the amount by which the book value exceeded the current estimated fair market value of the goodwill. The current estimated fair market value was determined primarily using the anticipated cash flows of the operations of the related acquired companies. The impairment charge fully eliminated the remaining carrying value of the goodwill associated with the acquisition of a company primarily engaged in providing youth sports travel programs (see also New Accounting Pronouncement in this Note 2 below).

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Revenue Recognition

     The Company bills travel participants in advance, which are recorded as participants’ deposits. The Company pays for certain direct program costs including but not limited to airfare, hotel, rail passes and other program costs in advance of travel, which are recorded as prepaid program costs and expenses. The Company recognizes travel revenue and related costs when travel convenes.

     Selling and Tour Promotion Expenses

     The Company expenses all selling and tour promotion expenses as incurred.

     Income Taxes

     The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. For the period from January 1, 2002 through February 28, 2002 and for the years ended December 31, 2001 and 2000, the Company was included in the consolidated income tax return of Ambassadors. Therefore, the income tax provision recorded in these financial statements was computed on a separate return basis.

     Earnings Per Share

     Earnings per share — basic is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Earnings per share — diluted is computed by increasing the weighted-average number of common shares outstanding by the additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

     In connection with the spin-off transaction, approximately 839,000 options originally granted under Ambassadors were converted to options of the Company on February 28, 2002 (see Note 9). The dilutive effect of these converted stock options are excluded from the Company’s earnings per share calculation for the years ended December 31, 2001 and 2000, as they were not options of the Company. The dilutive effect to Ambassadors of these options was less than 8% for 2001 and 2000. However, this is not necessarily indicative of the impact on diluted earnings per share to the Company.

     Comprehensive Income

     Other comprehensive income refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. The Company’s other comprehensive income is composed of unrealized gains and losses on foreign currency exchange contracts and available-for-sale securities.

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

     No stock options of the Company were outstanding as of December 31, 2001. However, in conjunction with the spin-off and during 2002, the Company granted stock options to its employees (see Note 9).

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The Company has adopted the disclosure-only provisions of SFAS No. 123 and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure. Accordingly, no compensation expense has been recognized in 2002 for unexercised options related to the stock option plan. Had compensation cost for the Company’s stock option plan been determined based on fair value at the grant dates under the plan consistent with the method of SFAS No. 123, the Company’s net income and net income per share amounts for the year ended December 31, 2002, would have been changed to the pro forma amounts indicated below (in thousands except per share data):

Net income as reported	$10,798
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$724

Pro forma net income	$10,074

Pro forma net income per share — basic	$1.02

Pro forma net income per share — diluted	$0.99

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

     Reclassifications

     Certain operating expenses for 2001 and 2000 have been reclassified to conform to 2002 financial statement presentation. Such reclassifications had no impact on net income.

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

     In June 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets.” SFAS 142, among other things, establishes new standards for intangible assets acquired in a business combination, eliminates amortization of goodwill and sets forth requirements to periodically evaluate goodwill for impairment. The Company adopted this statement during the first quarter of 2002 and goodwill and certain intangibles with indefinite lives are no longer being amortized. Accordingly, approximately $64,000 of previous annual amortization is no longer being recorded (see Goodwill in this Note 2 above).

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following table presents the impact of SFAS 142 on our net income and our net income per share had the new standard been in effect for the years ended December 31, 2001 and 2000 (in thousands, except per share amounts):

	2001*	2000

Net income -as reported	$9,488	$11,056
Adjustments:
Amortization of goodwill	64	363
Income tax effect	(24)	(113)

Net adjustments	40	250

Net income- as adjusted	9,528	11,306

Basic net income per share-as reported	$0.97	$1.13

Basic net income per share adjusted	$0.97	$1.15

Diluted net income per share- as reported	$0.97	$1.13

Diluted net income per share- adjusted	$0.97	$1.15

     *The Company incurred an impairment charge of intangibles of approximately $5.9 million during the year ended December 31, 2001.

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

     In October 2001, the FASB approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121) and the accounting and reporting provisions of APB 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business. SFAS 144 retains many of the fundamental provisions of SFAS 121, but resolves certain implementation issues associated with that Statement. The Company adopted this statement during the first quarter of fiscal 2002. The adoption of SFAS 144 did not have a material impact on its financial condition or results of operations.

     In April 2002, the FASB adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Considerations. This Statement eliminates the requirement that gains and losses from the extinguishments of debt be aggregated and classified as an extraordinary item, net of tax. SFAS 145 also provides clarification for the accounting of sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted this Statement during the second quarter of fiscal 2002. The adoption of SFAS No. 145 did not have a material impact on the Company’s consolidated financial statements.

     The FASB adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, issued in June 2002, and is effective for activities initiated after December 31, 2002. This Statement nullifies EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit or Disposal Activity (Including Certain Costs Incurred in a Restructuring) and EITF 88-0, Costs Associated with a Lease Modification or Termination. SFAS 146 establishes that the initial liability for costs associated with exit and disposal activities be measured at fair value and recognized when the liability is incurred. SFAS 146 prohibits the recognition of a liability based solely on an entity’s commitment to a plan for disposal. SFAS 146 also provides an accounting model for one-time termination benefits and guidance on accounting for costs to terminate operating leases. The Company adopted SFAS 146 in the fourth quarter of 2002. The adoption of SFAS 146 did not have a material impact on the Company’s consolidated financial statements.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (FAS 148). This statement amends SFAS No. 123 “Accounting for Stock Based Compensation” (FAS 123) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure requirements of FAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company currently discloses the effects of stock-based employee compensation and is evaluating the alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based compensation.

3.  Derivative Financial Instruments

     The substantial majority of the Company’s travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, the Company is exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. The Company has a program to provide a hedge against certain of these foreign currency risks. The Company uses forward contracts that allow the Company to acquire the foreign currency at a fixed price for a specified period of time. Some of the Company’s forward contracts include a synthetic component if a pre-determined trigger occurs during the term of the contract. All of the Company’s derivatives are cash flow hedges of forecasted transactions. The Company has a $50.0 million credit facility with a large financial institution through March 2003 to support foreign currency purchases and foreign exchange forward contracts.

     At December 31, 2002, the Company had outstanding forward contracts as follows (in thousands):

	Notional
	Amount	Matures

Forward contracts:
Australian dollar	5,500	May - June 2003
Euro dollar	7,600	April - June 2003
New Zealand dollar	2,500	May - July 2003

	15,600

Forward contracts with synthetic option:
Australian dollar	8,750	January - July 2003
British pound	4,300	February - July 2003
Euro dollar	2,500	February - July 2003
New Zealand dollar	2,600	May - July 2003

	18,150

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     At December 31, 2001, the Company had outstanding forward contracts as follows (in thousands):

	Notional
	Amount	Matures

Forward contracts:
Australian dollar	9,400	April - June 2002
British pound	1,250	June - July 2002
Euro dollar	3,460	May - July 2002

	14,110

Forward contracts with synthetic option:
Australian dollar	2,100	January - July 2002
British pound	2,050	March - June 2002
New Zealand dollar	5,150	May - July 2002

	9,300

     At December 31, 2002 and 2001, associated with these financial instruments, the Company had a net unrealized gain of approximately $1.6 million and a net unrealized loss of approximately $0.5 million, respectively. Unrealized gains on forward contracts recorded in other comprehensive income and expected to be reclassified to revenue during the year ending December 31, 2003 are approximately $1.1 million.

     Unrealized gains or losses associated with these transactions that qualify as cash flow hedges under SFAS 133 are reported in other comprehensive income. Any realized gains or losses associated with these transactions are recognized in the Company’s operations in the period the contracts are closed. The net unrealized gain (loss) reclassified to revenue from other accumulated comprehensive income for the years ended December 31, 2002 and 2001 was approximately $(340,000) and $60,000, respectively. Income tax (benefit) on the unrealized gain (loss) reclassified in 2002 and 2001 was approximately $(200,000) and $36,000, respectively. The Company assesses hedge ineffectiveness on a quarterly basis and records the gain or loss related to the ineffective portion in the statements of income. During the years ended December 31, 2002 and 2001, there were no significant amounts recognized in income due to hedge ineffectiveness.

     After the unexpected events of September 11, 2001 and the resulting down turn in the travel industry, the Company took early exit of forward foreign exchange contracts aggregating $5.7 million as it was anticipated that such contracts would not be needed for the related travel season and the related forecasted transactions were no longer probable of occurring. The Company recorded a nominal gain as a result of the early termination of these contracts.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Investments

     At December 31, 2002 and December 31, 2001, the cost and estimated fair values of the Company’s investments in U.S. government and agency obligations were as follows (in thousands):

		Gross	Gross	Fair Value/
		Unrealized	Unrealized	Carrying
	Cost	Gain	Losses	Value

December 31, 2002	$21,784	$112	$—	$21,896

December 31, 2001	$23,243	$—	$—	$23,243

     At December 31, 2002, the amortized cost and fair value of the available-for-sale securities, by contractual maturity were as follows (in thousands):

	Amortized	Fair
	Cost	Value

One year or less	$19,385	$19,483
After one year through two years	2,399	2,413

	$21,784	$21,896

     Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

5.  Property and Equipment

     Property and equipment consists of the following (in thousands):

	December 31,

	2002	2001

Office furniture, fixtures and equipment	$2,639	$2,574
Computer equipment and software	3,800	3,676
Leasehold improvements	905	897

	7,344	7,147
Less accumulated depreciation and amortization	(5,430)	(4,690)

	$1,914	$2,457

     Depreciation and amortization expense on property and equipment of approximately $740,000, $668,000, and $862,000, for the years ended December 31, 2002, 2001, and 2000, respectively, was included in the determination of net income.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Income Taxes

     The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,

	2002	2001	2000

Current:
Federal	$5,429	$6,135	$6,403
State	5	550	12
Deferred	157	(1,465)	(599)

	$5,591	$5,220	$5,816

     Components of the net deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2002

	Assets	Liabilities	Total

Amortization of goodwill and non-compete agreement	$1,771	$—	$1,771
Accrued vacation and compensation	85	—	85
Unrealized gain on foreign currency exchange contracts	—	(559)	(559)
Unrealized gain on available-for-sale securities	—	(41)	(41)
Depreciation	—	(60)	(60)

Total temporary differences	$1,856	$(660)	$1,196

	December 31, 2001

	Assets	Liabilities	Total

Amortization of goodwill and non-compete agreement	$1,970	$—	$1,970
Accrued vacation	75	—	75
Unrealized loss on foreign currency exchange contracts	226	—	226
Depreciation	—	(92)	(92)

Total temporary differences	$2,271	$(92)	$2,179

     The income tax provision differs from that computed using the federal statutory rate applied to income before income taxes as follows (in thousands):

	Years Ended December 31,

	2002		2001		2000
	Amount	%	Amount	%	Amount	%

Provision at the federal statutory rate	$5,736	35.0%	$5,146	35.0%	$5,905	35.0%
Tax exempt interest	(221)	(1.3)	(54)	(0.4)	(76)	(0.5)
State income tax, net of federal benefit	3	—	358	2.4	8	—
Other	73	0.4	(230)	(1.5)	(21)	(0.1)

	$5,591	34.1%	$5,220	35.5%	$5,816	34.4%

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Supplemental Disclosures of Consolidated Statements of Cash Flows

     Cash paid by the Company for taxes during 2002 was approximately $5.7 million. Prior to the Company’s spin-off from Ambassadors, all taxes were paid by Ambassadors.

     Non-cash investing and financing activities of the Company during the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

Unrealized gain (loss) on foreign currency exchange contracts	2,145	(1,176)	1,006
Unrealized gain on available-for-sale securities	112	—	—
Tax benefit from stock options exercised	128	—	—

8.  Commitments and Contingencies

     The Company leases office facilities and office equipment under non-cancelable operating leases. At December 31, 2002, future non-cancelable lease commitments for the years ended December 31, 2003 and 2004 is approximately $681,000 and $588,000, respectively.

     Total rent expense for the years ended December 31, 2002, 2001, and 2000 was approximately $699,000, $600,000, and $635,000, respectively. The Company may cancel the lease on the corporate office without penalty (upon one year’s prior notice) and also may extend the term of the lease for an additional five-year period upon providing written notice to the lessor at least six months prior to the end of the initial lease term in 2004.

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

9.  Stock Plans

     Effective November 2001 the Company adopted the 2001 Equity Participation Plan (the Plan). The Plan provides for the grant of stock options, awards of restricted stock, performance or other awards or stock appreciation rights to directors, key employees and consultants of the Company. The maximum number of shares, which may be awarded under the Plan, is 1.8 million shares.

     Under the terms of the Plan, options to purchase shares of the Company’s common stock are granted at a price set by the Compensation Committee of the Board of Directors, not to be less than the par value of a share of common stock and if granted as performance-based compensation or as incentive stock options, no less than the fair market value of the stock on the date of grant. The Compensation Committee establishes the vesting period of the awards, which is generally set at 25 percent per year for four years. The options may be exercised any time after they are fully vested for a period up to 10 years from the grant date.

     Upon the Company’s spin-off effective February 28, 2002, the Company granted approximately 1.2 million stock options to Company employees and directors pursuant to this Plan. The total grant of approximately 1.2 million stock options resulted from approximately 0.8 million converted options originally granted under Ambassadors and approximately 0.4 million additional options granted by the Company in conjunction with the spin-off. The stock options and other awards, as converted or adjusted, have the same vesting provisions, option periods, and other terms and conditions as Ambassadors options. The number of shares and exercise price of each stock option were adjusted so that each option has the same ratio of the exercise price per share to the market value per share, and the same economic value. In order for the economic value to remain constant, the aggregate difference between market value and exercise price prior to and immediately after the spin-off had to be the same. No new measurement date occurred upon conversion of the stock options.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following table presents information about the options as of December 31, 2002:

			Weighted-Average

	Number of	Range of	Exercise	Remaining
	Shares	Exercise Price	Price	Life (years)

Exercisable options	33,100	$3.42 - 5.13	$4.88	2.8
Exercisable options	126,624	5.14 - 6.84	6.10	4.4
Exercisable options	117,822	6.85 - 8.56	7.88	7.1
Exercisable options	119,711	8.57 - 10.27	8.93	5.5
Exercisable options	13,739	10.28 - 11.98	11.92	4.3
Exercisable options	45,297	11.99 - 13.69	12.67	8.9
Exercisable options	22,382	13.70 - 15.40	15.34	7.6
Exercisable options	14,697	15.41 - 17.12	17.12	5.4

Total exercisable	493,372	3.42 - 17.12	8.64

Unexercisable options	—	$3.42 - 5.13	$4.88	2.8
Unexercisable options	11,648	5.14 - 6.84	6.11	4.4
Unexercisable options	101,602	6.85 - 8.56	7.86	7.1
Unexercisable options	16,028	8.57 - 10.27	9.04	5.5
Unexercisable options	321	10.28 - 11.98	11.89	4.3
Unexercisable options	538,400	11.99 - 13.69	12.21	8.9
Unexercisable options	21,756	13.70 - 15.40	15.02	7.6
Unexercisable options	—	15.41 - 17.12	17.12	5.4

Total unexercisable	689,755	3.42 - 17.12	10.28

Total all options	1,183,127	$3.42 - 17.12	$10.28	7.4

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002:

Expected dividend yield	0.00%
Expected stock price volatility	41.94%
Risk-free interest rate	3.14%
Expected life of options	5.03 years

     The weighted average fair value of options granted during 2002 was $5.01

     Stock option transactions during 2002 were as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Converted upon spin-off (see Note 1)	839,084	$9.14
Granted	430,150	12.12
Forfeited	(31,308)	9.87
Exercised	(54,799)	7.52

Balance December 31, 2002	1,183,127	$10.28

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Employee Benefit Plan

     Effective March 2002, the Company established a 401(k) Profit Sharing Plan for the employees of the Company. All Plan assets associated with the employees of the Company were transferred from Ambassador’s Plan to the new Plan established by the Company during April 2002. Prior to March 2002, the Company’s employees participated in Ambassador’s 401(k) Profit Sharing Plan.

     The Company’s employees participate in Ambassadors Group, Inc. 401(k) Profit Sharing Plan (the Plan). Employees are eligible to participate in the Plan upon six months of service and 18 years of age. Employees may contribute up to 50% of their salary, subject to the maximum contribution allowed by the Internal Revenue Service. The Company’s matching contribution is discretionary based upon approval by management. Employees are 100% vested in their contributions and vest in Company matching contributions equally over four years. During the years ended December 31, 2002, 2001, and 2000, the Company contributed approximately $34,000, $45,000, and $36,000, to the Plan, respectively.

11.  Fair Value of Financial Instruments

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

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The estimated fair values of the financial instruments as of the dates indicated are as follows (in thousands):

	December 31, 2002		December 31, 2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial Assets:
Cash and cash equivalents	$29,491	$29,491	$16,518	$16,518
Derivatives	1,642	1,642	(503)	(503)
Available-for-sale securities	21,896	21,896	23,243	23,243

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

12.  Earnings Per Share

     The following table presents a reconciliation of basic and diluted earnings per share (EPS) computations (in thousands, except per share data):

	Years Ended December 31,

	2002	2001	2000

Numerator:
Net income for basic and diluted earnings per share	$10,798	$9,488	$11,056

Denominator:
Weighted-average shares outstanding — basic	9,837	9,813	9,813
Effect of dilutive common stock options	370	—	—

Weighted-average shares outstanding — diluted	10,207	9,813	9,813

Earnings per share — basic:
Net income per share — basic	$1.10	$0.97	$1.13

Earnings per share — diluted:
Net income per share — diluted	$1.06	$0.97	$1.13

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Quarterly Financial Data

     Summarized quarterly financial data for 2002, 2001, and 2000 is as follows (unaudited, and in thousands except per share data):

	Quarters Ended

	March 31	June 30	September 30	December 31

2002
Net Revenues	$667	$17,367	$16,284	$1,772
Income (loss) before taxes	(2,633)	13,278	10,279	(4,535)
Net income (loss)	(1,765)	8,843	6,731	(3,011)
Earnings (loss) per share-basic	(0.18)	0.90	0.68	(0.31)
Earnings (loss) per share-diluted	(0.18)	0.88	0.67	(0.31)

     Gross program receipts totaled $2.4 million, $49.5 million, $41 million and $4.3 million for the quarters ended March 31, June 30, September 30, and December 31, 2002, respectively.

	Quarters Ended

	March 31	June 30	September 30	December 31

2001
Net Revenues	$1,939	$20,500	$19,338	$1,637
Income (loss) before taxes	(2,542)	15,886	12,444	(11,080)
Net income (loss)	(1,677)	10,485	8,212	(7,532)
Earnings (loss) per share-basic	(0.17)	1.07	0.84	(0.77)
Earnings (loss) per share-diluted	(0.17)	1.07	0.84	(0.77)

     Gross program receipts totaled $5.0 million, $58.7 million, $48.5 million, and $4.1 million for the quarters ended March 31, June 30, September 30, and December 31, 2001, respectively. Excluding the effect of a write down of intangible assets, loss before taxes, net loss, and loss per basic and diluted shares were $5.1 million, $3.7 million, and $0.38, respectively, for the quarter ended December 31, 2001.

	Quarters Ended

	March 31	June 30	September 30	December 31

2000
Net Revenues	$181	$15,470	$19,114	$5,557
Income (loss) before taxes	(3,829)	10,949	11,921	(2,169)
Net income (loss)	(2,509)	7,175	7,901	(1,511)
Earnings (loss) per share-basic	(0.26)	0.73	0.81	(0.15)
Earnings (loss) per share-diluted	(0.26)	0.73	0.81	(0.15)

     Gross program receipts totaled $0.2 million, $44.1 million, $51.3 million, and $12.2 million for the quarters ended March 31, June 30, September 30, and December 31, 2000, respectively.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBASSADORS GROUP, INC. (Registrant)

By:	/s/ JEFFREY D. THOMAS

Jeffrey D. Thomas, Chief Executive Officer

Date: March 21, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY D. THOMAS Jeffrey D. Thomas	President, Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2003

/s/ JOHN A. UEBERROTH John A. Ueberroth	Chairman of the Board of Directors	March 21, 2003

/s/ MARGARET M. SESTERO Margaret M. Sestero	Executive Vice-President, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)	March 21, 2003

/s/ BRIGITTE M. BREN Brigitte M. Bren	Director	March 21, 2003

/s/ JAMES L. EASTON James L. Easton	Director	March 21, 2003

/s/ RAFER L. JOHNSON Rafer L. Johnson	Director	March 21, 2003

/s/ JOHN C. SPENCE John C. Spence	Director	March 21, 2003

/s/ JOSEPH J. UEBERROTH Joseph J. Ueberroth	Director	March 21, 2003

/s/ RICHARD D. C. WHILDEN Richard D. C. Whilden	Director	March 21, 2003

CERTIFICATIONS

I, Jeffrey D. Thomas, certify that:

1. I have reviewed this annual report on Form 10-K of Ambassadors Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Jeffrey D. Thomas Jeffrey D. Thomas Chief Executive Officer Date: March 21, 2003

I, Margaret M. Sestero, certify that:

1. I have reviewed this annual report on Form 10-K of Ambassadors Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Margaret M. Sestero Margaret M. Sestero Chief Financial Officer Date: March 21, 2003

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Master Separation and Distribution Agreement between Ambassadors International, Inc. and the Registrant incorporated by reference to the Registrant’s Registration Statement on Form 10 initially filed on November 15, 2001.
2.2	Indemnification and Insurance Matters Agreement between Ambassadors International, Inc. and the Registrant incorporated by reference to the Registrant’s Registration Statement on Form 10 initially filed on November 15, 2001.
2.3	Master Transitional Services Agreement between Ambassadors International, Inc. and the Registrant incorporated by reference to the Registrant’s Registration Statement on Form 10 initially filed on November 15, 2001.
2.4	Employee Matters Agreement between Ambassadors International, Inc. and the Registrant incorporated by reference to the Registrant’s Registration Statement on Form 10 initially filed on November 15, 2001.
2.5	Tax Sharing Agreement between Ambassadors International, Inc. and the Registrant incorporated by reference to the Registrant’s Registration Statement on Form 10 initially filed on November 15, 2001.
2.6	Master Confidential Disclosure Agreement between Ambassadors International, Inc. and the Registrant incorporated by reference to the Registrant’s Registration Statement on Form 10 initially filed on November 15, 2001.
2.7	Credit Facility Agreement between Ambassadors International, Inc. and the Registrant incorporated by reference to the Registrant’s Registration Statement on Form 10 initially filed on November 15, 2001.
3.1	Amended and Restated Certificate of Incorporation of the Registrant incorporated by reference to the Registrant’s Registration Statement on Form 10 initially filed on November 15, 2001.
3.2	Bylaws of the Registrant incorporated by reference to the Registrant’s Registration Statement on Form 10 initially filed on November 15, 2001.
4.1	Form of Common Stock certificate of the Registrant incorporated by reference to the Registrant’s Registration Statement on Form 10 initially filed on November 15, 2001.
10.1	2001 Equity Participation Plan incorporated by reference to the Registrant’s Registration Statement on Form 10 initially filed on November 15, 2001.
10.2	Form of 2001 Equity participation Plan Agreements incorporated by reference to the Registrant’s Registration Statement on Form 10 initially filed on November 15, 2001.
10.3	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors incorporated by reference to the Registrant’s Registration Statement on Form 10 initially filed on November 15, 2001.
10.4	Commercial Lease Agreement, as amended (Ferrall Street) incorporated by reference to the Registrant’s Registration Statement on Form 10 initially filed on November 15, 2001.
21.1	Subsidiaries of the Registrant incorporated by reference to the Registrant’s Registration Statement on Form 10 initially filed on November 15, 2001.
23.1	Consent of PricewaterhouseCoopers LLP.
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.