Form 10-Q
period 2003-03-31
AMBASSADORS GROUP INC
filed 2003-05-14
CIK 1162315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	For the quarterly period ended March 31, 2003

OR

☐	TRANSITION report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission file number	0-26420

AMBASSADORS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation of organization)	91-1957010 (I.R.S. Employer Identification No.)

Dwight D. Eisenhower Building
110 South Ferrall Street
Spokane, Washington	99202

(Address of principal executive offices)	(Zip code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in the Securities and Exchange Act Rule 12b-2.

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

     Common shares outstanding as of April 30, 2003: 9,892,601

AMBASSADORS GROUP, INC.
FORM 10-Q QUARTERLY REPORT

PART I	FINANCIAL INFORMATION	Page

Item 1.	Consolidated Financial Statements (unaudited)
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Comprehensive Income	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7-10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16
PART II	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	17
SIGNATURES AND CERTIFICATIONS		18-21

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMBASSADORS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2003 and December 31, 2002
(dollars in thousands)

	March 31,	December 31,
	2003	2002
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$49,661	$29,491
Restricted cash equivalents	12	12
Available-for-sale securities	22,043	21,896
Foreign currency exchange contracts	2,480	1,642
Prepaid program costs and expenses	5,410	1,516
Other current assets	961	91

Total current assets	80,567	54,648
Property and equipment, net	1,772	1,914
Deferred tax asset	1,687	1,711
Other assets	234	244

Total assets	$84,260	$58,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$379	$2,181
Accrued expenses	2,027	2,060
Participants’ deposits	54,297	25,901
Deferred tax liability	786	515

Total current liabilities	57,489	30,657

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 9,889,098 and 9,877,702 shares issued and outstanding	99	99
Additional paid-in capital	15,900	15,808
Retained earnings	9,082	10,798
Accumulated other comprehensive income	1,690	1,155

Total stockholders’ equity	26,771	27,860

Total liabilities and stockholders’ equity	$84,260	$58,517

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three-months ended March 31, 2003 and 2002
(dollars in thousands, except per-share amounts)

	2003	2002

Revenues	$1,037	$667

Operating expenses:
Selling and tour promotion	2,905	2,380
General and administrative	954	1,113

	3,859	3,493

Operating loss	(2,822)	(2,826)
Other income:
Interest and dividend income	222	193

Loss before income taxes	(2,600)	(2,633)
Income tax benefit	884	868

Net loss	$(1,716)	$(1,765)

Net loss per share – basic and diluted	$(0.17)	$(0.18)

Weighted-average common shares outstanding – basic and diluted	9,881	9,817

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the three-months ended March 31, 2003 and 2002
(dollars in thousands)

	2003	2002

Net loss	$(1,716)	$(1,765)
Unrealized gain on foreign currency exchange contracts, net of income tax provision of $285 and $131	553	179
Unrealized loss on available-for-sale securities, net of income tax benefit of $14	(17)	—

Comprehensive loss	$(1,180)	$(1,586)

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three-months ended March 31, 2003 and 2002
(dollars in thousands)

	2003	2002

Cash flows from operating activities:
Net loss	$(1,716)	$(1,765)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	191	191
Deferred income tax provision	24	—
Change in assets and liabilities:
Prepaid program costs and expenses	(3,894)	(1,655)
Accounts payable and accrued expenses	(1,835)	(1,624)
Participants’ deposits	28,396	25,121
Other current assets	(870)	(337)

Net cash provided by operating activities	20,296	19,931

Cash flows from investing activities:
Purchase of available-for-sale securities	(6,794)	(8,072)
Proceeds from sale or maturities of available-for-sale securities	6,617	11,083
Purchase of property and equipment	(41)	(4)

Net cash (used in) provided by investing activities	(218)	3,007

Cash flows from financing activities:
Proceeds from exercise of stock options	92	—
Net dividend to Ambassadors (former parent)	—	(20,435)
Contribution from Ambassadors (former parent)	—	10,400

Net cash provided by (used in) financing activities	92	(10,035)

Net increase in cash and cash equivalents	20,170	12,903
Cash and cash equivalents, beginning of period	29,491	16,518

Cash and cash equivalents, end of period	$49,661	$29,421

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF CONSOLIDATION:

Ambassadors Group, Inc., (“Company” or “Group”) is a leading educational travel company that organizes and promotes international and domestic programs for students, athletes, and professionals. These programs provide opportunities for grade school, junior, and senior high school students to visit foreign and domestic destinations to learn about the history, government, economy and culture of such areas, as well as for junior and senior high school athletes to participate in international sports challenges. The Company’s professional programs emphasize meetings and seminars between participants and persons in similar professions abroad.

The business of the Company has been active since its former parent, Ambassadors International, Inc., (“Ambassadors”) was founded in 1967. In 1995, in connection with Ambassadors’ initial public offering, the business of Ambassadors was transferred to the Company and the Company became a wholly owned subsidiary of Ambassadors. On February 28, 2002, the Company was spun-off to the stockholders of Ambassadors.

Beginning February 28, 2002, Group operated as an independent stand-alone company. Prior to February 28, 2002, Group was a wholly owned subsidiary of Ambassadors.

On January 25, 2002 the Board of Directors of Ambassadors approved the distribution of all of the Company’s common stock to Ambassadors’ stockholders (the spin-off). The Ambassadors Board of Directors declared a dividend of the Company’s common stock to the Ambassadors’ stockholders of record on February 4, 2002. The dividend was distributed after the close of business on February 28, 2002, in the amount of one share of the Company’s common stock for each outstanding share of Ambassadors common stock. The distribution of common stock was intended to be tax-free to the Company and to its stockholders, and Ambassadors received a favorable Internal Revenue Service private letter ruling to that effect. The trading of the common stock of the Company on the Nasdaq National Market began on March 1, 2002 under the ticker symbol “EPAX.” Prior to February 28, 2002, the Company comprised the operations of the former Education Group segment of its parent, Ambassadors International, Inc.

In anticipation of the spin-off transaction, the Company’s common stock was split in April 2001 and February 2002 and 9,813,140 shares became issued and outstanding. Shares outstanding have been retroactively adjusted for the stock split.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

The consolidated financial statements, for the period from January 1, 2002 through February 28, 2002, have been carved out from the consolidated financial statements of Ambassadors using the historical operating results and historical bases of the assets and liabilities of Ambassadors’ business of which the Company was comprised. Accordingly, the historical financial information presented herein does not necessarily reflect what the Company’s financial position, operating results and cash flows would have been had the Company been a separate, stand-alone entity during the periods presented.

The consolidated financial statements include certain costs incurred by Ambassadors, which have been allocated to the Company through February 28, 2002, the date of the spin-off. These costs are primarily corporate personnel, finance, travel, marketing and other general and administrative costs. The costs have been allocated to the Company primarily based on headcount or revenues of the Company relative to the total consolidated headcount or revenues of Ambassadors. Management believes the cost allocations are reasonable within the consolidated parent company. If the Company operated as a separate entity without Ambassadors, however, management believes that these expenses would have increased due to increased costs associated with being a stand-alone public company and the additional personnel costs, marketing costs, and other general administrative costs associated therewith. Management believes that these expenses would have increased on an unaudited, proforma basis by approximately $171,000 for the two months ended February 28, 2002.

The Company has a single operating segment consisting of the educational travel and sports programs for students, athletes and professionals. These programs have similar economic characteristics, offer comparable products to participants, and utilize similar processes for program marketing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.	LOSS PER SHARE:

Net loss per share – basic – is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Net loss per share – diluted – is computed in the same manner as net loss per share – basic, but includes additional common shares that would have been outstanding if the dilutive potential common shares had been issued. However, due to the net loss during the quarters ended March 31, 2003 and 2002, such shares have been excluded from the computation, as they are anti-dilutive.

The following table presents a reconciliation of basic and diluted earnings per share (EPS) computations and the number of dilutive securities (stock options) that were not included in the dilutive EPS calculation because they were antidilutive (in thousands, except per-share amounts):

	For the three months ended
	March 31,

	2003	2002

Numerator:
Net loss for basic and diluted earnings per share	$(1,716)	$(1,765)

Denominator:
Weighted-average shares outstanding — basic	9,881	9,817
Effect of dilutive common stock options (A)	(A )	(B )

Weighted-average shares outstanding — diluted	9,881	9,817

Net loss per share — basic and diluted	$(0.17)	$(0.18)

(A)	For the three months ended March 31, 2003, the effects of approximately 149,000 stock options have been excluded from the calculation of diluted loss per share because their effect would be antidilutive.

(B)	For the three months ended March 31, 2002, the effects of approximately 304,000 stock options have been excluded from the calculation of diluted loss per share because their effect would be antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.	STOCK INCENTIVE PLAN:

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

The Company has adopted the disclosure-only provisions of SFAS No. 123 and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure. Accordingly, no compensation expense has been recognized in the first quarter of 2003 and 2002 for unexercised options related to the stock option plan. Had compensation cost for the Company’s stock option plan been determined based on fair value at the grant dates under the plan consistent with the method of SFAS No. 123, the Company’s net loss and net loss per share amounts for the quarter ended March 31, 2003 and 2002, would have been changed to the pro forma amounts indicated below (in thousands except per share data):

	For the three months ended
	March 31,

	2003	2002

Net loss as reported	$(1,716)	$(1,765)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(95)	(72)

Pro forma net loss	$(1,811)	$(1,837)

Pro forma net loss per share – basic and diluted	$(0.18)	$(0.19)

The Company is currently considering the adoption of the fair value based method of accounting for stock-based compensation.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements regarding the Company’s actual and expected financial performance, the reasons for variances between quarter-to-quarter results. Forward-looking statements, which are included per the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995, may involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results and performance in future periods to be materially different from any future results or performance suggested by the forward-looking statements in this report. Such forward-looking statements speak only as of the date of this report, and could involve risks including the war with Iraq, conflict in the Middle East, international unrest, outbreak of disease, changes in direct mail environment, conditions in the travel industry, changes in economic conditions and changes in the competitive environment. The Company expressly disclaims any obligation to provide public updates or revisions to any forward-looking statements found herein to reflect any changes in Company expectations or any change in events. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. For a more complete discussion of these and other factors, please refer to the Company’s Form 10-K filed on March 21, 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates estimates, including those related to cash and cash equivalents, available-for-sale securities, intangible assets, income taxes, derivative financial instruments and contingencies on an ongoing basis. Management bases these estimates on historical experience and on other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of critical accounting policies and related judgment and estimates that affect the preparation of the consolidated financial statements is set forth in the Annual Report on Form 10-K for the year ended December 31, 2002.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 TO THE THREE MONTHS ENDED MARCH 31, 2002

GROSS PROGRAM RECEIPTS

Gross program receipts increased to $2.6 million in the first quarter ended March 31, 2003 from $2.4 million in the first quarter ended March 31, 2002. The $0.2 million increase is due primarily to a vendor rebate totaling $0.2 million received during the first quarter of 2003.

NET REVENUE

Net revenue was $1.0 million in the first quarter ended March 31, 2003 compared to $0.7 million in the first quarter ended March 31, 2002, an increase of $0.3 million. The increase is primarily attributed to a vendor rebate as stated above. Gross margin (revenue as a percentage of gross program receipts) increased from 28% to 40% due to the vendor rebate described above and the mix of programs traveling at higher gross margins in the first quarter of 2003 as compared to the first quarter of 2002.

SELLING AND TOUR PROMOTION EXPENSES

The Company’s policy is to expense all selling and tour promotion costs as they are incurred.

Selling and tour promotion expenses increased to $2.9 million in the first quarter ended March 31, 2003, from $2.4 million in the comparable quarter of 2002. The $0.5 million increase in expenses was primarily the result of increases in marketing costs and increased staffing.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were comparable at $1.0 million and $1.1 million during the first quarters ended March 31, 2003 and 2002, respectively.

OPERATING LOSS

Operating loss was comparable at $2.8 million in the first quarters ended March 31, 2003 and 2002.

OTHER INCOME

Other income consists primarily of interest income generated by cash and available-for-sale securities. As of March 31, 2003, the Company had $71.7 million in cash, cash equivalents and available-for-sale securities, an increase of $22.0 million from $49.7 million at March 31, 2002. The Company realized interest income of $0.2 million in the first quarter of 2003 and 2002. The primary reason that interest income is comparable even though the cash balance is higher in 2003 is due to lower rates of return incurred in the first quarter of 2003 compared to the first quarter of 2002.

LOSS BEFORE INCOME TAX BENEFIT

Loss before income tax benefit was comparable at $2.6 million in the first quarters ended March 31, 2003 and 2002.

INCOME TAX BENEFIT

The Company has recorded an income tax benefit of approximately $0.9 million for the first quarters ended March 31, 2003 and 2002. The income tax benefit has been recorded based upon the estimated annual effective income tax rate applied to the pre-tax income.

NET LOSS

Net loss was comparable at $1.7 million and $1.8 million for the quarters ended March 31, 2003 and 2002, respectively.

SEASONALITY

The Company’s businesses are highly seasonal. The Company recognizes gross program receipts, revenues and program pass-through expenses upon the departure of the program participants. The majority of the Company’s travel programs are scheduled during June through August of each year, and the Company anticipates that this trend will continue for the foreseeable future. Substantially all of the Company’s operating income is generated in this period, which historically has offset the operating losses incurred during the rest of the year. The Company’s annual results and cash flows would be adversely affected if the Company’s revenues were to be substantially below seasonal norms during the second and third quarters of the year. For a more complete discussion of these and other factors, please refer to the Company’s 10-K filed on March 21, 2003.

FACTORS AFFECTING BUSINESS AND RESULTS OF OPERATIONS

The terrorist attacks that occurred on September 11, 2001, and the response by the United States had a very negative impact on domestic and international air travel and the travel industry in general. Furthermore, the war with Iraq has affected and will continue to affect the travel industry, as well as the markets in which the Company operates. The potential and long-term effects of the war, conflict in the Middle East, and the SARS epidemic are uncertain for the Company’s customers, the market for the Company’s common stock, the markets for the Company’s services, the strength of the U.S. dollar and the U.S. economy. The consequences of the war with Iraq and conflict in the Middle East, and or geopolitical unrest and or the SARS epidemic are unpredictable and the Company is not able to determine whether the impact will be material or highly material on the Company’s business, financial condition, cash flows and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s business is not capital intensive. However, the Company does retain funds for operating purposes in order to conduct sales and marketing efforts for future programs and to facilitate acquisitions of other companies.

Net cash provided by operations for the first quarter ended March 31, 2003 and 2002, was $20.3 million and $19.9 million, respectively. The increase of $0.4 million in cash flow from operations was primarily related to an increase in participants’ deposits for future travel programs of $3.3 million offset by an increase in prepaid program costs and expenses of $2.2 million.

Net cash provided by (used in) investing activities for the first quarter ended March 31, 2003 and 2002, was $(0.2) million and $3.0 million, respectively. The $3.2 million decrease was primarily related to net activities with the sale or maturity and purchase of available-for-sale securities.

Net cash provided by (used in) financing activities for the first quarter ended March 31, 2003 and 2002, was $0.1 million and $(10.0) million, respectively. In the first quarter of 2002, concurrent with the spin-off in February 2002, the Company paid a net dividend to Ambassadors of approximately $10.0 million. As the Company has been a separate entity effective March 1, 2002 forward, no such activities occurred in the first quarter of 2003 ended March 31, 2003.

The Company does not have any material capital expenditure commitments for 2003. Ambassadors has agreed to provide a credit facility to the Company for up to $20.0 million for on-going operations and potential acquisition needs through August 2003. As of March 31, 2003, the Company has not drawn upon the Ambassador credit facility. For a more complete discussion of these and other factors, please refer to the Company’s Form 10-K filed on March 21, 2003.

At March 31, 2003, the Company had $71.7 million of cash, cash equivalents, and available-for-sale securities, including program participant funds of $54.3 million. Under the Company’s cancellation policy, a program participant may be entitled to a refund of a portion of his or her deposit, less certain charges, depending on the time of cancellation. Should a greater number of participants cancel their travel in comparison to that which is part of the Company’s ongoing operations, due to circumstances such as international or domestic unrest, terrorism, or general economic downturn, the Company’s cash balances could be significantly reduced. Cash balances could also be reduced significantly if the financial institutions, which held balances beyond that federally insured, were to become insolvent.

The Company is continuing to pursue further acquisitions of related travel businesses that may require the use of cash and cash equivalents. No such acquisitions are currently pending and no assurance can be given that definitive agreements for any such acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to the Company.

Management believes that existing cash and cash equivalents and cash flows from operations, combined with the Company’s $20.0 million credit facility with Ambassadors, will be sufficient to fund the Company’s anticipated operating needs, capital expenditures, and acquisitions through 2003.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of the Company’s travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, the Company is exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. The Company has a program to provide a hedge against certain of these foreign currency risks with less than two years maturity. Currently, the U.S. dollar has significantly weakened against the major currencies that the Company pays most foreign suppliers including the Euro dollar, British pound, Australian dollar and New Zealand dollar. If the U.S. dollar continues to weaken against these four major currencies, the Company faces increased costs to travel a delegate abroad and therefore increased pressure on the gross margin (revenue as a percentage of gross program receipts). The Company is not able to determine whether the impact of the weakening U.S. dollar will be material on the Company’s business, financial condition, cash flows and results of operations.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, including the principal executive officer and principal financial officer, conducted an evaluation of the Company’s disclosure controls and procedures, as defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on their evaluation, the Company’s principal executive officer and principal accounting officer concluded that the Company’s disclosure controls and procedures are effective.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the paragraph above.

PART II
OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

                      99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

(1)	The Company filed a report on Form 8-K on April 23, 2003, in connection with the dissemination of an earnings release*

* Report containing information that is required to be furnished under Item 12 was instead furnished under Item 9 in accordance with Securities and Exchange Commission Release No. 33-8176. Pursuant to General Instruction B of Form 8-K and SEC Release No. 33-8176, the report submitted under Item 9 is not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 and the Company is not subject to the liabilities of that section. The Company is not incorporating, and will not incorporate by reference this report into a filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASSADORS GROUP, INC

Date: May 14, 2003	By: /s/ Margaret M. Sestero Margaret M. Sestero Chief Financial Officer

CERTIFICATIONS

I, Jeffrey D. Thomas, certify that:

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

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Jeffrey D. Thomas Jeffrey D. Thomas Chief Executive Officer Date: May 14, 2003

I, Margaret M. Sestero, certify that:

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

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Margaret M. Sestero Margaret M. Sestero Chief Financial Officer Date: May 14, 2003