Form 10-Q
period 2003-06-30
AMBASSADORS GROUP INC
filed 2003-08-13
CIK 1162315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

OR

[ ]	TRANSITION report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________________ to _______

Commission file number 0-26420

AMBASSADORS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-1957010

(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

Dwight D. Eisenhower Building
110 South Ferrall Street
Spokane, Washington	99202

(Address of principal	(Zip code)
executive offices)

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

Yes  [X]   No  [  ]

The number of shares outstanding of the registrant’s common stock, as of the latest practical date:

Common shares outstanding as of July 31, 2003: 9,931,292

AMBASSADORS GROUP, INC.
FORM 10-Q QUARTERLY REPORT

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets	3
	Consolidated Statements of Operations	4
	Consolidated Statements of Comprehensive Income	5
	Consolidated Statements of Cash Flows	6
	Notes to Consolidated Financial Statements	7-10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18
PART II	OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 6.	Exhibits and Reports on Form 8-K	19
SIGNATURES AND CERTIFICATIONS		20-24

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
AMBASSADORS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2003 and December 31, 2002
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2003	2002
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents (includes $12 of restricted cash)	$40,341	$29,503
Available-for-sale securities	28,742	21,896
Foreign currency exchange contracts	1,928	1,642
Prepaid program costs and expenses	24,362	1,516
Other current assets	104	91

Total current assets	95,477	54,648
Property and equipment, net	1,688	1,914
Deferred tax asset	1,663	1,711
Other assets	70	244

Total assets	$98,898	$58,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,184	$2,662
Accrued expenses	4,861	1,579
Participants’ deposits	47,608	25,901
Deferred tax liability	598	515

Total current liabilities	63,251	30,657
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 9,917,216 and 9,877,702 shares issued and outstanding	99	99
Additional paid-in capital	16,121	15,808
Retained earnings	18,101	10,798
Accumulated other comprehensive income	1,326	1,155

Total stockholders’ equity	35,647	27,860

Total liabilities and stockholders’ equity	$98,898	$58,517

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three and six months ended June 30, 2003 and 2002
(in thousands, except per share amounts)

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues	$19,221	$18,033	$18,184	$17,367

Operating expenses:
Selling and tour promotion	6,477	5,620	3,572	3,240
General and administrative	2,168	2,299	1,214	1,186

	8,645	7,919	4,786	4,426

Operating income	10,576	10,114	13,398	12,941

Other income:
Interest and dividend income	489	529	267	337

Income before income taxes	11,065	10,643	13,665	13,278
Income tax provision	3,762	3,565	4,646	4,435

Net income	$7,303	$7,078	$9,019	$8,843

Net income per share - basic	$0.74	$0.72	$0.91	$0.90

Weighted-average common shares outstanding - basic	9,889	9,824	9,897	9,831

Net income per share - diluted	$0.73	$0.70	$0.90	$0.88

Weighted-average common shares outstanding - diluted	10,046	10,114	10,069	10,093

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the three and six months ended June 30, 2003 and 2002
(in thousands)

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net Income	$7,303	$7,078	$9,019	$8,843
Unrealized gain (loss) on foreign currency exchange contracts, net of income tax (provision) benefit of $(97), $(381), $188, and $(312)	188	710	(364)	531
Unrealized loss on available-for-sale securities, net of income tax benefit of $14	(17)	—	—	—

Comprehensive income	$7,474	$7,788	$8,655	$9,374

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended June 30, 2003 and 2002
(in thousands)

	2003	2002

Cash flows from operating activities:
Net income	$7,303	$7,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	538	387
Deferred income tax provision	48	—
Change in assets and liabilities:
Prepaid program costs and expenses	(22,846)	(16,035)
Accounts payable and accrued expenses	10,804	11,409
Participants’ deposits	21,707	24,362
Other current assets	(13)	(160)

Net cash provided by operating activities	17,541	27,041

Cash flows from investing activities:
Purchase of other investments	—	(2)
Purchase of property and equipment	(138)	(26)
Purchase of available-for-sale securities	(19,109)	(21,770)
Proceeds from sale or maturities of available-for-sale securities	12,231	19,262

Net cash used in investing activities	(7,016)	(2,536)

Cash flows from financing activities:
Proceeds from exercise of stock options	313	100
Net dividend to Ambassadors (former parent)	—	(20,493)
Contribution from Ambassadors (former parent)	—	10,400

Net cash provided by (used in) financing activities	313	(9,993)

Net increase in cash and cash equivalents	10,838	14,512
Cash and cash equivalents, beginning of period	29,503	16,530

Cash and cash equivalents, end of period	$40,341	$31,042

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF CONSOLIDATION:

Ambassadors Group, Inc., (“Company” or “Group”) is a leading educational travel company that organizes and promotes international and domestic programs for students, athletes, and professionals (delegates). These programs provide opportunities for grade school, junior, and senior high school students to visit foreign and domestic destinations to learn about the history, government, economy and culture of such areas, as well as for junior and senior high school athletes to participate in international sports challenges. The Company’s professional programs emphasize meetings and seminars between participants and persons in similar professions abroad.

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

Beginning February 28, 2002, Group has operated as an independent stand-alone company. Prior to February 28, 2002, Group was a wholly owned subsidiary of Ambassadors.

On January 25, 2002, the Board of Directors of Ambassadors approved the distribution of all of the Company’s common stock to Ambassadors’ stockholders (the spin-off). The Ambassadors board of directors declared a dividend of the Company’s common stock to the Ambassadors’ stockholders of record on February 4, 2002. The dividend was distributed after the close of business on February 28, 2002, in the amount of one share of the Company’s common stock for each outstanding share of Ambassadors common stock. The distribution of common stock was intended to be tax-free to the Company and to its stockholders, and Ambassadors received a favorable Internal Revenue Service private letter ruling to that effect. The trading of the common stock of the Company on the Nasdaq National Market began on March 1, 2002, under the ticker symbol “EPAX.” Prior to February 28, 2002, the Company comprised the operations of the former Education Group segment of Ambassadors.

In anticipation of the spin-off transaction, the Company’s common stock was split in April 2001 and February 2002 and 9,813,140 shares became issued and outstanding. Shares outstanding have been retroactively adjusted for the stock split.

Prior to the spin-off from Ambassadors, the Company transferred cash to Ambassadors as a dividend. Additionally, prior to the spin-off, Ambassadors funded business acquisitions and certain working capital requirements of the Company, and has not charged any interest on these advances. These transactions have been recorded as contributions from the parent company. In connection with the spin-off, Group entered into agreements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

with Ambassadors that separated the Company’s business operations from Ambassadors. These agreements also govern ongoing relationships. During 2002, prior to its spin-off from Ambassadors and pursuant to the Master Separation and Distribution Agreement, the Company paid to Ambassadors a cash dividend approximating $2.08 per outstanding share. Ambassadors also contributed to the Company a capital contribution approximating $10.4 million.

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

The consolidated financial statements, for the period from January 1, 2002, through February 28, 2002, have been carved out from the consolidated financial statements of Ambassadors using the historical operating results and historical bases of the assets and liabilities of Ambassadors’ business, which the Company comprised. Accordingly, the historical financial information presented herein does not necessarily reflect what the Company’s financial position, operating results and cash flows would have been had the Company been a separate, stand-alone entity during the periods presented.

The consolidated financial statements include certain costs incurred by Ambassadors, which have been allocated to the Company through February 28, 2002, the date of the spin-off. These costs are primarily corporate personnel, finance, travel, marketing and other general and administrative costs. The costs have been allocated to the Company primarily based on headcount or revenues of the Company relative to the total consolidated headcount or revenues of Ambassadors. Management believes the cost allocations are reasonable within the consolidated parent company. If the Company operated as a separate entity without Ambassadors, management believes that these expenses would have increased due to increased costs associated with being a stand-alone public company and the additional personnel costs, marketing costs, and other general and administrative costs associated therewith. Management believes that these expenses would have increased on an unaudited, proforma basis by approximately $171,000 for the two months ended February 28, 2002.

The Company has a single operating segment consisting of the educational travel and sports programs for students, athletes and professionals. These programs have similar economic characteristics, offer comparable products to participants, and utilize similar processes for program marketing.

Certain prior year amounts have been reclassified to conform with current year financial statement presentation. These reclassifications had no impact on previously reported net income, cash flows or stockholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.	INCOME PER SHARE:

Net income per share - basic is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Net income per share - diluted is computed by increasing the weighted-average number of common shares outstanding by the additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

The following table presents a reconciliation of basic and diluted earnings per share (EPS) computations (in thousands, except per share amounts):

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Numerator:
Net income for basic and diluted earnings per share	$7,303	$7,078	$9,019	$8,843

Denominator:
Weighted-average shares outstanding -basic	9,889	9,824	9,897	9,831
Effect of dilutive common stock options	157	290	172	262

Weighted-average shares outstanding - diluted	10,046	10,114	10,069	10,093

Net income per share - basic	$0.74	$0.72	$0.91	$0.90
Net income per share - diluted	$0.73	$0.70	$0.90	$0.88

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.	STOCK INCENTIVE PLAN:

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123” (FAS 148). This statement amends SFAS No. 123 “Accounting for Stock Based Compensation” (FAS 123) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure requirements of FAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements.

The Company has adopted the disclosure-only provisions of SFAS No. 123 and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” Accordingly, no compensation expense has been recognized in the three or six-month periods ended June 30, 2003 and 2002, for unexercised options related to the stock option plan. Had compensation cost for the Company’s stock option plan been determined based on fair value at the grant dates under the plan consistent with the method of SFAS No. 123, the Company’s net income and net income per share amounts for the three and six month periods ended June 30, 2003 and 2002, would have been changed to the pro forma amounts indicated below (in thousands, except per share data):

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income as reported	$7,303	$7,078	$9,019	$8,843
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	196	290	101	218

Pro forma net income	$7,107	$6,788	$8,918	$8,625

Pro forma net income per share - basic	$0.72	$0.69	$0.90	$0.88

Pro forma net income per share - diluted	$0.71	$0.67	$0.89	$0.85

The Company is currently considering the adoption of the fair value based method of accounting for stock-based compensation.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements regarding the Company’s actual and expected financial performance, the reasons for variances between quarter-to-quarter results. Forward-looking statements, which are included per the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995, may involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results and performance in future periods to be materially different from any future results or performance suggested by the forward-looking statements in this report. Such forward-looking statements speak only as of the date of this report, and are subject to risks including: the consequences of the war with Iraq, conflict in the Middle East, periods of international unrest, the outbreak of disease, changes in the direct-mail environment, changes in conditions in the travel industry, changes in economic conditions and changes in the competitive environment. The Company expressly disclaims any obligation to provide public updates or revisions to any forward-looking statements found herein to reflect any changes in Company expectations or any change in events. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. For a more complete discussion of these and other factors, please refer to the Company’s Annual Report for the year ended December 31, 2002 on Form 10-K filed on March 21, 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates estimates, including those related to cash and cash equivalents, available-for-sale securities, intangible assets, income taxes, derivative financial instruments, and contingencies on an ongoing basis. Management bases these estimates on historical experience and on other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of critical accounting policies and related judgment and estimates that affect the preparation of the consolidated financial statements is set forth in the Annual Report on Form 10-K for the year ended December 31, 2002.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2003, TO THE THREE MONTHS ENDED JUNE 30, 2002

GROSS PROGRAM RECEIPTS

Gross program receipts increased to $53.7 million in the second quarter ended June 30, 2003, from $49.5 million in the second quarter ended June 30, 2002. The $4.2 million increase is due primarily to an increase in the number of delegates traveling to over 11,500 delegates in the second quarter of 2003 compared to approximately 11,000 traveling in the second quarter of 2002.

NET REVENUE

Net revenue was $18.2 million in the second quarter ended June 30, 2003, compared to $17.4 million in the second quarter ended June 30, 2002, an increase of $0.8 million. The increase is attributed to traveling more delegates as stated above. Gross margin (revenue as a percentage of gross program receipts) decreased slightly to 34 percent in the second quarter of 2003 as compared to a 35 percent gross margin in the second quarter of 2002. This decrease is primarily the result of a weakened U.S. dollar against the currencies the Company pays foreign suppliers in, including the Euro, Australian dollar and British pound. For further hedging information, please refer to the Company’s Foreign Currency; Hedging Policy on page 17.

SELLING AND TOUR PROMOTION EXPENSES

The Company’s policy is to expense all selling and tour promotion costs as they are incurred.

Selling and tour promotion expenses increased to $3.6 million in the second quarter ended June 30, 2003, from $3.2 million in the comparable quarter of 2002. The $0.4 million increase in expenses is primarily due to traveling additional delegates resulting in increased staffing costs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses during the second quarter ended June 30, 2003 and 2002, remained comparable at $1.2 million.

OPERATING INCOME

Operating income was $13.4 million in the second quarter ended June 30, 2003, and $12.9 million in the comparable quarter of 2002. The $0.5 million increase in operating income is the result of changes described above.

OTHER INCOME

Other income consists primarily of interest income generated by cash, cash equivalents and available-for-sale securities. As of June 30, 2003, the Company had $69.1 million in cash, cash equivalents and available-for-sale securities compared to $56.8 million at June 30, 2002. Although cash and cash equivalents and available-for-sale securities increased by $12.3 million, interest income realized during these quarters was comparable at $0.3 million due to lower rates of return during the quarter ended June 30, 2003.

INCOME BEFORE INCOME TAX PROVISION

Income before income tax provision was $13.7 million in the second quarter ended June 30, 2003, and $13.3 million in the comparable quarter ended 2002. The $0.4 million increase is the result of the changes described above.

INCOME TAX PROVISION

The Company recorded an income tax provision of approximately $4.6 million for the second quarter ended June 30, 2003, and $4.4 million for the comparable quarter of 2002. The income tax provision has been recorded based upon the estimated annual effective income tax rate applied to the pre-tax income.

NET INCOME

Net income was $9.0 million in the second quarter ended June 30, 2003, compared to $8.8 million in the second quarter ended June 30, 2002. The $0.2 million increase is the result of the changes described above.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2003, TO THE SIX MONTHS ENDED JUNE 30, 2002

GROSS PROGRAM RECEIPTS

Gross program receipts were $56.3 million for the six months ended June 30, 2003, compared to $51.8 million for the six months ended June 30, 2002. The number of delegates traveling during the first six months of 2003 and 2002 was approximately 12,000 and 11,600, respectively. The increase in the number of delegates, as well as increases in program tuition resulted in the $4.5 million increase in gross program receipts.

NET REVENUE

Net revenue was $19.2 million and $18.0 million for the six months ended June 30, 2003 and 2002, respectively. The increase is attributed to an increase in the number of delegates traveled as stated above. Gross margin (revenue as a percentage of gross program receipts) decreased slightly to 34 percent in the six months ended June 30, 2003, as compared to a 35 percent gross margin in the six months ended June 30, 2002. This decrease is primarily the result of a weakened U.S. dollar against the currencies the Company pays foreign suppliers in, including the Euro, Australian dollar and British pound. For further hedging information, please refer to the Company’s Foreign Currency; Hedging Policy on page 17.

SELLING AND TOUR PROMOTION EXPENSES

The Company’s policy is to expense all selling and tour promotion costs as they are incurred.

Selling and tour promotion expenses increased to $6.5 million for the six months ended June 30, 2003, from $5.6 million in the comparable period of 2002. The $0.9 million increase in expenses is primarily due to traveling additional delegates resulting in increased staffing and marketing costs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the six months ended June 30, 2003 and 2002, remained comparable at $2.2 million and $2.3 million, respectively.

OPERATING INCOME

Operating income was $10.6 million and $10.1 million in the six months ended June 30, 2003 and 2002, respectively. The $0.5 million operating income increase is the result of changes described above.

OTHER INCOME

Other income consists primarily of interest income generated by cash, cash equivalents and available-for-sale securities. As of June 30, 2003, the Company had $69.1 million in cash, cash equivalents and available-for-sale securities compared to $56.8 million at June 30, 2002. Although cash and cash equivalents and available-for-sale securities increased by $12.3 million, interest income realized during the six months ended June 30, 2003 and 2002, was comparable at $0.5 million due to lower rates of return during the six months ended June 30, 2003.

INCOME BEFORE INCOME TAX PROVISION

Income before income tax provision was $11.1 million in the six months ended June 30, 2003, in comparison to $10.6 million in the six months ended June 30, 2002. The $0.5 million increase is the result of changes described above.

INCOME TAX PROVISION

The Company has recorded an income tax provision of approximately $3.8 million and $3.6 million for the first six months of 2003 and 2002, respectively. The income tax provision has been recorded based upon the estimated annual effective income tax rate applied to the pre-tax income.

NET INCOME

Net income was $7.3 million in the six months ended June 30, 2003, compared to $7.1 million in the six months ended June 30, 2002. The net income increase of $0.2 million is the result of changes described above.

SEASONALITY

The Company’s businesses are highly seasonal. The Company recognizes gross program receipts, revenues and program pass-through expenses upon the departure of the program participants. The majority of the Company’s travel programs are scheduled during June through August of each year, and the Company anticipates that this trend will continue for the foreseeable future. Substantially all of the Company’s operating income is generated in this period, which historically has offset the operating losses incurred during the rest of the year. The Company’s annual results and cash flows would be adversely affected if the Company’s revenues were to be substantially below seasonal norms during the second and third quarters of the year. For a more complete discussion of these and other factors, please refer to the Company’s Annual Report for the year ended December 31, 2002, on Form 10-K filed on March 21, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s business is not capital-intensive. However, the Company does retain funds for operating purposes in order to conduct sales and marketing efforts for future programs and to facilitate acquisitions of other companies.

Net cash provided by operations for the six-month periods ended June 30, 2003 and 2002, was $17.5 million and $27.0 million, respectively. The decrease of $9.5 million in cash flow from operations primarily relates to a $6.8 million increase in net cash spent toward prepaid program costs during the first six months of 2003 in comparison to the same period of 2002, as well as a reduction in participants’ deposits of $2.7 million for the six months ended June 30, 2003, compared to the six months ended June 30, 2002.

Net cash used in investing activities for the six-month periods ended June 30, 2003 and 2002, was $7.0 million and $2.5 million, respectively. The $4.5 million increase in cash used was primarily related to net activities with the sale or maturity and purchase of available-for-sale securities.

Net cash provided by (used in) financing activities for the six-month period ended June 30, 2003 and 2002, was $0.3 million and $(10.0) million, respectively. During the first six months of 2002, concurrent with the spin-off in February 2002, the Company paid a net dividend to Ambassadors of approximately $10.0 million. As the Company has been a separate entity effective March 1, 2002, forward, no such activities occurred in the first six months of 2003.

The Company does not have any material capital expenditure commitments for 2003. In connection with the spin-off, Ambassadors has agreed to provide a credit facility to the Company for up to $20.0 million for on-going operations and potential acquisition needs through August 2003. As of June 30, 2003, the Company has not drawn upon the Ambassadors credit facility. For a more complete discussion of these and other factors, please refer to the Company’s Form 10-K filed on March 21, 2003.

At June 30, 2003, the Company had $69.1 million of cash, cash equivalents, and available-for-sale securities, including program participant funds of $47.6 million. Under the Company’s cancellation policy, a program participant may be entitled to a refund of a portion of his or her deposit, less certain charges, depending on the time of cancellation. Should a greater number of participants cancel their travel in comparison to that which is customary, due to circumstances such as international or domestic unrest, terrorism, or general economic downturn, the Company’s cash balances could be significantly reduced. Cash balances could also be reduced significantly if the financial institutions, which held balances beyond that federally insured, were to become insolvent.

The Company is continuing to pursue further acquisitions of related travel businesses that may require the use of cash and cash equivalents. No such acquisitions are currently pending and no assurance can be given that definitive agreements for any such acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to the Company.

Management believes that existing cash and cash equivalents and cash flows from operations will be sufficient to fund the Company’s anticipated operating needs, capital expenditures, and acquisitions through the next twelve months of operation.

TRENDS AND UNCERTAINTIES

The results of operations and financial position of the Company’s business may be effected by a number of trends or uncertainties that have, or the Company reasonably expects could have, a material impact on income from continuing operations, cash flows as well as balance sheet. Such trends and uncertainties include: the repercussions of war with Iraq or terrorist acts, and the impact of the SARS epidemic. Furthermore, the war with Iraq has affected and will continue to affect the travel industry, as well as the markets in which the Company operates. The potential and long-term effects of the war with Iraq, conflict in the Middle East, and the SARS epidemic are uncertain for the Company’s customers, the market for the Company’s common stock, the markets for the Company’s services, the strength of the U.S. dollar and the U.S. economy. The consequences of such trends or events are unpredictable and the Company is not currently able to determine whether the impact will be material or highly material on the Company’s business, financial condition, cash flows and results of operations.

FOREIGN CURRENCY; HEDGING POLICY

A majority of the Company’s travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, the Company is exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. The Company hedges against a significant portion of these foreign currency risks with less than two years’ maturity. However, the risk of foreign currency exchange rate fluctuation still exists for unhedged payments. If the exchange rate fluctuations became unfavorable relative to the dollar, there is a risk that the Company’s gross margins could decline. The Company uses forward contracts that allow the Company to acquire the foreign currency at a fixed price for a specified period of time. Some of the Company’s forward contracts include a synthetic component if a pre-determined trigger occurs during the term of the contract. All of the Company’s derivatives are designated as cash-flow hedges of forecasted transactions.

The Company accounts for these foreign-exchange contracts and options in accordance with the provisions of Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities.” The statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For qualifying cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to a forecasted transaction, changes in the fair value of the derivative instrument are reported in other comprehensive income. The gains and losses on the derivative instruments that are reported in other comprehensive income are reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges is recognized in current period earnings. Unrealized gains and losses on foreign currency exchange contracts that are not qualifying cash-flow hedges as defined by SFAS 133 are recorded in the statement of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of the Company’s travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, the Company is exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. The Company has a program to provide a hedge against certain of these foreign currency risks with less than two years’ maturity. Currently, the U.S. dollar has significantly weakened against the major currencies that the Company pays most foreign suppliers including the Euro dollar, British pound, Australian dollar and New Zealand dollar. If the U.S. dollar continues to weaken against these four major currencies, the Company faces increased costs to travel a delegate abroad and therefore increased pressure on the gross margin (revenue as a percentage of gross program receipts). The Company is not able to determine whether the impact of the weakening U.S. dollar will be material on the Company’s business, financial condition, cash flows and results of operations.

Item 4. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures. As of June 30, 2003, the end of the period covered by this report, the Company’s chief executive officer and its chief financial officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information the Company must disclose in its report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in internal control over financial reporting. In the three months ended, June 30, 2003, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II
OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders of registrant on May 16, 2003, the following matters were voted upon:

(a)	Election of Directors:

Nominee	Votes For	Votes Withheld

James L. Easton	7,976,591	22,420
John A. Ueberroth	7,955,991	43,020
Joseph J. Ueberroth	6,490,092	1,508,919

(b)	Ratification of PricewaterhouseCoopers LLP as registrant’s independent accountants for the year ending December 31, 2003:

Votes For	Votes Against	Abstentions

7,921,641	76,945	425

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31.1 Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

(1)	The Company filed a report on Form 8-K on April 23, 2003, in connection with the dissemination of an earnings release*.

(2)	The Company filed a report on Form 8-K on July 23, 2003, in connection with the dissemination of an earnings release*.

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

AMBASSADORS GROUP, INC.

Date: August 13, 2003	By:	/s/ Margaret M. Sestero

Margaret M. Sestero
Chief Financial Officer