Form 10-Q
period 2003-09-30
AMBASSADORS GROUP INC
filed 2003-11-13
CIK 1162315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

OR

[ ]	TRANSITION report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission file number 0-33347

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

Yes [X]   No[  ]

The number of shares outstanding of the registrant’s common stock, as of the latest practical date:

Common shares outstanding as of October 31, 2003: 9, 973, 983

AMBASSADORS GROUP, INC.
FORM 10 - Q QUARTERLY REPORT

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

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
AMBASSADORS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2003, and December 31, 2002
(in thousands, except share and per share amounts)

	September 30,
	2003	December 31,
	(Unaudited)	2002

ASSETS
Current assets:
Cash and cash equivalents (includes $12 of restricted cash)	$19,659	$29,503
Available-for-sale securities	30,334	21,896
Foreign currency exchange contracts	1,522	1,642
Prepaid program costs and expenses	2,833	1,516
Other current assets	163	91

Total current assets	54,511	54,648
Property and equipment, net	1,815	1,914
Deferred tax asset	1,641	1,711
Other assets	83	244

Total assets	$58,050	$58,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,941	$2,662
Accrued expenses	4,933	1,579
Participants’ deposits	7,972	25,901
Deferred tax liability	449	515

Total current liabilities	16,295	30,657

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 9,949,305 and 9,877,702 shares issued and outstanding	99	99
Additional paid-in capital	16,375	15,808
Retained earnings	24,243	10,798
Accumulated other comprehensive income	1,038	1,155

Total stockholders’ equity	41,755	27,860

Total liabilities and stockholders’ equity	$58,050	$58,517

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three and nine months ended September 30, 2003, and 2002
(in thousands, except per share amounts)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues	$35,452	$34,317	$16,231	$16,284

Operating expenses:
Selling and tour promotion	12,769	10,834	6,293	5,214
General and administrative	2,979	3,373	811	1,074

	15,748	14,207	7,104	6,288

Operating income	19,704	20,110	9,127	9,996

Other income:
Interest and dividend income	667	812	177	283

Income before income taxes	20,371	20,922	9,304	10,279
Income tax provision	6,926	7,113	3,163	3,548

Net income	$13,445	$13,809	$6,141	$6,731

Net income per share - basic	$1.36	$1.40	$0.62	$0.68

Weighted-average common shares outstanding - basic	9,905	9,829	9,936	9,839

Net income per share - diluted	$1.33	$1.37	$0.60	$0.67

Weighted-average common shares outstanding - diluted	10,112	10,086	10,220	10,000

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the three and nine months ended September 30, 2003, and 2002
(in thousands)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net Income	$13,445	$13,809	$6,141	$6,731
Unrealized gain (loss) on foreign currency exchange contracts, net of income tax (provision) benefit of $41, $(269), $138, and $112	(80)	520	(268)	(190)
Unrealized loss on available-for-sale securities, net of income tax benefit of $24 and $11	(37)	—	(20)	—

Comprehensive income	$13,328	$14,329	$5,853	$6,541

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30, 2003, and 2002
(in thousands)

	2003	2002

Cash flows from operating activities:
Net income	$13,445	$13,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	725	582
Deferred income tax provision	70	—
Change in assets and liabilities:
Prepaid program costs and expenses	(1,317)	(332)
Accounts payable and accrued expenses	3,633	3,233
Participants’ deposits	(17,929)	(8,955)
Other current assets	(72)	13

Net cash (used in) provided by operating activities	(1,445)	8,350

Cash flows from investing activities:
Purchase of other investments	(13)	(2)
Purchase of property and equipment	(453)	(104)
Purchase of available-for-sale securities	(29,457)	(25,264)
Proceeds from sale or maturities of available-for-sale securities	20,957	24,511

Net cash used in investing activities	(8,966)	(859)

Cash flows from financing activities:
Proceeds from exercise of stock options	567	122
Net dividend to Ambassadors (former parent)	—	(20,493)
Contribution from Ambassadors (former parent)	—	10,400

Net cash provided by (used in) financing activities	567	(9,971)

Net decrease in cash and cash equivalents	(9,844)	(2,480)
Cash and cash equivalents, beginning of period	29,503	16,518

Cash and cash equivalents, end of period	$19,659	$14,038

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF CONSOLIDATION:

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

Prior to the spin-off from Ambassadors, the Company transferred cash to Ambassadors as a dividend. Additionally, prior to the spin-off, Ambassadors funded business acquisitions and certain working capital requirements of the Company, and has not charged any interest on these advances. These transactions have been recorded as contributions from the parent company. In connection with the spin-off, Group entered into agreements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

with Ambassadors that separated the Company’s business operations from Ambassadors. These agreements also govern ongoing relationships. During 2002, prior to its spin-off from Ambassadors and pursuant to the Master Separation and Distribution Agreement, the Company paid to Ambassadors a cash dividend approximating $2.08 per outstanding share. Ambassadors also made a capital contribution to the Company of approximately $10.4 million.

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

The Company has a single operating segment consisting of the educational travel and sports programs for students, athletes and professionals. These programs have similar economic characteristics, offer comparable products to delegates (individuals enrolled in one of the Company’s educational travel programs), and utilize similar processes for program marketing.

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

The following table presents a reconciliation of basic and diluted earnings per share (EPS) computations (in thousands, except per share amounts):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Numerator:
Net income for basic and diluted earnings per share	$13,445	$13,809	$6,141	$6,731

Denominator:
Weighted-average shares outstanding -basic	9,905	9,829	9,936	9,839
Effect of dilutive common stock options	207	257	284	161

Weighted-average shares outstanding - diluted	10,112	10,086	10,220	10,000

Net income per share - basic	$1.36	$1.40	$0.62	$0.68
Net income per share - diluted	$1.33	$1.37	$0.60	$0.67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.	STOCK INCENTIVE PLAN:

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

The Company has adopted the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” Accordingly, no compensation expense has been recognized in the three or nine-month periods ended September 30, 2003 and 2002, for unexercised options related to the stock option plan. Had compensation cost for the Company’s stock option plan been determined based on fair value at the grant dates under the plan consistent with the method of SFAS No. 123, the Company’s net income and net income per share amounts for the three and nine-month periods ended September 30, 2003 and 2002, would have been changed to the pro forma amounts indicated below (in thousands, except per share data):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income as reported	$13,445	$13,809	$6,141	$6,731
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	304	507	108	217

Pro forma net income	$13,141	$13,302	$6,033	$6,514

Pro forma net income per share – basic	$1.33	$1.35	$0.61	$0.66

Pro forma net income per share - diluted	$1.30	$1.32	$0.59	$0.65

The Company does not anticipate adoption of the fair value based method of accounting for stock-based compensation under the current accounting rules.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements regarding the Company’s actual and expected financial performance and the reasons for variances between quarter-to-quarter results. Forward-looking statements, which are included per the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995, may involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results and performance in future periods to be materially different from any future results or performance suggested by the forward-looking statements in this report. Such forward-looking statements speak only as of the date of this report, and are subject to risks including: the consequences of the war with Iraq, conflict in the Middle East, periods of international unrest, the outbreak of disease, changes in the direct-mail environment, changes in conditions in the travel industry, changes in economic conditions and changes in the competitive environment. The Company expressly disclaims any obligation to provide public updates or revisions to any forward-looking statements found herein to reflect any changes in Company expectations or any change in events. Although the Company believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. For a more complete discussion of these and other factors, please refer to the Company’s Annual Report for the year ended December 31, 2002 on Form 10-K filed on March 21, 2003.

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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2003, TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

GROSS PROGRAM RECEIPTS

Gross program receipts increased to $46.8 million in the third quarter ended September 30, 2003, from $41.0 million in the third quarter ended September 30, 2002. The $5.8 million increase was due primarily to an increase in program tuition and to traveling approximately 1,000 more delegates; increasing total delegates traveled to approximately 10,000 in the third quarter of 2003 compared to approximately 9,000 traveling in the third quarter of 2002.

NET REVENUE

Net revenue for the three months ended September 30, 2003 and 2002, was comparable at $16.2 million and $16.3 million, respectively. Gross margin (revenue as a percentage of gross program receipts) decreased to 35 percent in the third quarter of 2003 as compared to a 40 percent gross margin in the third quarter of 2002. The decrease in gross margin of 5 percent primarily resulted from two events. First, a decline the gross margin resulted from a weaker U.S. dollar relative to the currencies in which the Company pays foreign suppliers, including the Euro dollar, Australian dollar, and British pound. In addition, the average travel group size was smaller in the third quarter of 2003 compared to the third quarter of 2002, which negatively affected the gross margin.

SELLING AND TOUR PROMOTION EXPENSES

The Company’s policy is to expense all selling and tour promotion costs as they are incurred.

Selling and tour promotion expenses increased to $6.3 million in the third quarter ended September 30, 2003, from $5.2 million in the comparable quarter of 2002. The $1.1 million increase in expenses is primarily due to increased marketing efforts for programs traveling in 2004 and increased staffing costs due to traveling additional delegates.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased to $0.8 million in the third quarter ended September 30, 2003 from $1.1 million in the comparable quarter of 2002. The $0.3 million decrease in expenses is primarily due to a reduction in estimated liability related to certain professional fees.

OPERATING INCOME

Operating income was $9.1 million in the third quarter ended September 30, 2003, and $10.0 million in the comparable quarter of 2002. The $0.9 million decrease in operating income is the result of changes described above.

OTHER INCOME

Other income consists primarily of interest income generated by cash, cash equivalents and available-for-sale securities. As of September 30, 2003, the Company had $50.0 million in cash, cash equivalents and available-for-sale securities compared to $38.0 million at September 30, 2002. Although cash and cash equivalents and available-for-sale securities increased $12.0 million, interest income realized in the third quarter ended September 30, 2003 was $0.2 million compared to $0.3 million in the comparable quarter of 2002. The decrease in interest income is due to lower rates of return during the quarter ended September 30, 2003, of approximately 1.2 percent as compared to approximately 2.2 percent during the quarter ended September 30, 2002.

INCOME BEFORE INCOME TAX PROVISION

Income before income tax provision was $9.3 million in the third quarter ended September 30, 2003, and $10.3 million in the comparable quarter of 2002. The $1.0 million decrease is the result of the changes described above.

INCOME TAX PROVISION

The Company recorded an income tax provision of approximately $3.2 million for the third quarter ended September 30, 2003, and $3.5 million for the comparable quarter of 2002. The income tax provision has been recorded based upon the estimated annual effective income tax rate applied to the pre-tax income. The estimated annual effective income tax rate for the third quarter ended September 30, 2003 and 2002 was 34.0 percent and 34.5 percent, respectively.

NET INCOME

Net income was $6.1 million in the third quarter ended September 30, 2003, compared to $6.7 million in the third quarter ended September 30, 2002. The $0.6 million decrease is the result of the changes described above.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2003, TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

GROSS PROGRAM RECEIPTS

Gross program receipts were $103.1 million for the nine months ended September 30, 2003, compared to $92.8 million for the nine months ended September 30, 2002. The number of delegates traveling during the first nine months of 2003 and 2002 was approximately 22,000 and 20,600, respectively. The $10.3 million increase in gross program receipts was primarily due to an increase in the number of delegates and an increase in program tuitions.

NET REVENUE

Net revenue was $35.5 million and $34.3 million for the nine months ended September 30, 2003 and 2002, respectively. The increase is attributed to an increase in the number of delegates traveled as stated above. Gross margin (revenue as a percentage of gross program receipts) decreased to 34 percent in the nine months ended September 30, 2003, as compared to a 37 percent gross margin in the nine months ended September 30, 2002. The decrease in gross margin of 3 percent primarily resulted from two events. First, a decline in the gross margin resulted from a weaker U.S. dollar relative to the currencies in which the Company pays foreign suppliers, including the Euro dollar, Australian dollar, and British pound. In addition, the average travel group size was smaller in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, which negatively affected the gross margin.

SELLING AND TOUR PROMOTION EXPENSES

The Company’s policy is to expense all selling and tour promotion costs as they are incurred.

Selling and tour promotion expenses increased to $12.8 million for the nine months ended September 30, 2003, from $10.8 million in the comparable period of 2002. The $1.9 million increase in expenses is primarily due to increased marketing efforts for programs traveling in 2004 and increased staffing costs due to traveling additional delegates.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased to $3.0 million for the nine months ended September 30, 2003, from $3.4 million in the comparable period of 2002. The $0.4 million decrease in expenses is primarily due to a reduction in estimated liability related to certain professional fees.

OPERATING INCOME

Operating income was $19.7 million and $20.1 million in the nine months ended September 30, 2003, and 2002, respectively. The $0.4 million operating income decrease is the result of changes described above.

OTHER INCOME

Other income consists primarily of interest income generated by cash, cash equivalents and available-for-sale securities. As of September 30, 2003, the Company had $50.0 million in cash, cash equivalents and available-for-sale securities compared to $38.0 million at September 30, 2002. Although cash and cash equivalents and available-for-sale securities increased $12.0 million, interest income realized during the nine months ended September 30, 2003 was $0.7 million compared to $0.8 million during the same period of 2002. The decrease in interest income is due to lower rates of return during the nine months ended September 30, 2003, of approximately 1.7 percent as compared to approximately 2.4 percent during the nine months ended September 30, 2002.

INCOME BEFORE INCOME TAX PROVISION

Income before income tax provision was $20.4 million in the nine months ended September 30, 2003, in comparison to $20.9 million in the nine months ended September 30, 2002. The $0.5 million decrease is the result of changes described above.

INCOME TAX PROVISION

The Company has recorded an income tax provision of approximately $6.9 million and $7.1 million for the first nine months of 2003 and 2002, respectively. The income tax provision has been recorded based upon the estimated annual effective income tax rate applied to the pre-tax income. The estimated annual effective income tax rate for the nine months ended September 30, 2003 and 2002 was 34.0 percent.

NET INCOME

Net income was $13.4 million for the nine months ended September 30, 2003, compared to $13.8 million for the nine months ended September 30, 2002. The net income decrease of $0.4 million is the result of changes described above.

SEASONALITY

The Company’s businesses are highly seasonal. The Company recognizes gross program receipts, revenues and program pass-through expenses upon the departure of the delegates. The majority of the Company’s travel programs are scheduled during June through August of each year, and the Company anticipates that this trend will continue for the foreseeable future. Substantially all of the Company’s operating income is generated in this period, which historically has offset the operating losses incurred during the rest of the year. The Company’s annual results and cash flows would be adversely affected if the Company’s revenues were to be substantially below seasonal norms during the second and third quarters of the year. For a more complete discussion of these and other factors, please refer to the Company’s Annual Report for the year ended December 31, 2002, on Form 10-K filed with the Securities and Exchange Commission on March 21, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s business is not capital-intensive. However, the Company does retain funds for operating purposes in order to conduct sales and marketing efforts for future programs and to facilitate acquisitions of other companies.

Net cash (used in) provided by operations for the nine-month periods ended September 30, 2003 and 2002, was $(1.4) million and $8.4 million, respectively. The decrease of $9.8 million in cash flow from operations was primarily due to the timing of receipt of participants’ deposits for future program travel resulting from higher enrollments at December 31, 2002 as compared to December 31, 2001.

Net cash used in investing activities for the nine-month periods ended September 30, 2003 and 2002, was $(9.0) million and $(0.9) million, respectively. The $8.1 million increase in cash used was primarily related to net activities with the sale or maturity and purchase of available-for-sale securities.

Net cash provided by (used in) financing activities for the nine-month period ended September 30, 2003 and 2002, was $0.6 million and $(10.0) million, respectively. During the first nine months of 2002, concurrent with the spin-off in February 2002, the Company paid a net dividend to Ambassadors of approximately $10.0 million. As the Company has been a separate entity effective March 1, 2002, no such activities occurred in the first nine months of 2003.

At September 30, 2003, the Company had $50.0 million of cash, cash equivalents, and available-for-sale securities, including program participant deposits of $8.0 million. Under the Company’s cancellation policy, a program delegate may be entitled to a refund of a portion of his or her deposit, less certain charges, depending on the time of cancellation. Should a greater number of delegates cancel their travel in comparison to that which is customary, due to circumstances such as international or domestic unrest, terrorism, or general economic downturn, the Company’s cash balances could be significantly reduced. Cash balances could also be reduced significantly if the financial institutions, which held balances beyond that federally insured, were to become insolvent.

The Company is continuing to pursue further acquisitions of related travel businesses that may require the use of cash and cash equivalents. No such acquisitions are currently pending and no assurance can be given that definitive agreements for any such acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to the Company.

The Company does not have any material capital expenditure commitments for 2003. Management believes that existing cash and cash equivalents and cash flows from operations will be sufficient to fund the Company’s anticipated operating needs, capital expenditures, and acquisitions through the next 12 months of operation.

TRENDS AND UNCERTAINTIES

The results of operations and financial position of the Company’s business may be affected by a number of trends or uncertainties that have, or the Company reasonably expects could have, a material impact on income from continuing operations and cash flows, as well as the balance sheet. Such trends and uncertainties include: the repercussions of the war with Iraq, possible future terrorist acts, and the residual impact of the SARS epidemic. Furthermore, the war with Iraq has affected and will continue to affect the travel industry, as well as the markets in which the Company operates. The potential and long-term effects of the war with Iraq, conflict in the Middle East, and the SARS epidemic result in uncertainties for the Company’s customers, the market for the Company’s common stock, the markets for the Company’s services, the strength of the U.S. dollar and the U.S. economy. The consequences of such trends or events are unpredictable and the Company is not currently able to determine whether the impact will be material or highly material on the Company’s business, financial condition, cash flows and results of operations.

FOREIGN CURRENCY; HEDGING POLICY

A majority of the Company’s travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, the Company is exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. The Company hedges against a significant portion of these foreign currency risks with less than two years maturity. However, the risk of foreign currency exchange rate fluctuation still exists for unhedged payments. If the exchange rate fluctuations became unfavorable relative to the dollar, there is a risk that the Company’s gross margins could decline. The Company uses forward contracts that allow the Company to acquire the foreign currency at a fixed price for a specified period of time. Some of the Company’s forward contracts may include a synthetic component if a pre-determined trigger occurs during the term of the contract. All of the Company’s derivatives are designated as cash-flow hedges of forecasted transactions.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of the Company’s travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, the Company is exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. The Company has a program to provide a hedge against certain of these foreign currency risks with less than two years maturity. Currently, the U.S. dollar has significantly weakened against the major currencies that the Company pays most foreign suppliers including the Euro dollar, British pound, Australian dollar and New Zealand dollar. If the U.S. dollar continues to weaken against these four major currencies, the Company faces increased costs to travel a delegate abroad and therefore increased pressure on the gross margin (revenue as a percentage of gross program receipts.) The Company is not able to determine whether the impact of the weakening U.S. dollar will be material on the Company’s business, financial condition, cash flows and results of operations.

Item 4. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures: As of September 30, 2003, the end of the period covered by this report, the Company’s chief executive officer and its chief financial officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information the Company must disclose in its report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in internal control over financial reporting: In the three months ended, September 30, 2003, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II
OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K:

(1)	The Company filed a report on Form 8-K on July 23, 2003, in connection with the dissemination of an earnings release*.

(2)	The Company filed a report on Form 8-K on October 23, 2003, in connection with the dissemination of an earnings release*.

(3)	The Company filed a report on Form 8-K on November 12, 2003, in connection with the appointment of a new chief financial officer.

*     Report containing information that is required to be furnished under Item 12 is not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 and the Company is not subject to the liabilities of that section. The Company is not incorporating, and will not incorporate by reference this report into a filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASSADORS GROUP, INC.

Date: November 12, 2003	By:	/s/ Margaret M. Sestero

Margaret M. Sestero
Chief Financial Officer