Form 10-K
period 2003-12-31
AMBASSADORS GROUP INC
filed 2004-03-12
CIK 1162315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 0-33347

Ambassadors Group, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	91-1957010
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Dwight D. Eisenhower Building 110 S. Ferrall Street Spokane, WA

99202
(Address of Principal Executive Offices)	(Zip Code)

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

☒            Yes

☐            No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is an accelerated filer as defined in the Securities and Exchange Act Rule 12b-2.

☒            Yes

☐            No

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based upon the closing sales price of the Common Stock on the Nasdaq Stock Market on June 30, 2003, was $96,665,527. The number of shares of the registrant’s Common Stock outstanding as of February 11, 2004 was 10,016,790.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III.

(This page intentionally left blank)

(This page intentionally left blank)

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K of Ambassadors Group, Inc. (the “Company”), which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements in Item 1., “Business,” and Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding intent, belief or current expectations of the Company or its officers with respect to, among other things, trends in the travel industry, the Company’s business and growth strategies, the Company’s use of technology, the Company’s ability to integrate acquired businesses, and fluctuations in the Company’s  results of operations.

Forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include factors affecting the travel industry generally, competition, the ability of the Company to successfully integrate the operations of existing or acquired companies, and a variety of factors such as war with Iraq, conflict in the Middle East, periods of international unrest, the outbreak of disease, changes in the direct-mail environment, recession, weather conditions and concerns for passenger safety that could cause a decline in travel demand, as well as the risk factors set forth in Item 1. “Business — Risk Factors,” and other factors as may be identified from time to time in the Company’s filings with the Securities and Exchange Commission or in the Company’s press releases.

PART I

Item 1.           Business

OVERVIEW

The business of Ambassadors Group, Inc. (the “Company”) has been active since Ambassadors International, Inc. (“International”) was founded in 1967. Prior to February 28, 2002, the Company was a wholly owned subsidiary of International. Effective February 28, 2002, International completed the spin-off of the Company by virtue of a special stock dividend to International’s stockholders of all of the outstanding shares of the Company that International owned (the “Distribution”). Beginning March 1, 2002, the Company operated as an independent stand-alone company.  Trading of the common stock of the Company on the Nasdaq National Market began on March 1, 2002 under the symbol “EPAX”.

The Company consists of several specialized private-label travel programs, including (i) the “People to People Student Ambassador Programs” (“Student Ambassador Programs”), which provide opportunities for middle school and high school students to visit domestic and foreign destinations to learn about the history, government, economy and culture of such countries, (ii) the “People to People Sports Ambassador Programs” (“Sports Ambassador Programs”), which provide opportunities for middle school and high school athletes to participate in international sports challenges, and (iii) the “People to People Ambassador Programs” (“Professional Ambassador Programs”), which provide foreign travel experiences for professionals, with emphasis on meetings and seminars between participants and persons in similar professions abroad.

Since International’s initial public offering in 1995, the Company has expanded its operations primarily through internal growth and two acquisitions of travel businesses. Since 1983, the Company has organized programs for more than 232,000 students, adults and athletes. The Company’s educational travel programs feature visits abroad including but not limited to Australia, China, France, Germany, Great Britain, Italy and New Zealand. In 2003, more than 23,000 participants traveled on the Company’s programs in more than 35 countries on seven continents.

The Company believes that its association with People to People International (“People to People”) and its 37 years of continuous experience and relationships arising from organizing travel programs have provided the foundation for the Company to develop and maintain strong strategic alliances, including but not limited to those with Yosemite National Institute, Off the Beaten Path LLP, Full On (Europe) Limited, US Tennis Association, the Amateur Athletic Union, USA Volleyball and Swimming, US Soccer, American Youth Soccer Association, and Young American Bowling Alliance.

The Company intends to grow its business internally through marketing enhancements, new programs and strategic alliances, and may make selective acquisitions of and joint agreements with travel and travel-related businesses.

The principal offices of the Company are located in Spokane, Washington.

BUSINESS

The Company organizes and promotes educational travel programs for students, professionals and athletes, principally using the People to People name. People to People International is a private, non-profit organization dedicated to the promotion of world peace through cultural exchange. People to People International was founded by President Dwight D. Eisenhower in 1956 and was originally administered by the U.S. State Department. Eight U.S. Presidents since President Eisenhower have served as honorary chairman of People to People International, including President George W. Bush, who currently holds that position. Mary Eisenhower, the president and chief executive officer of People to People International, also continues her grandfather’s legacy by serving the organization.

The Company has the exclusive right to develop and conduct student programs for kindergarten through high school students using the People to People name. The Company also has the non-exclusive right to develop, market and operate programs for professionals, college students, and athletes using the People to People name; however, at the present time, the Company is the only entity that has been given this right by People to People International. These rights have been granted pursuant to agreements with People to People International, which expire in 2010 and, at the election of the Company, may be extended through 2020.

Student Ambassador Programs

The Company’s Student Ambassador Programs provide an educational opportunity for students in middle school and high school to travel to one or more foreign countries or domestically to learn about the history, government, economy and culture of such countries. The Company markets its Student Ambassador Programs through a combination of direct mail and local informational meetings from August through February. Representatives of the Company review candidate applications and conduct selection interviews throughout the country, after which accepted applicants participate in orientation meetings to prepare for their educational travel program.

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

Programs are designed by the Company’s staff of international planners and researchers to provide an educational and entertaining travel experience by exposing students to the history, government, economy and culture of the country or countries visited. In each country, the Company contracts with program coordinators to provide day-to-day oversight of the programs. Additionally, a local guide trained by the Company accompanies the group throughout the duration of its program. In many instances, the Company also provides students with the opportunity for a home stay (a brief stay with a host family), which gives students a glimpse of daily life in the visited country.

Students who complete certain written assignments and other projects can receive high school and university credit for their participation in the program. Universities recognizing academic credit include, but are not limited to, Stanford University, the University of California, Los Angeles, and Georgetown University. In addition, high school students who successfully complete the program may be eligible to receive Service Learning Credits, which have become a high school graduation requirement in many curricula countrywide.

Sports Ambassador Programs

The Company’s Sports Ambassador Programs provide an opportunity for student athletes in middle school and high school to explore the host country’s culture and to participate in international tournaments with teams from across the world in up to eight different sports. The Company markets its Sports Ambassador Programs through a combination of direct mail and local informational meetings. Interested athletes apply to the program and are interviewed by representatives of the Company, after which the selected athletes are accepted for the program.

Participants in the Sports Ambassador Programs depart during the summer months, June through August, and travel for nine to 14 days. Teams are formed based on gender and age. Most teams comprise athletes from several different states. During a three to four day training camp, all athletes participate in an individual skill assessment, after which rosters are formed to ensure balanced and competitive teams. After the formation of rosters, the rest of the training camp focuses on team practice and fundamentals in preparation for the ensuing tournament competition. In each tournament, the Company contracts with overseas tournament organizers to provide day-to-day oversight of the programs. Additionally, athletes are exposed to international culture through Company-arranged educational excursions.

Athletes who complete certain written assignments and projects can receive high school and university credit for their participation in the program. Universities recognizing academic credit include, but are not limited, to Stanford University, the University of California, Los Angeles, and Georgetown University. All athletes who successfully complete the program are eligible to receive Service Learning Credits, which have become a high school graduation requirement in many curriculums countrywide.

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

The Company believes that its Professional Ambassador Programs provide participants with enriching experiences and deeper understandings of foreign cultures and people than visits arranged independently or through travel agencies. Professional Ambassador Programs operate year-round and are generally designed to provide a specialized adult educational experience. Professional Ambassador Programs travel 10 to 14 days. Unlike travel programs provided by travel agencies, these professional exchanges are intended largely as working programs, with a significant amount of the participant’s time involved in organized meetings, seminars and round-table discussions with their foreign counterparts, visits to major foreign facilities and institutions and informal gatherings with foreign counterparts. Each program is led by a delegation leader chosen by the Company based upon his or her recognition in the field and expertise regarding the special focus of the particular program. Participants in the professional programs may be eligible for continuing education credits as available within their profession.

Other Programs

The Company offers three additional types of programs: Conference Programs, Eisenhower Scholar Programs and Golf Programs. The Conference Programs provide the opportunity for motivated students with academic promise, leadership potential and a desire to serve their communities to travel domestically to exchange ideas with renowned speakers, field- specific experts, professional educators and their peers. This program is specifically designed for students in middle school and high school. In addition to the academic coursework, delegates engage in specially designed team-building and leadership-building exercises.

The Eisenhower Scholar Programs provide university students a unique leadership-building exercises opportunity to study abroad during their semester or quarter breaks. These curriculum-based programs focus on specific areas of study such as international business, medicine, law, diplomacy, humanities, and leadership. Both the Conference and Eisenhower Scholar Programs travel for approximately seven to 18 days and include group discussions, workshops, educational meetings and other social and recreational activities.

The Company markets the Conference and Eisenhower Scholar Programs through a direct mail marketing effort throughout the year. Programs originate from the Company’s internal marketing and research staff, who identify delegation topics, speakers and leaders.  Delegates traveling on these programs may receive transferable high school or university credits as part of the academic program. These programs currently do not generate significant revenues.

People to People Golf Programs build international understanding through the game of golf.  These programs provide delegates with opportunities to experience foreign cultures, delve into history, explore beautiful landscapes and play golf at some of the finest courses in the world.  The Company markets the golf programs through a direct mail marketing effort throughout the year.  These programs currently do not generate significant revenues.

Strategic Alliances

The Company also operates certain specialty travel programs to North American destinations. The Company has entered into an alliance with Yosemite National Institutes, a non-profit organization with operations in Yosemite National Park, Olympic National Park and Golden Gate National Recreation Area. The Company’s agreement with Yosemite National Institutes prescribes the nature, scope and pricing of the travel services provided by Yosemite National Institutes to the Company’s delegates. The agreement with Yosemite National Institutes is exclusive, except that Yosemite National Institutes may conduct its own programs. The Company also has agreements with the Amateur Athletic Union, Young American Bowling Alliance, and American Youth Soccer Organization to offer international travel for its players.  These agreements currently do not generate significant revenues.

The Company has entered into strategic alliances to further introduce innovative, educational travel experiences both internationally and domestically. Such strategic alliances include, but are not limited to, Off the Beaten Path LLP, Students on Ice, and Full On (Europe) Limited.

Service Marks

The Company and its subsidiaries have registered or applied for a variety of service and trademarks, including, but not limited to the names “Venture Into the World,” “Initiative for Understanding,” “Student Ambassador Program,” “People to People Sports Ambassador,” “Eisenhower Scholar,” and “American Ambassador Program.” In addition, the Company has the right, subject to certain exceptions, to use People to People’s name, service mark and logo for use in its marketing. The Company believes that the strength of its service and trademarks is valuable to its business and intends to continue to protect and promote its marks as appropriate. However, the Company believes that its business is not overly dependent upon any trademark or service mark.

Insurance

The Company maintains insurance coverage that it believes is adequate for its business, including but not limited to, professional and general liability insurance. The Company also maintains insurance coverage on its leased real property and personal property on a replacement cost basis. There is no assurance that the insurance maintained by the Company will be adequate in the event of a claim, or that such insurance will continue to be available in the future.

Employees

On December 31, 2003, the Company employed 164 employees, of which 152 were full-time employees. Of the Company’s full-time employees, 149 are located in Spokane, Washington and 3 are located in California. The Company has 113 full-time employees engaged in selling and tour promotion and 39 full-time employees in general and administrative positions. The Company also employs temporary labor on a seasonal basis to assist with its direct marketing efforts in recognition of the fact that the Company’s travel programs are seasonal in nature. None of the Company’s employees are subject to collective bargaining agreements or are represented by a union. The Company believes that its labor relations are good.

BUSINESS STRATEGY

The Company believes that high quality programs and exceptional customer service are and will remain key elements of its success. The Company’s strategy is to maintain quality standards while increasing the volume of business. To grow the business, the Company intends to (i) expand the marketing and travel volume of existing student, sports and conference educational travel programs, (ii) introduce new student, sport and conference travel programs independently and through strategic alliances, (iii) broaden professional travel programs, and (iv) pursue acquisition opportunities.

Expand the Marketing and Travel Volume

U.S. Census data projects that there will be more than 42.5 million people in the 10 to 19 year-old age range by 2006. The Company believes that a large number of qualified students in this age group are not aware of the Company’s youth travel programs. In light of these factors, the Company intends to improve its marketing techniques by targeting additional age groups, making greater use of referrals from teachers, parents and past student travelers, and expanding and refining its extensive databases of potential participants.

Introduce New Programs

The Company continually seeks to develop and introduce additional innovative, educational travel experiences. The Company intends to continue to maintain its contacts with foreign governmental agencies and officials and intends to continue to utilize these and other foreign contacts to organize opportunities for its program delegates that other travel programs do not currently offer. In addition, the Company may develop new youth travel programs organized around common extracurricular activities such as sports, science, nature, and music.

Broaden Professional Travel Programs

According to U.S. Census data, the number of Americans 45 to 74 years old is expected to grow substantially, increasing to more than 95.2 million people in 2006 from 82.8 million people in 2001. This trend is expected to benefit the Company, since this population segment historically has been the most likely to participate in one of the Company’s professional travel programs. In addition, the Company believes that American adults interested in traveling abroad will increasingly seek convenient and unique experiences. Consequently, the Company believes that the opportunity exists to expand its professional educational travel programs by continuing to improve the quality and number of its specialty professional programs and by exploring new country destinations. The Company continues to look for alliances with partners that have strong brand recognition and access to well defined customer segments.

Pursue Acquisition Opportunities

The Company considers the industries encompassed by its business to be large and fragmented, which present attractive acquisition opportunities. The Company believes that the industry’s large size and fragmentation provides an opportunity for acquisitions of businesses that are either compatible with the Company’s current business or represent a developing specialty segment.

COMPETITION

The travel industry and the educational segment within the travel industry are highly competitive. The Company’s youth programs compete with similar educational travel programs operated by other individuals and organizations, as well as independent programs organized and sponsored by local teachers with the assistance of local travel agents. The Company’s sports programs compete with independent organizations, which coordinate and travel already intact teams for international competition. The Company’s professional programs compete with independent professional associations that sponsor and organize their own travel programs through the assistance of local travel agents, and other organizations that design travel programs for adults.

The Company believes that the principal basis of competition in the educational segment of the market is the quality and uniqueness of the educational program offered, customer service, reputation and program cost. The Company believes that its agreements with People to People, as well as its 37 years of experience organizing student and professional educational programs and established relationships with public officials, organizations and residents in countries in which it provides programs, allow the Company to provide an educational opportunity that is not easily duplicated by competitors’ programs.

The Company believes that the barriers to entry are relatively low for any future competitors. Certain organizations engaged in the travel business have substantially greater financial, marketing and sales resources than the Company. There can be no assurance that the Company’s present or future competitors will not exert significant competitive pressures on the Company.

RISK FACTORS

Risks Relating to the Company’s Business

War with Iraq

The war with Iraq has affected and will continue to affect the travel industry, the markets in which the Company operates, and the Company’s operations and profitability. The potential and long-term effects are uncertain for the Company’s customers, the market for the Company’s common stock, the markets for the Company’s services, the strength of the U.S. dollar and the U.S. economy. The Company has experienced increased cancellations for its future travel programs and a weakened U.S. dollar. The negative effect of a weakened U.S. dollar will cost the Company more to travel participants abroad. The repercussions of the war with Iraq are unpredictable and the Company may not be able to foresee events that may have a material adverse affect on the business, financial condition, cash flows and results of operations of the Company.

Terrorism

Terrorist attacks, such as the attacks that occurred on September 11, 2001; the response by the United States; and other acts of violence or war have and will affect the travel industry generally, the markets in which the Company operates, as well as the Company’s operations and profitability. Further terrorist attacks against the United States or U.S. businesses at home and abroad may occur. The September 11 attacks have had a very negative impact on domestic and international air travel and the travel industry in general. As a result, the Company experienced a significant decrease in profitability in 2002. The potential near-term and long-term effects of these attacks are uncertain for the Company’s customers, the market for the Company’s common stock, the markets for our services and the U.S. economy. The consequences of any terrorist attacks, or any armed conflicts including war which may result, are unpredictable, and the Company may not be able to foresee events that could have an adverse affect on its business or operations.

International Operations and Natural Occurrences; Travel Industry

The Company’s operations are subject to special risks inherent in doing business internationally, as substantially all of the Company’s travel programs are conducted outside the United States. Such risks include the adverse effects on operations from war, international and domestic terrorism, civil disturbances, political instability, governmental activities and deprivation of contract rights. Periods of international and domestic unrest have reduced demand for the Company’s travel programs and could have a material adverse effect on the Company’s business and results of operations. Examples of such past events include the attacks on September 11, 2001, the Gulf War in 1991, civil unrest in China in 1989 and the Chernobyl disaster in 1986.

In the past, gross receipts from programs to Europe, the South Pacific (Australia and New Zealand) and China have accounted for a majority of the Company’s gross receipts. The occurrence of any of the events described above or other unforeseen developments in one or more of these regions would have a material adverse effect on the Company. Demand for the Company’s travel programs also may be adversely affected by natural occurrences such as hurricanes, earthquakes, epidemics such as the SARS virus, and flooding in geographic regions in which the Company conducts its travel programs.

The Company’s results of operations will depend upon factors affecting the travel industry in general. The Company’s revenues and earnings are especially sensitive to events that affect domestic and international air travel and the level of hotel reservations. A number of factors, including those mentioned above, a rise in fuel prices or other travel costs, excessive inflation, currency fluctuations, extreme weather conditions and concerns about passenger safety could result in a temporary or longer-term overall decline in demand for the Company’s travel programs. Demand for the Company’s products and services may be significantly affected by the general level of economic activity and employment in the United States and key international markets. Therefore, any significant economic downturn or recession in the United States or these other markets could have a material adverse affect on the business, financial condition, cash flows and results of operations of the Company.

Seasonality; Fluctuations in Quarterly Results

The Company’s businesses are highly seasonal. The Company recognizes gross program receipts, revenues and program pass-through expenses upon the departure of its program delegates. The majority of the Company’s travel programs are scheduled in June and July of each year, and the Company anticipates that this trend will continue for the foreseeable future. Substantially all of the Company’s operating income is generated in this period, which historically has offset the operating losses incurred during the rest of the year. The Company’s annual results would be adversely affected if the Company’s revenues were to be substantially below seasonal norms during the second and third quarters of the year. The Company’s operating results may fluctuate as a result of many factors, including the mix of student, sports, and professional programs and program destinations offered by the Company and its competitors, the introduction and acceptance of new programs and program enhancements by the Company and its competitors, timing of program completions, cancellation rates, competitive conditions in the industry, marketing expenses, extreme weather conditions, international or domestic conflicts, timing of and costs related to acquisitions, changes in relationships with certain travel providers, economic factors and other considerations affecting travel. In addition, the Company records on a quarterly basis realized gains and losses on its forward foreign exchange contracts that do not qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133. As a result of the foregoing, annual or quarterly operating results may be below the expectations of public market analysts and investors. In such event, the price of the common stock could be materially and adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competition

The travel industry in general and the educational segment of the travel industry is highly competitive and has relatively low barriers to entry. The Company competes with other companies that provide similar educational travel programs for students and athletes as well as independent programs organized and sponsored by local teachers and coaches with the assistance of local travel agents. People to People International, under the terms of its agreement with the Company, reserves the right to offer programs to college students for studies abroad and to grant other entities which compete with the Company the right to use the People to People name in connection with People to People’s professional education and sports programs. In general, the Company’s professional travel programs compete with independent professional organizations that sponsor and organize their own travel programs through the assistance of local travel agents, and other organizations that offer travel programs for adults. Some of the Company’s competitors are larger and have greater brand name recognition and financial resources than the Company. There can be no assurance that the Company will be able to compete successfully, and the failure to compete successfully may have a material adverse affect on the business, financial condition, cash flows and results of operations of the Company.

Dependence on “People to People”

The Company’s agreements with People to People International give the Company the exclusive right to develop and conduct programs for kindergarten through high school students using the People to People name, and the non-exclusive right to develop and conduct programs for professionals, college students, and athletes using the People to People name. The Company’s agreements with People to People International, however, allow People to People International to continue to conduct college and professional seminars and internship programs and to develop other sports and professional programs. The People to People International agreements expire in 2010 and, at the election of the Company, may be further extended through 2020. The Company believes that it derives benefit from its ability to market its programs using the People to People name.  If the Company’s agreements with People to People International were terminated or if the Company was unable to use the People to People name to market new programs or destinations, it could have a material adverse affect on the Company’s business, financial condition, cash flows and results of operations.

Dependence on Travel Suppliers

The Company is dependent upon travel suppliers for access to their products and services. Travel suppliers include airlines, hotels, bus lines and other participants in the travel industry. Consistent with industry practices, the Company currently has no long-term agreements with its travel suppliers that obligate such suppliers to sell services or products through the Company on an ongoing basis. Therefore, the Company’s travel suppliers generally can cancel or modify their agreements with the Company upon relatively short notice. In addition, any decline in the quality of travel products and services provided by these suppliers, or a perception by travelers of such a decline, could adversely affect the Company’s reputation. The loss of contracts, changes in the Company’s pricing agreements, commission schedules or incentive override commission arrangements, more restricted access to travel suppliers’ products and services or less favorable public opinion of certain travel suppliers and resulting low demand for the products and services of such travel suppliers could have a material adverse affect on the business, financial condition, cash flows and results of operations of the Company.

Dependence on Key Personnel

The Company’s performance is substantially dependent on the continued services and performances of its senior management and certain other key personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse affect on the Company’s business, financial condition and results of operations. The Company does not have long-term employment agreements with any of its executive officers. The Company’s future success also depends on its ability to identify, attract, hire, train, retain and motivate other highly skilled managerial, marketing and customer service personnel. The failure to retain and attract necessary managerial, marketing and customer service personnel could have a material adverse affect on the Company’s business, financial condition, cash flows and results of operations.

Marketing

The Company’s performance is substantially dependent on effectiveness of its direct marketing efforts including but not limited to direct mail and local informational meetings.  Failure of its marketing efforts or changes in the direct mail environment could have a material adverse affect on the Company’s business, financial condition, cash flows and results of operations. Such changes in the direct mail environment could include, but not be limited to, a threat of disease or bioterrorism within the mail environment and new or different regulatory schemes or changes in costs or services by the United States Postal Service.

Government Regulation and Taxation

Many travel suppliers, particularly airlines, are subject to extensive regulation by federal, state and foreign governments. In addition, the travel industry is subject to certain seller of travel laws of certain states and special taxes by federal, state, local and foreign governments, including hotel bed taxes, car rental taxes, airline excise taxes and airport taxes and fees. New or different regulatory schemes or changes in tax policy could have an adverse impact on the travel industry in general and could have a material adverse affect on the business, financial condition, cash flows and results of operations of the Company.

Fluctuation of Currency Exchange Rates: Increased Costs

Many of the Company’s arrangements with its foreign-based suppliers require payment to be made in foreign currencies. Any decrease in the value of the U.S. dollar in relation to foreign currencies has the effect of increasing the cost of the services to be provided. Since late 1993, the Company generally has purchased forward contracts with less than two years maturity to help manage program costs and hedge against foreign currency valuation increases. While the ability to utilize forward contracts for the delivery of foreign currencies can mitigate the effect of increased program costs and foreign currency exchange fluctuations, there can be no assurance that increased program costs relating to such currency fluctuations will not be substantial in future periods. There can also be no assurance the Company’s hedging strategy will mitigate longer term foreign exchange valuation trends.  The Company’s contract with delegates in its travel programs provides the Company the option of passing along to delegates any increase in program costs resulting from currency fluctuations. Although the Company has exercised this option in the past, there can be no assurance that the Company will be able to increase program prices to offset any such cost increases in the future and any failure to do so could have a material adverse affect on the Company’s business, financial condition, cash flows and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Casualty Losses

Due to the nature of its business, the Company may be subject to liability claims arising out of accidents or disasters causing injury to delegates in its programs, including claims for serious personal injury or death. The Company believes that it has adequate liability insurance for risks arising in the normal course of its business. Although there have been no claims the Company has experienced for which it did not have adequate insurance coverage, there can be no assurance that insurance coverage will be sufficient to cover one or more large claims or that the applicable insurer will be solvent at the time of any covered loss. Further, there can be no assurance that the Company will be able to obtain insurance coverage at acceptable levels and cost in the future. Successful assertion against the Company of one or a series of large uninsured claims, or of one or a series of claims exceeding any insurance coverage, could have a material adverse affect on the Company’s business, financial condition, cash flows and results of operations. See “Business — Insurance.”

Growth, Acquisitions and Alliances

The Company’s performance is dependent on its ability to grow its business and expand the marketing and travel volume of its youth, sports and professional travel programs.  In addition, the Company’s ability to grow is dependent on ability to acquire or enter into strategic alliances.  Failure of growth strategies could have a material adverse affect on the Company’s business, financial condition, cash flows and results of operations.

Control of the Company by Certain Stockholders

As of December 31, 2003, John Ueberroth, Joseph Ueberroth and Peter Ueberroth (all family members) beneficially owned in the aggregate approximately 19 percent of the outstanding shares of the Company’s common stock. Accordingly, they have the ability to exercise effective voting control of the Company, and may elect all of the Company’s directors and be able to determine the outcome of any matter being voted upon by the Company’s stockholders, including any merger, sale of assets or other change in control of the Company. The Ueberroths’ ownership position, together with the antitakeover effects of certain provisions contained in the Company’s Certificate of Incorporation and Bylaws, may have the effect of delaying or preventing a change of control of the Company.

Risks Relating to the Separation of the Company from International

Indemnification of International for Tax Liabilities Incurred in Connection With the Distribution

In connection with the Distribution, the Company and International entered into a tax sharing agreement pursuant to which the Company agreed to indemnify International for certain taxes and similar obligations that it would incur if the Distribution does not qualify for tax-free treatment due to any of the following events:

•                  the acquisition of a controlling interest in the Company stock after the Distribution;

•                  the Company’s failure to continue its business after the Distribution;

•                  a repurchase of the Company stock; or

•                  other acts or omissions by the Company.

International agreed to indemnify the Company for any tax liabilities the Company incurs as a result of its operations and International’s operations prior to the Company’s separation from International. Nevertheless, the Company may be held jointly and severally liable for such liabilities, and it cannot make any assurances that it will be able to recover from International any losses it may suffer. If the Company takes any action or fails to take any action that would cause International’s distribution of the Company’s common stock to be taxable to International, the Company’s financial condition could be seriously harmed.

The Company’s Historical Financial Information May Not Be Representative of Its Results as a Separate Company

The Company’s financial statements, for the year ended December 31, 2001, and for the period January 1, 2002 through February 28, 2002, have been carved out from the consolidated financial statements of International using the historical operating results and historical bases of the assets and liabilities of the International’s business that the Company comprised. Accordingly, the historical financial information of the Company does not necessarily reflect the Company’s financial position, operating results and cash flows as if the Company had been a separate, stand-alone entity during those periods. The Company’s costs and expenses for the year ended December 31, 2001 and the period from January 1, 2002 through February 28, 2002, include allocations from International for centralized corporate services and infrastructure costs, including legal, accounting, insurance, finance and information technology. See “Notes to Consolidated Financial Statements, Note 1.”

These allocations were determined on bases that International and the Company consider to be reasonable reflections of the utilization of services provided to or for the benefit received by the Company. The historical financial information is not necessarily indicative of what the Company’s operating results, financial position and cash flows will be in the future. While the Company has made certain adjustments to its historical financial information, it has not made all of the necessary adjustments to its historical financial information to reflect all significant changes that will occur in its cost structure, funding and operations as a result of its separation from International, including increased costs associated with reduced economies of scale, increased marketing expenses related to building a company brand identity separate from International and increased costs associated with being a publicly-traded, stand-alone company.

Availability of Future Financing

The Company believes that its capital requirements will vary from quarter to quarter, depending on, among other things, capital expenditures, fluctuations in operating results, financing activities, acquisitions, investments and receivables management. The Company believes that its future cash flow from operations will be sufficient to satisfy its working capital, capital expenditure and product development requirements for the foreseeable future. However, the Company may require or choose to obtain additional debt or equity financing in order to finance acquisitions or other investments in its business. Future equity financings would be dilutive to the existing holders of the Company common stock. Future debt financings could involve restrictive covenants. There can be no assurance that the Company will be able to obtain financing with favorable interest rates or that the Company will be able to obtain financing at all.

Company’s Officers and Directors May Have Conflicts of Interest Due to Their Ownership of International Common Stock

Many of the Company’s directors and executive officers own substantial amounts of International common stock and options to purchase International common stock. Ownership of International common stock by the Company’s directors and officers may create, or appear to create, potential conflicts of interest when directors and officers are faced with decisions that could have different implications for International and the Company.

Company’s Directors May Have Conflicts of Interest Due to Their Dual Service as Directors of International

All but two of the Company’s directors also serve as directors (and in one instance an executive officer) of International. Whenever a director of the Company serves as an executive officer or director of another entity such as International, there is the potential for a conflict of interest, in that the fiduciary obligations of an individual to International conflict with the fiduciary obligations to the Company and vice versa. Involvement by these same individuals in the affairs of International specifically creates demands on their time and resources, which may be needed for the Company and its affairs. The Company’s directors resolve all conflicts in accordance with their fiduciary duties and utilize an audit committee to approve all related party transactions as required by Nasdaq Marketplace Rules.

Risks Relating to the Securities Markets and Ownership of the Company Common Stock

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

Item 2.           Properties

The principal executive offices of the Company, consisting of approximately 48,000 square feet, are located in Spokane, Washington, and are occupied pursuant to a lease that expires December 31, 2004. The lease currently provides for monthly rental payments of approximately $37,000. The Company anticipates to renew this lease with terms consistent with the current lease.

The Company also occupies additional office space totaling approximately 11,000 square feet in Spokane, Washington, pursuant to a lease dated October 2, 2000, which expires December 31, 2004. The lease may be extended an additional five years with 120 days advance notice to the landlord. The Company anticipates to renew this lease. Current monthly rent approximates $4,400 per month, with increases specified in the lease.

During 2003, the Company occupied additional space totaling approximately 4,800 square feet in Spokane, Washington, pursuant to a lease dated November 18, 2003. The Company occupies this space primarily for storage of corporate records. The lease currently provides for only annual property tax payments of approximately $3,500. The lease expires concurrent with the corporate office lease on December 31, 2004. The Company anticipates to renew this lease  with the corporate office space lease above.

Management believes that its existing facilities are sufficient to meet its present needs and anticipated needs for the near future. However, additional facilities may be required in connection with future business acquisitions and company growth.

Item 3.           Legal Proceedings

The Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business, the outcome of which the Company believes will not have a material adverse affect on its business, financial condition, cash flows or results of operations.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.           Market for the Registrant’s Common Equity and Related Stockholder Matters

Stock Market and Other Information

The Company’s common stock has been traded on the Nasdaq National Market under the symbol EPAX since March 1, 2002. Prior to March 1, 2002, there was no public trading market for the Company’s equity securities. As of February 11, 2004, the last reported sale price of the Company’s common stock was $22.66.  As of February 11, 2004, there were approximately 34 holders of record of the Company’s Common Stock. This number does not include beneficial owners holding shares through nominee or street name.

The following table sets forth the high and low sale prices of a share of the Company’s Common Stock as reported on the Nasdaq National Market on a quarterly basis for the Company’s fiscal years ended December 31, 2003 and 2002.

	High	Low
Quarter ended March 31, 2003	$13.34	$11.64
Quarter ended June 30, 2003	$15.29	$11.70
Quarter ended September 30, 2003	$18.81	$13.85
Quarter ended December 31, 2003	$24.16	$16.75

Quarter ended March 31, 2002	$15.50	$11.50
Quarter ended June 30, 2002	$16.49	$13.02
Quarter ended September 30, 2002	$15.00	$10.72
Quarter ended December 31, 2002	$15.40	$12.17

Dividend Policy

The Company declared and paid cash dividends to International during the first quarters of 2002, 2001, and 1998.

At the November 2003 meeting, the board of directors initiated a new dividend policy paying common shareholders $0.44 per share annually, distributable at $0.11 per share on a quarterly basis. The Company’s board of directors also declared an initial quarterly dividend payment of $0.11 per share, which was paid on December 8, 2003, to all common shareholders of record on November 24, 2003. On February 24, 2004, the Board of Directors approved a second quarterly dividend payment of $0.11 per share, payable on March 23, 2004, to all common shareholders of record on March 9, 2004.

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

Item 6.           Selected Financial Data

This section presents the Company’s historical financial data which should be read carefully with the financial statements included in this Form 10-K, including the notes to the consolidated financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The statement of operations data for each of the years in the three-year period ended December 31, 2003, and the balance sheet data as of December 31, 2003 and 2002 have been derived from audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the year ending December 31, 2000 and 1999 and the balance sheet data as of December 31, 2001, 2000 and 1999 has been derived from the audited financial statements, which are not included in this Form 10-K. The financial data as of December 31, 2001, 2000 and 1999 and for the years then ended and for the period January 1, 2002 through February 28, 2002, have been carved out from the consolidated financial statements of International using the historical operating results and historical bases of the assets and liabilities of International’s business, which the Company comprised. Historical results are not necessarily indicative of future results.

	December 31,
	2003	2002	2001 (B)	2000	1999
	(in thousands, except per share data)
Statement of Operations data:
Net revenue (A)	$37,665	$36,090	$43,414	$40,322	$26,533
Selling and tour promotion expenses	$18,170	$15,259	$18,392	$19,868	$13,779
General and administrative expenses	$4,930	$5,504	$6,531	$5,125	$3,536
Write-down of intangible assets	$—	$—	$5,937	$—	$—
Operating income	$14,565	$15,327	$12,554	$15,329	$9,218
Net income after tax	$10,154	$10,798	$9,488	$11,056	$6,701
Earnings per share – basic	$1.02	$1.10	$0.97	$1.13	$0.68
Earnings per share – diluted	$1.00	$1.06	$0.97	$1.13	$0.68
Balance sheet data:
Cash, cash equivalents, and available-for-sale securities (C)	$67,525	$51,399	$39,773	$71,543	$39,897
Total assets	$79,321	$58,517	$46,123	$81,142	$49,398
Total stockholders’ equity	$40,809	$27,860	$24,839	$53,554	$34,634
Other key financial measures:
Cash flow from operating activities	$17,255	$21,382	$6,994	$25,386	$9,696
Cash flow from investing activities	$(13,139)	$1,259	$16,683	$(35,399)	$(9,215)
Cash flow from financing activities	$34	$(9,668)	$(37,462)	$7,231	$9,421
Deployable cash (D1)	$32,903	$22,773	$20,493	$45,967	$26,353
Free cash generated (D2)	$13,879	$11,834	$12,324	$13,649	$8,656
Return on adjusted equity (D3)	32%	42%	24%	25%	25%

(A)      Net revenue is a function of gross program receipts less program pass-through expenses. Program pass-through expenses include all direct costs associated with the Company’s programs, including but not limited to costs related to airfare, hotels, meals, ground transportation, guides, professional exchanges and changes in currency exchange rates. Gross program receipts during the years ended December 31, 2003, 2002, 2001, 2000, and 1999, were $108.6 million, $97.1 million, $116.3 million, $107.8 million, and $71.6 million, respectively.

(B)        Excluding the effects of a write-down of intangible assets during the year ended December 31, 2001, operating income, net income after tax, and basic and diluted earnings per share would have been $18.5 million, $13.2 million, and $1.35, respectively.

(C)        Cash and cash equivalents and available-for-sale securities include restricted cash equivalents of a nominal amount for the periods ended December 31, 2003, 2002 and 2001 and the amount of $112,000 for the periods ended December 31, 2000 and 1999.

(D)       See below for reconciliation and description of non-GAAP financial measures.

Non-GAAP Financial Measures:

The Company analyzes its performance on a net income, cash flow, and liquidity basis in accordance with generally accepted accounting principles (GAAP) as well as on a non-GAAP operating, cash flow, and liquidity basis referred to below as “non-GAAP operating results” or “non-GAAP cash flows and liquidity measures”.  These measures and related discussions are presented as supplementary information in this analysis to enhance the readers’ understanding of, and highlight trends in, the Company’s core financial results.  Any non-GAAP financial measure used by the Company should not be considered in isolation or as a substitute for measures of performance or liquidity prepared in accordance with GAAP.

(D1)                    Deployable cash:  Deployable cash is a non-GAAP liquidity measure. Deployable cash is calculated as the sum of cash and cash equivalents, available for sale securities and prepaid program costs and expenses less the sum of accounts payable, accrued expenses and other short-term liabilities (excluding deferred taxes), participant deposits and the current portion of long-term capital lease. Management believes this non-GAAP measure is useful to investors in understanding the cash available to deploy for future business opportunities.

Deployable Cash Reconciliation:

	2003	2002	2001	2000	1999
Cash and cash equivalents and available for sale securities	$67,525	$51,399	$39,773	$71,543	$39,897
Prepaid program costs and expenses	1,608	1,516	1,501	1,006	706
Less: accounts payable	(2,599)	(2,181)	(2,521)	(2,076)	(1,649)
Less: accrued expenses & other short-term liabilities (excluding deferred taxes)	(5,260)	(2,060)	(1,709)	(1,743)	(594)
Less: participant deposits	(28,220)	(25,901)	(16,551)	(22,763)	(12,007)
Less: current portion of long-term capital lease	(151)	—	—	—	—
Total deployable cash at December 31	$32,903	$22,773	$20,493	$45,967	$26,353

(D2)                    Free cash generated:  Free cash generated is a non-GAAP cash flow measure.  Free cash generated is calculated as cash flow from operations less change in participant deposits less purchase of property and equipment.  Management believes this non-GAAP measure is useful to investors in understanding the cash generated within a calendar year for future use in operations. The change in participant deposits is excluded, as the cash related to such deposits is limited in use until travel has occurred.

Free Cash Generated Reconciliation:

	2003	2002	2001	2000	1999
Cash flow from operations as reported	$17,255	$21,382	$6,994	$25,386	$9,696
Change in participant deposits	(2,319)	(9,350)	6,212	(10,756)	(252)
Purchase of property and equipment	(1,057)	(198)	(882)	(981)	(788)
Total free cash generated	$13,879	$11,834	$12,324	$13,649	$8,656

(D3)              Return on adjusted equity:  Return on adjusted equity is a non-GAAP operating result.  Average adjusted equity is calculated as the average of stockholders equity at January 1 less other comprehensive income at January 1 and stockholders equity at December 31 less other comprehensive income at December 31.  Other comprehensive income is excluded from the calculation as it represents the marking to market of certain foreign exchange contracts designated as cash flow hedges.  As management fully intends to use the foreign exchange contracts for their stated purpose the amounts related to the marking to market of these cash flow hedges do not reflect the equity generated from past performance, which has been reinvested in the Company.  Management believes this non-GAAP measure is useful to investors in understanding the performance of equity maintained in the business from past earnings net of any dividends distributed to stockholders.

Return on Adjusted Stockholders’ Equity Reconciliation:

	2003	2002	2001	2000	1999
Stockholders’ equity at January 1, as reported	$27,860	$24,839	$53,554	$34,634	$17,763
Less: other comprehensive income at January 1	1,155	(340)	401	(232)	(182)
Plus: stockholders’ equity at December 31, as reported	40,809	27,860	24,839	53,554	34,634
Less: other comprehensive income at December 31	3,451	1,155	(340)	633	(232)
Average adjusted stockholders’ equity (the sum of the above divided by two)	$32,032	$25,942	$39,166	$43,894	$26,406
Net income	$10,154	$10,798	$9,488	$11,056	$6,701
Return on adjusted equity	32%	42%	24%	25%	25%

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the selected consolidated financial data and the Company’s consolidated financial statements and the notes thereto included in this Report.

General

The Company is a leading educational travel company that organizes and promotes international and domestic programs for students, athletes, and professionals. Youth programs provide opportunities for middle and high school students to learn about the history, government, economy and culture of the foreign and domestic destinations they visit as well as for middle and high school athletes to participate in international sports challenges. The Company’s professional programs emphasize meetings and seminars between delegates and persons in similar professions abroad.

The Company was founded in 1967 and was reincorporated in Delaware in 1995, when it was purchased and consolidated with International. Prior to February 28, 2002 the Company was a wholly owned subsidiary of International. Beginning March 1, 2002, the Company operated as an independent stand-alone company.

On January 25, 2002, the board of directors of International approved the distribution of all of the Company’s common stock to International’s stockholders (the spin-off).  The International Board of Directors declared a dividend of the Company’s common stock to the International’s stockholders of record on February 4, 2002. The dividend was distributed after the close of business on February 28, 2002, in the amount of one share of the Company’s common stock for each outstanding share of International common stock. The distribution of common stock was intended to be tax-free to the Company and to its stockholders, and International received a favorable Internal Revenue Service private letter ruling to that effect.  The trading of the common stock of the Company on the Nasdaq National Market began on March 1, 2002, under the ticker symbol “EPAX.” Prior to February 28, 2002, the Company composed the operations of the former Education Group segment of International.

In anticipation of the spin-off transaction, the Company’s common stock was split in April 2001 and February 2002 and 9,813,140 shares became issued and outstanding. Shares outstanding for the years ended December 31, 2001 and 2000, and as of December 31, 2001, have been retroactively adjusted for the stock split.

The consolidated financial statements include the accounts of Ambassadors Group, Inc., and its wholly owned subsidiaries, Ambassador Programs, Inc., Ambassadors Sports Group, Inc., Ambassadors Specialty Group, Inc., and Ambassadors Unlimited, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements for the year ended December 31, 2001, and for the period January 1, 2002 through February 28, 2002, have been carved out from the consolidated financial statements of International using the historical operating results and historical bases of the assets and liabilities of International’s business, which the Company comprised. Accordingly, the historical financial information presented herein does not necessarily reflect what the Company’s financial position, operating results and cash flows would have been had the Company been a separate, stand-alone entity during the periods presented (see Notes to Consolidated Financial Statements, Note 1).

The Company has a single operating segment consisting of the educational travel and sports programs for students, athletes and professionals. These programs have similar economic characteristics, offer comparable products to delegates, and utilize similar processes for program marketing.

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

The Company’s business is seasonal. The majority of the Company’s travel programs occur in June and July of each year. The Company has historically earned more than 90 percent of its annual revenues in the second and third quarters, which the Company anticipates will continue for the foreseeable future. Historically, these seasonal revenues have more than offset operating losses incurred during the rest of the year. The Company’s annual results would be adversely affected if the Company’s revenues were to be substantially below seasonal norms during these periods. The Company’s operating results may fluctuate as a result of many factors. See “Risk Factors” for further explanation.

The majority of the Company’s programs take place outside the United States and most foreign suppliers require payment in local currency rather than in U.S. dollars. Accordingly, the Company is exposed to foreign currency risks in certain countries as foreign currency exchange rates between those currencies and the U.S. dollar fluctuate. The Company has a program to provide a hedge against certain of these foreign currency risks. The Company uses forward contracts that allow the Company to acquire the foreign currency at a fixed price for a specified period of time. Some of the Company’s forward contracts include a synthetic component if a pre-determined trigger occurs during the term of the contract.

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

	Year Ended December 31,
	2003	2002	2001 (A)	2000	1999
	(% of revenues)
Net revenue	100%	100%	100%	100%	100%
Selling and tour promotion expenses	48	42	42	49	52
General and administrative expenses	13	15	15	13	13
Write-down of intangible assets	—	—	14	—	—
Operating income	39	43	29	38	35
Other income	2	3	5	4	3
Income before tax	41	45	34	42	38
Income tax provision	14	15	12	14	13
Net income	27%	30%	22%	27%	25%

(A)       Excluding the effects of a write-down of intangible assets during the year ended December 31, 2001, the relative percentages of operating income, income before tax, and net income to consolidated revenues would have been 43%, 48%, and 31%, respectively.

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

Gross program receipts increased to $108.6 million for the year ended December 31, 2003 from $97.1 million for the year ended December 31, 2002. The $11.5 million or 12 percent increase is primarily the result of traveling approximately 1,700 additional delegates, which represents an increase of 8.4 percent and approximately a 3.2 percent increase in program tuition. The Company traveled more than 23,000 delegates during 2003 as compared to more than 21,000 delegates during 2002.

Net revenue increased to $37.7 million for the year ended December 31, 2003 from $36.1 million for the year ended December 31, 2002. The $1.6 million or four percent increase is primarily the result of traveling additional delegates. Gross margin (revenue as a percentage of gross program receipts) decreased to 35 percent for the year ended December 31, 2003, as compared to 37 percent for the year ended December 31, 2002. The decrease in gross margin of two percent primarily resulted from two events. First, a decline in the gross margin resulted from a weaker U.S. dollar relative to the currencies in which the Company pays foreign suppliers, including the Euro dollar, Australian dollar, and British pound. Second, the average travel group size was smaller during 2003 compared to 2002 due to higher cancellations because of the war with Iraq and the outbreak of the SARS virus.

The Company’s policy is to expense all selling and tour promotion costs as incurred. Selling and tour promotion expenses increased to $18.2 million from $15.3 million comparing the years ended December 31, 2003 and 2002, respectively. The increase of $2.9 million or 19 percent is primarily the result of $1.3 million of increased marketing efforts  and $0.9 million of personnel costs. The increase in marketing efforts resulted from increased mailings for 2004 travel, shifting the timing of certain mail campaigns, and retention efforts of delegates during the war with Iraq.

General and administrative expenses decreased to $4.9 million for the year ended December 31, 2003 from $5.5 million  for the year ended December 31, 2002. The decrease of $0.6 million or 11 percent is primarily the result of a reduction in estimated liability related to certain general and administrative expenses.

For the year ended December 31, 2003, the Company earned operating income of $14.6 million in comparison to the operating income of $15.3 million  for the year ended December 31, 2002. Changes in operating income from 2002 to 2003 are the result of changes as described above.

Other income consisted primarily of interest income generated by cash, cash equivalents, and available-for-sale securities.   The Company realized interest and dividend income of $0.8 million in the year ended December 31, 2003, compared to $1.1 million in the year ended December 31, 2002. The decrease of realized interest and dividend income is related to lower rates of return. In 2003 and 2002, the average rate of return was 1.3 percent and 2.2 percent, respectively.

For the year ended December 31, 2003, income before income taxes was $15.4 million in comparison to income before income taxes of $16.4 million for the year ended December 31, 2002. Changes in income before income taxes are the result of changes as described above.

The Company incurred an income tax provision of approximately $5.2 million for the year ended December 31, 2003, in comparison to $5.6 million for the year ended December 31, 2002. The income tax provision incurred was based upon the estimated annual effective income tax rate applied to the pre-tax income. The Company’s effective tax rate of 34.0 percent for 2003 was comparable to 34.1 percent for 2002.

Net income decreased to $10.2 million for the year ended December 31, 2003 from $10.8 million for the year ended December 31, 2002. Changes in net income from 2003 to 2002 are the result of changes as described above.

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

Gross program receipts decreased to $97.1 million for the year ended December 31, 2002, from $116.3 million for the year ended December 31, 2001. The $19.2 million or 16 percent decrease is primarily the result of a decrease in traveled delegates. The Company traveled more than 21,000 delegates during 2002 as compared to more than 25,000 delegates during 2001.

Net revenue decreased to $36.1 million for the year ended December 31, 2002 from $43.4 million for the year ended December 31, 2001. This decrease is primarily the result of a decrease in traveled delegates. Gross margins (revenue as a percentage of gross program receipts) remained comparable during the years ended December 31, 2002 and 2001, at 37 percent.

The Company’s policy is to expense all selling and tour promotion costs as incurred. Selling and tour promotion expenses decreased to $15.3 million from $18.4 million comparing the years ended December 31, 2002 and 2001, respectively. The decrease of $3.1 million or 17 percent is primarily the result of personnel cost management controls implemented subsequent to September 11, 2001, including decreased staffing, a wage freeze, salary cuts for members of management and limited hiring throughout 2002, which decreased personnel costs $1.5 million. Cost management controls were also implemented to limit marketing efforts for certain programs during 2002, which resulted in a  $1.0 million cost savings.

General and administrative expenses decreased to $5.5 million for the year ended December 31, 2002, from $6.5 million for the year ended December 31, 2001. The decrease of $1.0 million or 16 percent is also primarily the result of a series of personnel cost management controls of $0.7 million implemented subsequent to September 11, 2001, as discussed in the paragraph above. In addition, other cost controls included limiting professional fees incurred of $0.6 million by the Company.

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

For the year ended December 31, 2002, the Company earned operating income of $15.3 million in comparison to the operating income of $12.6 million for the year ended December 31, 2001. Excluding an impairment charge of $5.9 million during 2001, operating income would have been $18.5 million. Changes in operating income from 2001 to 2002 are the result of changes as described above.

Other income consisted primarily of interest income generated by cash, cash equivalents, and available-for-sale securities.   The Company realized interest and dividend income of $1.1 million for the year ended December 31, 2002, compared to $2.1 million for the year ended December 31, 2001. The decrease of realized interest and dividend income is related to lower rates of return. In 2002 and 2001, the average rate of return was 2.2 percent and 4.7 percent, respectively.

For the year ended December 31, 2002, income before income taxes was $16.4 million in comparison to income before income taxes of $14.7 million for the year ended December 31, 2001. Excluding an impairment charge of $5.9 million during 2001, income before income taxes would have been $20.6 million.  Changes in income before income taxes are the result of changes as described above.

The Company incurred an income tax provision of approximately $5.6 million for the year ended December 31, 2002, in comparison to $5.2 million for the year ended December 31, 2001. The income tax provision incurred was based upon the estimated annual effective income tax rate applied to the pre-tax income. The Company’s effective tax rate of 34.1 percent for 2002 decreased from 35.5 percent for 2001 primarily as a result of a reduction in state income taxes.

Net income increased to $10.8 million for the year ended December 31, 2002 from $9.5 million for the year ended December 31, 2001. Excluding the impairment charge of $5.9 million during 2001, net income would have been $13.2 million during the year ended December 31, 2001. Changes in net income from 2002 to 2001 are the result of changes as described above.

Liquidity and Capital Resources

The Company’s business is not capital intensive. However, the Company does retain funds for operating purposes in order to conduct sales and marketing efforts for future programs.

Net cash provided by operations for years ended December 31, 2003 and 2002 was approximately $17.3 million and $21.4 million, respectively. The decrease of $4.1 million in operating cash flows from the year ending December 31, 2002, to the year ending December 31, 2003, primarily results from two events. First, a decrease of $7.0 million is due to a decrease in cash flows from participant deposits as a result of comparable enrollments at December 31, 2003 and December 31, 2002 versus low enrollments at December 31, 2001 as a result of the terrorist attacks on September 11, 2001.  Second, an increase of $3.4 million is due to a refund of moneys previously paid to a foreign tax authority.

Net cash provided by (used in) investing activities for the years ended December 31, 2003 and 2002 was $(13.1) million and $1.3 million, respectively. The decrease of $14.4 million from the year ended December 31, 2002, to the year ended December 31, 2003 is primarily due to net activities with the sale or maturity and purchase of available-for-sale securities of $13.5 million and the purchase of property and equipment of $0.9 million.

Net cash provided by (used in) financing activities for the years ended December 31, 2003 and 2002, was $34,000 and $(9.7) million, respectively. The increase of $9.7 million in cash from financing activities in the year ended December 31, 2003, is primarily due to activities between the Company and International.  During 2002, concurrent with the spin-off in February 2002 and in accordance with the terms of the Master Separation and Distribution Agreement, there was a calculation made which resulted in additional dividends approximating $20.5 million being paid to International and a capital contribution to the Company approximating $10.4 million from International.  During 2003, there was no activity between the Company and International. In addition, the Company paid a $1.1 million dividend to shareholders in 2003 and proceeds from the exercise of stock options increased $0.7 million for the year ended December 31, 2003.

At December 31, 2003, the Company had approximately $67.5 million of cash, cash equivalents including restricted cash, and available-for-sale securities, which included program participant funds of approximately $28.2 million. At December 31, 2002, the Company had approximately $51.4 million of cash and cash equivalents including restricted cash, and available-for-sale securities, which included program participant funds of $25.9 million. Under the Company’s cancellation policy, a program delegate may be entitled to a refund of a portion of his or her deposit, less certain fees, depending on the time of cancellation. Should a greater number of delegates cancel their travel in comparison to that which is part of the Company’s ongoing operations, due to circumstances such as international or domestic unrest, terrorism, or general economic downturn, the Company’s cash balances could be significantly reduced. Cash balances could also be reduced significantly if the financial institutions, which held balances beyond that federally insured, were to become insolvent.

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

The Company used a significant amount of cash in 2002 toward its dividend payment to International prior to its spin-off. The Company also received a capital contribution from International concurrent with its spin-off. The Company does not have any material capital expenditure commitments for 2004. Management believes that existing cash and cash equivalents and cash flows from operations will be sufficient to fund the Company’s anticipated operating needs, capital expenditures, dividend payments and acquisitions through the next 12 months of operation.

The following table presents the maturities of the Company’s contractual cash obligations as of December 31, 2003 (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years
Operating leases	$1,674	$816	$671	$187
Capital lease	807	164	492	151
Total	$2,481	$980	$1,163	$338

Market Risk

The following table summarizes the financial instruments other than derivative financial instruments held by the Company at December 31, 2003 and 2002, which are sensitive to changes in interest rates. This table presents principal cash flows for available-for-sale securities by contractual maturity date and the related average interest rate and fair value (in thousands):

	December 31, 2003				December 31, 2002
	2004	2005	Total	Fair Value	Total	Fair Value
U.S. govt. and agency obligations	$28,114	$5,758	$33,872	$33,872	$21,896	$21,896
Interest rate	1.39%	1.40%	1.39%	—	2.59%	—

The majority of the Company’s travel programs take place outside the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, the Company is exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. The Company has a program to provide a hedge against certain of these foreign currency risks with less than two years maturity. The Company uses forward contracts, which allow the Company to acquire the foreign currency at a fixed price for a specified period of time. Some of the Company’s forward contracts include a synthetic component if a pre-determined trigger occurs during the term of the contract.

The Company is exposed to credit risk under the foreign currency contracts and options to the extent that the counterparty is unable to perform under the agreement. The fair value of foreign currency exchange contracts is based on quoted market prices and the spot rate of the foreign currencies subject to contracts at year-end.

The table below provides information about the Company’s derivative financial instruments that are sensitive to foreign currency exchange rates. For foreign currency forward exchange agreements, the table presents the notional amounts and weighted average exchange rates. All contracts held as of December 31, 2003, mature in 2004 and 2005. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. None of these contracts is entered into for trading purposes.

At December 31, 2003 and 2002, the Company had outstanding forward contracts as follows (in thousands):

	Notional Amount	U.S. Dollar Average Contractual Exchange Rate

December 31, 2003
Forward contracts (pay $U.S./receive foreign currency):
Australian dollar	12,400	$0.64
British pound	5,650	$1.58
Euro dollar	16,500	$1.12
New Zealand dollar	6,240	$0.55
	40,790

December 31, 2002
Forward contracts (pay $U.S./receive foreign currency):
Australian dollar	5,500	$0.53
Euro dollar	7,600	$0.98
New Zealand dollar	2,500	$0.47
	15,600
Forward contracts with synthetic option (pay $U.S./receive foreign currency):
Australian dollar	8,750	$0.57
British pound	4,300	$1.48
Euro dollar	2,500	$0.97
New Zealand dollar	2,600	$0.46
	18,150

At December 31, 2003 and 2002, the Company had unrealized foreign currency gains associated with these financial instruments of approximately $5.2 million and $1.6 million, respectively.

New Accounting Pronouncements

In August 2001, the FASB approved SFAS 143, Accounting for Asset Retirement Obligations (SFAS 143), which will be effective for the fiscal year beginning January 1, 2003. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted this statement during the first quarter of fiscal 2003. The adoption of SFAS 143 did not have a material impact on our financial condition, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock- Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123” (FAS 148).  This statement amends SFAS No. 123 “Accounting for Stock Based Compensation” (FAS 123) to provide alternative methods of voluntarily transitioning to the fair-value based method of accounting for stock-based employee compensation.  FAS 148 also amends the disclosure requirements of FAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company currently discloses the effects of stock-based employee compensation and does not anticipate adoption of the fair-value based method of accounting for stock-based compensation under the current accounting rules.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 The Company adopted this statement during the second quarter of fiscal 2003. The adoption of SFAS 149 did not have a material impact on our financial condition, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. On November 7, 2003, FASB issued FASB Staff Position No. FAS 150-3 (FSP 150-3), “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” FSP 150-3 deferred certain aspects of FAS 150. The Company adopted this statement during the second quarter of fiscal 2003. The adoption of SFAS 150 and FAS 150-3 did not have a material impact on our financial condition, results of operations or cash flows.

On December 17, 2003, the Staff of the SEC issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The Company adopted this statement during the fourth quarter of fiscal 2003. The adoption of SAB 104 did not have a material impact on our financial condition, results of operations or cash flows.

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

Item 8.           Financial Statements and Supplementary Data

Consolidated Financial Statements: See Part III, Item 15 of this Form 10-K.

Item 9.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)   Evaluation of disclosure controls and procedures: As of December 31, 2003, the end of the period covered by this report, the Company’s chief executive officer and its chief financial officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information the Company must disclose in its report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting: For the fiscal year ended December 31, 2003, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART III

Item 10.      Directors and Executive Officers of the Registrant

The information called for by this item is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2003, for which the Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 14, 2004.

Item 11.      Executive Compensation

The information called for by this item is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2003, for which the Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 14, 2004.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

The information called for by this item is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2003, for which the Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 14, 2004.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,139,000	$11.21	470,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,139,000	$11.21	470,000

Item 13.      Certain Relationships and Related Transactions

The information called for by this item is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2003, for which the Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 14, 2004.

Item 14.      Principal Accountant Fees and Services

The information called for by this item is hereby incorporated by reference from the registrant’s definitive Proxy Statement for the fiscal year ended December 31, 2003, for which the Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 14, 2004

Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

(b) Reports on Form 8-K

(1)       The company filed a report on Form 8-K on October 23, 2003, under Item 12, in connection with the dissemination of an earnings release*.

(2)       The company filed a report on Form 8-K on November 12, 2003, under Item 5, in connection with the appointment of a new chief financial officer.

(3)       The company filed a report on Form 8-K on February 10, 2004, under Item 12, in connection with the dissemination of an earnings release*.

*     Report containing information that is required to be furnished under Item 12 is not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 and the Company is not subject to the liabilities of that section. The Company is not incorporating, and will not incorporate by the reference this report into a filing under the Securities Act or the Exchange Act.

Report of Independent Auditors

To Board of Directors and Stockholders

of Ambassadors Group, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Ambassadors Group, Inc. and its subsidiaries (the Company) at December 31, 2003 and December 31, 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the Consolidated Financial Statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, during the year ended December 31, 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

Portland, Oregon
January 30, 2004

AMBASSADORS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(in thousands, except share and per share data)
Assets
Current Assets:
Cash and cash equivalents (includes $12 of restricted cash)	$33,653	$29,503
Available-for-sale securities	33,872	21,896
Foreign currency exchange contracts	5,209	1,642
Accounts receivable	233	91
Prepaid program costs and expenses	1,608	1,516
Total current assets	74,575	54,648
Property and equipment, net	2,966	1,914
Deferred tax asset	1,664	1,711
Other long-term assets	116	244
Total assets	$79,321	$58,517

Liabilities
Current Liabilities:
Accounts payable	$2,599	$2,181
Accrued expenses	1,836	2,060
Other liabilities	3,424	—
Participants’ deposits	28,220	25,901
Deferred tax liability	1,690	515
Current portion of long-term capital lease	151	—
Total current liabilities	37,920	30,657
Long-term capital lease	592	—
Total liabilities	38,512	30,657
Commitments and contingencies (Notes 3 and 9)
Stockholders’ Equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; authorized, 20,000,000 shares; issued and outstanding, 10,013,967 and 9,877,702 shares for the years ended December 31, 2003 and 2002, respectively	100	99
Additional paid-in capital	17,406	15,808
Retained earnings	19,852	10,798
Accumulated other comprehensive income	3,451	1,155
Total stockholders’ equity	40,809	27,860
Total liabilities and stockholders’ equity	$79,321	$58,517

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)

Revenue	$37,665	$36,090	$43,414
Operating expenses:
Selling and tour promotion	18,170	15,259	18,392
General and administrative	4,930	5,504	6,531
Write-down of intangible assets	—	—	5,937
	23,100	20,763	30,860
Operating income	14,565	15,327	12,554
Other income (expense):
Interest and dividend income	820	1,062	2,099
Realized and unrealized gain on foreign currency exchange contracts and other, net	—	—	55
	820	1,062	2,154
Income before income taxes	15,385	16,389	14,708
Income tax provision	5,231	5,591	5,220
Net income	$10,154	$10,798	$9,488
Earnings per share - basic and diluted:

Net income per share - basic	$1.02	$1.10	$0.97
Weighted-average common shares outstanding - basic	9,923	9,837	9,813
Net income per share - diluted	$1.00	$1.06	$0.97
Weighted-average common shares outstanding - diluted	10,170	10,207	9,813

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Net income	$10,154	$10,798	$9,488
Unrealized gain (loss) on foreign currency exchange contracts, net of income tax (provision) benefit of $(1,213), $(784), and $435	2,354	1,424	(741)
Unrealized gain (loss) on available-for-sale securities, net of income tax (provision) benefit of $35 and $(41)	(58)	71	—
Comprehensive income	$12,450	$12,293	$8,747

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(in thousands)
Balances, December 31, 2000	9,813	$98	$26,099	$26,956	$401	$53,554
Net income	—	—	—	9,488	—	9,488
Distribution from parent company	—	—	(10,469)	—	—	(10,469)
Dividend to parent company	—	—	—	(26,993)	—	(26,993)
Other comprehensive income, net of income taxes	—	—	—	—	(741)	(741)
Balances, December 31, 2001	9,813	98	15,630	9,451	(340)	24,839
Net income	—	—	—	10,798	—	10,798
Stock issued	10	—	77	—	—	77
Stock options exercised	55	1	424	—	—	425
Tax benefit associated with exercise of stock options	—	—	128	—	—	128
Dividend to parent company	—	—	(10,851)	(9,451)	—	(20,302)
Contribution from parent company	—	—	10,400	—	—	10,400
Other comprehensive loss, net of income taxes	—	—	—	—	1,495	1,495
Balances, December 31, 2002	9,878	99	15,808	10,798	1,155	27,860
Net income	—	—	—	10,154	—	10,154
Stock options exercised	136	1	1,146	—	—	1,147
Tax benefit associated with exercise of stock options	—	—	452	—	—	452
Dividend to shareholders	—	—	—	(1,100)	—	(1,100)
Other comprehensive income, net of income taxes	—	—	—	—	2,296	2,296
Balances, December 31, 2003	10,014	$100	$17,406	$19,852	$3,451	$40,809

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Cash flows from operating activities:
Net income	$10,154	$10,798	$9,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	935	775	926
Deferred income tax provision (benefit)	44	157	(1,465)
Write-down of intangible assets	—	—	5,607
Write-down of investments	—	—	330
Loss (gain) on foreign currency exchange contracts	—	—	(36)
Unrealized gain on foreign currency exchange contracts	—	—	(1,565)
Equity in earnings on investment	(33)	—	—
Change in assets and liabilities, net of effects of purchase of subsidiary:
Restricted cash equivalents	—	—	100
Accounts receivable	(142)	52	(95)
Prepaid program costs and expenses	(92)	(15)	(495)
Accounts payable and accrued expenses	4,070	265	411
Participants’ deposits	2,319	9,350	(6,212)
Net cash provided by operating activities	17,255	21,382	6,994
Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	24,012	32,516	37,885
Purchase of available-for-sale securities	(36,081)	(31,057)	(20,000)
Purchase of property and equipment	(1,057)	(198)	(882)
Purchase of other investments	(13)	(2)	(320)
Net cash provided by (used in) investing activities	(13,139)	1,259	16,683
Cash flows from financing activities:
Contribution from parent company	—	10,400	—
Dividend to parent company	—	(20,493)	(37,462)
Proceeds from exercise of stock options	1,147	425	—
Dividend payment to shareholders	(1,100)	—	—
Payments on capital lease	(13)	—	—
Net cash provided by (used in) financing activities	34	(9,668)	(37,462)
Net increase (decrease) in cash and cash equivalents	4,150	12,973	(13,785)
Cash and cash equivalents, beginning of period	29,503	16,530	30,315
Cash and cash equivalents, end of period	$33,653	$29,503	$16,530

See Note 14 for Supplemental Disclosures of Consolidated Statements of Cash Flows.

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     The Company

Ambassadors Group, Inc. (the Company) is a leading educational travel company that organizes and promotes international and domestic educational travel and sports programs for youth, athletes and professionals.

Beginning March 1, 2002, the Company operated as an independent stand-alone company.  Prior to February 28, 2002, the Company was a wholly owned subsidiary of Ambassadors International, Inc. (International).

On January 25, 2002, the board of directors of International approved the distribution of all of the Company’s common stock to International’s stockholders (the spin-off).  The International Board of Directors declared a dividend of the Company’s common stock to the International’s stockholders of record on February 4, 2002. The dividend was distributed after the close of business on February 28, 2002, in the amount of one share of the Company’s common stock for each outstanding share of International common stock. The distribution of common stock was intended to be tax-free to the Company and to its stockholders, and International received a favorable Internal Revenue Service private letter ruling to that effect.  The trading of the common stock of the Company on the Nasdaq National Market began on March 1, 2002, under the ticker symbol “EPAX.” Prior to February 28, 2002 the Company comprised the operations of the former Education Group segment of its parent, International.

In anticipation of the spin-off transaction, the Company’s common stock was split in April 2001 and February 2002 and 9,813,140 shares became issued and outstanding. Shares outstanding for the years ended December 31, 2001 and 2000, and as of December 31, 2001, have been retroactively adjusted for the stock split.

Prior to the spin-off from International, the Company transferred approximately $20.5 million in cash to International as a dividend. The dividends per share were $2.78 in 2001. Additionally, prior to the spin-off, International funded business acquisitions and certain working capital requirements of the Company and has not charged any interest on these advances. These transactions have been recorded as contributions from the parent company. In connection with the spin-off, the Company entered into agreements with International that separated the Company’s business operations from International.  These agreements also govern ongoing relationships. During 2002, prior to its spin-off from International and pursuant to the Master Separation and Distribution Agreement, the Company paid to International a cash dividend approximating $2.08 per outstanding share. International also contributed to the Company a capital contribution approximating $10.4 million.

The consolidated financial statements include the accounts of Ambassadors Group, Inc. and its wholly owned subsidiaries, Ambassador Programs, Inc., Ambassadors Sports Group, Inc. (Sports Group), Ambassadors Specialty Group, Inc., and Ambassadors Unlimited, LLC. All significant inter-company accounts and transactions are eliminated in consolidation.  For the periods prior to the spin-off, the consolidated financial statements have been carved out from the consolidated financial statements of its parent, International, using the historical operating results and historical bases of the assets and liabilities of its parent’s business that the Company comprised. Accordingly, the historical financial information presented herein does not necessarily reflect what the Company’s financial position, operating results and cash flows would have been had the Company been a separate, stand-alone entity during the periods presented.

For the periods prior to the spin-off, the consolidated financial statements include certain costs incurred by International, which were allocated to the Company. These costs are primarily corporate personnel, finance, travel, marketing and other general and administrative costs. The costs were allocated to the Company primarily based on headcount or revenues of the Company relative to the total consolidated headcount or revenues of International.  Management believes the cost allocations are reasonable within the consolidated parent company. If the Company operated as a separate entity without International, however, management believes that these expenses would have increased due to increased costs associated with being a stand-alone public company and the additional personnel costs, marketing costs, and other general administrative costs associated therewith. Management believes that these expenses would have increased by the following proforma amounts (unaudited):

Year Ended December 31,
2002 *	$171,000
2001	$1,242,000

*This represents only the two months ended February 28, 2002.

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

	Years Ended December 31,
	2003	2002	2001
South Pacific (primarily Australia and New Zealand)	36%	55%	34%
Europe	50%	31%	46%
Asia (primarily China)	2%	5%	7%
United States	7%	5%	7%
Other	5%	4%	6%

2.     Summary of Significant Accounting Policies

Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, certain investments and trade accounts receivable. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such balances may be in excess of the federal depository insurance limit or may be on deposit at institutions, which are not covered by this insurance. The Company believes that its primary trade accounts receivable credit risk exposure is limited as delegates are required to pay for their entire program tuition prior to the program departure.

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

The Company’s restricted cash equivalents represent certificates of deposit issued in the Company’s name and held by one airline company as collateral for airfare purchase agreements. Additionally, the Company has a $2.0 million revolving credit facility for the purpose of issuing letters of credit to several airlines. The facility allows for letters of credit to be issued through September 2004 and must expire no later than September 2005. At December 31, 2003 and 2002, the Company had letters of credit outstanding of approximately $1.3 million under this facility.  Management anticipates renewal of the facilities.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Financial Instruments

In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities” was issued. The Company implemented the Statement on July 1, 1998. The Statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For qualifying cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a forecasted transaction, changes in the fair value of the derivative instrument are reported in other comprehensive income. The gains and losses on the derivative instruments that are reported in other comprehensive income are reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges is recognized in the statements of operations as other income (expense). Unrealized gains and losses on foreign currency exchange contracts that are not qualifying cash flow hedges as defined by SFAS 133 are recognized in the statements of operations as other income (expense).  All of the Company’s outstanding foreign currency exchange contracts at December 31, 2003 and 2002 are qualifying cash flow hedges.

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

During August 2003, the Company purchased a minority interest in a certain company. This company provides a one full day development activity for delegates traveling in Europe. This investment is reported using the equity method.

During January 2001, the Company purchased a minority interest in a certain company. This company provides unique adventure travel experiences to a sophisticated clientele throughout the Rocky Mountains, American Southwest, Alaska and Patagonia. This investment is reported at the lower of cost or estimated net realizable value. During the year ended December 31, 2001, the Company recorded a loss of $0.3 million representing what the Company’s management believes to be other than temporary decline in the fair value of this investment.

Property and Equipment

Property and equipment are stated at cost. Cost of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed currently. Major additions and betterments are capitalized. Depreciation and amortization are provided over the lesser of the estimated useful lives of the respective assets or the lease term (including extensions), using the straight-line method, generally five to seven years.

The Company performs reviews for the impairment of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in the statement of income.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Intangible Assets

Prior to January 1, 2002, goodwill was being amortized using the straight-line method over 30 years. The cost of the covenant-not-to-compete is amortized using the straight-line method over five years, the term of the agreement. Both goodwill and the covenant-not-to-compete are classified as other long-term assets on the balance sheet.  Principally as a result of the impact of the terrorist acts that occurred on September 11, 2001, the response by the United States since October 7, 2001, and the resulting negative impact these events have had on domestic and international air travel, and the travel industry in general, the Company reviewed the carrying value of long-lived assets associated with certain of its acquisitions and recorded a non-cash charge of $5.9 million in the fourth quarter of 2001, which represented the impairment of goodwill and other related intangible assets. This charge is based on the amount by which the book value exceeded the current estimated fair market value of the goodwill. The current estimated fair market value was determined primarily using the anticipated cash flows of the operations of the related acquired companies. The impairment charge fully eliminated the remaining carrying value of the goodwill associated with the acquisition of a company primarily engaged in providing youth sports travel programs.

In March 2002, the Company issued 2,000 shares of its common stock to the owners of a golf travel company in exchange for certain assets of the golf travel company. The cost of the assets is amortized using the straight-line method over five years and is classified as other long-term assets on the balance sheet. In June 2003, the Company reviewed the carrying value of this asset and determined that there is no future value of the asset and the Company will not be able to generate future profits. The Company therefore wrote off the remaining unamortized balance of approximately $154,000.

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

The following table presents the impact of SFAS 142 on our net income and our net income per share had the new standard been in effect for the year ended December 31, 2001 (in thousands, except per share amounts):

2001*
Net income - as reported	$9,488
Adjustments:
Amortization of goodwill	64
Income tax effect	(24)
Net adjustments	40
Net income - as adjusted	$9,528
Basic and diluted net income per share - as reported	$0.97
Basic and diluted net income per share adjusted	$0.97

*The Company incurred an impairment charge of intangibles of approximately $5.9 million during the year ended December 31, 2001.

Revenue Recognition

The Company bills travel delegates in advance, which are recorded as participants’ deposits. The Company pays for certain direct program costs including but not limited to airfare, hotel, rail passes and other program costs in advance of travel, which are recorded as prepaid program costs and expenses. The Company recognizes travel revenue and related costs when travel convenes.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selling and Tour Promotion Expenses

The Company expenses all selling and tour promotion expenses as incurred.

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.  For the period from January 1, 2002 through February 28, 2002, and for the year ended December 31, 2001, the Company was included in the consolidated income tax return of International.  Therefore, the income tax provision recorded in these financial statements was computed on a separate return basis.

Earnings Per Share

Earnings per share — basic is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Earnings per share — diluted is computed by increasing the weighted-average number of common shares outstanding by the additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

In connection with the spin-off transaction, approximately 839,000 options originally granted under International were converted to options of the Company on February 28, 2002. The dilutive effect of these converted stock options are excluded from the Company’s earnings per share calculation for the year ended December 31, 2001, as they were not options of the Company. The dilutive effect to International of these options was less than eight percent for 2001. However, this is not necessarily indicative of the impact on diluted earnings per share to the Company.

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

No stock options of the Company were outstanding as of December 31, 2001. However, in conjunction with the spin-off and during 2002, the Company granted stock options to its employees (see Note 10).

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002:

	2003	2002
Expected dividend yield	1.81%	0.00%
Expected stock price volatility	38.87%	41.94%
Risk-free interest rate	5.27%	3.14%
Expected life of options	7.12 years	5.03 years

The weighted average fair value of options granted during 2003 and 2002 was $8.54 and $5.01, respectively.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has adopted the disclosure-only provisions of SFAS No. 123 and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  Accordingly, no compensation expense has been recognized in 2003 and 2002 for unexercised options related to the stock option plan.  Had compensation cost for the Company’s stock option plan been determined based on fair value at the grant dates under the plan consistent with the method of SFAS No. 123, the Company’s net income and net income per share amounts for the years ended December 31, 2003 and 2002, would have been changed to the pro-forma amounts indicated below (in thousands except per share data):

	2003	2002
Net income as reported	$10,154	$10,798
Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	474	724
Pro forma net income	$9,680	$10,074
Pro forma net income per share - basic	$0.98	$1.02
Pro forma net income per share - diluted	$0.95	$0.99

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

Reclassifications

Certain prior-year amounts have been reclassified to conform with current year financial statement presentation.  Such reclassifications had no impact on previously reported net income, cash flows or stockholders’ equity.

New Accounting Pronouncements

In August 2001, the FASB approved SFAS 143, Accounting for Asset Retirement Obligations (SFAS 143), which will be effective for the fiscal year beginning January 1, 2003. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted this statement during the first quarter of fiscal 2003. The adoption of SFAS 143 did not have a material impact on our financial condition, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock- Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123” (FAS 148).  This statement amends SFAS No. 123 “Accounting for Stock Based Compensation” (FAS 123) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation.  FAS 148 also amends the disclosure requirements of FAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements.  The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company currently discloses the effects of stock-based employee compensation and does not anticipate adoption of the fair value based method of accounting for stock-based compensation under the current accounting rules.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 The Company adopted this statement during the second quarter of fiscal 2003. The adoption of SFAS 149 did not have a material impact on our financial condition, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. On November 7, 2003, FASB issued FASB Staff Position No. FAS 150-3 (FSP 150-3), “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” FSP 150-3 deferred certain aspects of FAS 150. The Company adopted this statement during the second quarter of fiscal 2003. The adoption of SFAS 150 and FAS 150-3 did not have a material impact on our financial condition, results of operations or cash flows.

On December 17, 2003, the Staff of the SEC issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The Company adopted this statement during the fourth quarter of fiscal 2003. The adoption of SAB 104 did not have a material impact on our financial condition, results of operations or cash flows.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Derivative Financial Instruments

The majority of the Company’s travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, the Company is exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. The Company has a program to provide a hedge against certain of these foreign currency risks. The Company uses forward contracts that allow the Company to acquire the foreign currency at a fixed price for a specified period of time. Some of the Company’s forward contracts include a synthetic component if a pre-determined trigger occurs during the term of the contract. All of the Company’s derivatives are cash flow hedges of forecasted transactions.

At December 31, 2003, the Company had outstanding forward contracts as follows (in thousands):

	Notional Amount	Matures
Forward contracts:
Australian dollar	12,400	January - July 2004
British pound	5,650	January - July 2004
Euro dollar	16,500	February - June 2005
New Zealand dollar	6,240	March - July 2004
	40,790

At December 31, 2002, the Company had outstanding forward contracts as follows (in thousands):

	Notional Amount	Matures
Forward contracts:
Australian dollar	5,500	May - June 2003
Euro dollar	7,600	April - June 2003
New Zealand dollar	2,500	May - July 2003
	15,600

Forward contracts with synthetic option:
Australian dollar	8,750	January - July 2003
British pound	4,300	February - July 2003
Euro dollar	2,500	February - July 2003
New Zealand dollar	2,600	May - July 2003
	18,150

At December 31, 2003 and 2002, associated with these financial instruments, the Company had a net unrealized gain of approximately $5.2 million and $1.6 million, respectively. Unrealized gains on forward contracts recorded in other comprehensive income and expected to be reclassified to revenue during the year ending December 31, 2004 are approximately $3.1 million.

Unrealized gains or losses associated with these transactions that qualify as cash flow hedges under SFAS 133 are reported in other comprehensive income. Any realized gains or losses associated with these transactions are recognized in the Company’s operations in the period the contracts are closed. The net unrealized gain (loss) reclassified to revenue (expense) from other accumulated comprehensive income for the years ended December 31, 2003 and 2002, was approximately $(1.1) million and $(0.3) million, respectively. Income tax (benefit) on the unrealized gain (loss) reclassified in 2003 and 2002 was approximately $(0.6) million and $(0.2) million, respectively. The Company assesses hedge ineffectiveness on a quarterly basis and records the gain or loss related to the ineffective portion in the statements of income. During the years ended December 31, 2003 and 2002, there were no significant amounts recognized in income due to hedge ineffectiveness.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Investments

At December 31, 2003, and December 31, 2002, the cost and estimated fair values of the Company’s investments in U.S. government and agency obligations were as follows (in thousands):

	Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value/ Carrying Value
December 31, 2003	$33,853	$19	$—	$33,872
December 31, 2002	$21,784	$112	$—	$21,896

At December 31, 2003, the amortized cost and fair value of the available-for-sale securities, by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
One year or less	$28,090	$28,114
After one year through two years	5,763	5,758
	$33,853	$33,872

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

5.     Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2003	2002
Office furniture, fixtures and equipment	$3,504	$2,639
Computer equipment and software	4,682	3,800
Leasehold improvements	972	905
	9,158	7,344
Less accumulated depreciation and amortization	(6,192)	(5,430)
	$2,966	$1,914

Depreciation and amortization expense on property and equipment of approximately $760,000, $740,000, and $668,000, for the years ended December 31, 2003, 2002, and 2001, respectively, was included in the determination of net income.

6.     Other Liabilities

During October 2003, the Company received a $3.1 million refund of moneys previously paid to a foreign tax authority. It is currently unclear as to whether the refund is permanent and accordingly, the Company has recorded this refund as a liability on the balance sheet. On a quarterly basis, the Company adjusts the liability for interest and any gain or loss on the currency exchange. At December 31, 2003, the refund of moneys was $3.4 million included in other liabilities.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2003	2002	2001
Current:
Federal	$5,176	$5,429	$6,135
State	11	5	550
Deferred	44	157	(1,465)
	$5,231	$5,591	$5,220

Components of the net deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2003
	Assets	Liabilities	Total
Amortization of goodwill and non-compete agreement	$1,675	$—	$1,675
Accrued vacation and compensation	87	—	87
Unrealized gain on foreign currency exchange contracts	—	(1,771)	(1,771)
Unrealized gain on available-for-sale securities	—	(6)	(6)
Depreciation	—	(11)	(11)
Total temporary differences	$1,762	$(1,788)	$(26)

	December 31, 2002
	Assets	Liabilities	Total
Amortization of goodwill and non-compete agreement	$1,771	$—	$1,771
Accrued vacation and compensation	85	—	85
Unrealized gain on foreign currency exchange contracts	—	(559)	(559)
Unrealized loss on available-for-sale securities	—	(41)	(41)
Depreciation	—	(60)	(60)
Total temporary differences	$1,856	$(660)	$1,196

The income tax provision differs from that computed using the federal statutory rate applied to income before income taxes as follows (in thousands):

	Years Ended December 31,
	2003 Amount	%	2002 Amount	%	2001 Amount	%
Provision at the federal statutory rate	$5,385	35.0%	$5,736	35.0%	$5,146	35.0%
Tax exempt interest	(235)	(1.5)	(221)	(1.3)	(54)	(0.4)
State income tax, net of federal benefit	7	—	3	—	358	2.4
Other	74	0.5	73	0.4	(230)	(1.5)
	$5,231	34.0%	$5,591	34.1%	$5,220	35.5%

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Capital Lease

The Company leases certain office equipment under a capital lease arrangement. The total cost and accumulated depreciation of equipment under capital lease is approximately $756,000 and $13,000, respectively, at December 31, 2003.  The following is a schedule of minimum lease payments required under the capital lease as of December 31, 2003 (in thousands):

Year Ended December 31,

2004	$164
2005	164
2006	164
2007	164
2008	151
807
Less amount representing interest	64
743
Less current portion	151
$592

At the end of the lease term, the Company has the option to purchase the equipment at fair market value.

9.     Commitments and Contingencies

The Company leases office facilities and office equipment under non-cancelable operating leases. At December 31, 2003, future minimum lease commitments were as follows (in thousands):

Year Ended December 31,

2004	$816
2005	224
2006	224
2007	223
2008	187
$1,674

Total rent expense for the years ended December 31, 2003, 2002, and 2001, was approximately $719,000, $699,000, and $600,000, respectively.

The Company is subject to claims, suits and complaints, which have arisen in the ordinary course of business. In the opinion of management and its legal counsel, all matters are adequately covered by insurance or, if not covered, are without merit or are of such a nature, or involve such amounts as would not have a material effect on the financial position, cash flows or results of operations of the Company.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Stock Plans

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

Upon the Company’s spin-off effective February 28, 2002, the Company granted approximately 1.2 million stock options to Company employees and directors pursuant to this Plan.  The total grant of approximately 1.2 million stock options resulted from approximately 0.8 million converted options originally granted under International and approximately 0.4 million additional options granted by the Company in conjunction with the spin-off.  The stock options and other awards, as converted or adjusted, have the same vesting provisions, option periods, and other terms and conditions as International options. The number of shares and exercise price of each stock option were adjusted so that each option has the same ratio of the exercise price per share to the market value per share, and the same economic value.  In order for the economic value to remain constant, the aggregate difference between market value and exercise price prior to and immediately after the spin-off had to be the same.  No new measurement date occurred upon conversion of the stock options.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information about the options as of December 31, 2003:

					Weighted-Average
	Number of Shares	Range of Exercise Price			Exercise Price	Remaining Life (years)
Exercisable options	39,894	$3.90	-	5.85	$4.95	1.8
Exercisable options	111,041	5.85	-	7.80	6.48	4.5
Exercisable options	188,845	7.80	-	9.75	8.46	5.1
Exercisable options	13,081	9.75	-	11.70	9.92	6.8
Exercisable options	187,520	11.70	-	13.65	12.32	8.0
Exercisable options	18,258	13.65	-	15.60	15.19	6.9
Exercisable options	12,647	15.60	-	17.55	17.12	4.4
Total exercisable	571,286	3.90	-	17.55	9.54

Unexercisable options	10,697	5.85	-	7.80	6.52	4.5
Unexercisable options	32,627	7.80	-	9.75	8.41	5.1
Unexercisable options	7,054	9.75	-	11.70	9.92	6.8
Unexercisable options	426,126	11.70	-	13.65	12.24	8.0
Unexercisable options	13,929	13.65	-	15.60	14.98	6.9
Unexercisable options	77,573	17.55	-	19.50	19.43	9.8
Total unexercisable	568,006	3.90	-	19.50	11.21

Total all options	1,139,292	$3.90	-	19.50	$11.21	6.9

At December 31, 2002, there were 493,372 exercisable stock options at the weighted average exercise price of $8.64 per share.

Stock option transactions during 2003 were as follows:

	Number of Shares	Weighted Average Exercise Price
Converted upon spin-off (see Note 1)	839,084	$9.14
Granted	430,150	12.12
Forfeited	(31,308)	9.87
Exercised	(54,799)	7.52
Balance at December 31, 2002	1,183,127	10.28
Granted	127,223	16.74
Forfeited	(34,793)	11.31
Exercised	(136,265)	8.32
Balance December 31, 2003	1,139,292	$11.21

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Employee Benefit Plan

Effective March 2002, the Company established a 401(k) Profit Sharing Plan for the employees of the Company. All Plan assets associated with the employees of the Company were transferred from International’s Plan to the new Plan established by the Company during April 2002. Prior to March 2002, the Company’s employees participated in International’s 401(k) Profit Sharing Plan.

The Company’s employees participate in Ambassadors Group, Inc. 401(k) Profit Sharing Plan (the Plan). Employees are eligible to participate in the Plan upon six months of service and 18 years of age. Employees may contribute up to 92 percent of their salary, subject to the maximum contribution allowed by the Internal Revenue Service. The Company’s matching contribution is discretionary based upon approval by management. Employees are 100 percent vested in their contributions and vest in Company matching contributions equally over four years. During the years ended December 31, 2003, 2002, and 2001, the Company contributed approximately $31,000, $34,000, and $45,000, to the Plan, respectively.

12.  Fair Value of Financial Instruments

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

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair values of the financial instruments as of the dates indicated are as follows (in thousands):

	December 31, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$33,653	$33,653	$29,503	$29,503
Derivatives	5,209	5,209	1,642	1,642
Available-for-sale securities	33,872	33,872	21,896	21,896

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

13.  Earnings Per Share

The following table presents a reconciliation of basic and diluted earnings per share (EPS) computations (in thousands, except per share data):

	Years Ended December 31,
	2003	2002	2001
Numerator:
Net income for basic and diluted earnings per share	$10,154	$10,798	$9,488

Denominator:
Weighted-average shares outstanding - basic	9,923	9,837	9,813
Effect of dilutive common stock options	247	370	—
Weighted-average shares outstanding - diluted	10,170	10,207	9,813

Earnings per share – basic:
Net income per share – basic	$1.02	$1.10	$0.97

Earnings per share – diluted:
Net income per share – diluted	$1.00	$1.06	$0.97

14.  Supplemental Disclosures of Consolidated Statements of Cash Flows

Cash paid by the Company for taxes during 2003 was approximately $4.5 million.  Prior to the Company’s spin-off from International, all taxes were paid by International.

Non-cash investing and financing activities of the Company during the years ended December 31, 2003, 2002 and 2001, are as follows (in thousands):

	2003	2002	2001
Unrealized gain (loss) on foreign currency exchange contracts	$3,567	$2,145	$(1,176)
Unrealized gain (loss) on available-for-sale securities	(93)	112	—
Tax benefit from stock options exercised	452	128	—
A capital lease obligation was incurred when the Company entered into a lease for new equipment	756	—	—

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.  Quarterly Financial Data

Summarized quarterly financial data for 2003, 2002, and 2001 is as follows (unaudited, and in thousands except per share data):

	Quarters Ended
	March 31	June 30	September 30	December 31
2003
Net Revenues	$1,037	$18,184	$16,231	$2,213
Income (loss) before taxes	(2,600)	13,665	9,304	(4,985)
Net income (loss)	(1,716)	9,019	6,141	(3,290)
Earnings (loss) per share-basic	(0.17)	0.91	0.62	(0.33)
Earnings (loss) per share-diluted	(0.17)	0.90	0.60	(0.33)

Gross program receipts totaled $2.6 million, $53.7 million, $46.8 million and $5.5 million for the quarters ended March 21, June 30, September 30, and December 31, 2003, respectively.

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

Gross program receipts totaled $5.0 million, $58.7 million, $48.5 million, and $4.1 million for the quarters ended March 31, June 30, September 30, and December 31, 2001, respectively. Excluding the effect of a write-down of intangible assets, loss before taxes, net loss, and loss per basic and diluted shares were $5.1 million, $3.7 million, and $0.38, respectively, for the quarter ended December 31, 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBASSADORS GROUP, INC.
(Registrant)

By:	/s/ JEFFREY D. THOMAS
Jeffrey D. Thomas,
Chief Executive Officer

Date: March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY D. THOMAS	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004
Jeffrey D. Thomas

/s/ JOHN A. UEBERROTH	Chairman of the Board of Directors	March 12, 2004
John A. Ueberroth

/s/ MARGARET M. SESTERO	Executive Vice-President	March 12, 2004
Margaret M. Sestero

/s/ COLLEEN K. MCCANN-LILLIE	Chief Financial Officer and Secretary	March 12, 2004
Colleen K. McCann-Lillie

/s/ BRIGITTE M. BREN	Director	March 12, 2004
Brigitte M. Bren

/s/ JAMES L. EASTON	Director	March 12, 2004
James L. Easton

/s/ DALE F. FREY	Director	March 12, 2004
Dale F. Frey

/s/ RAFER L. JOHNSON	Director	March 12, 2004
Rafer L. Johnson

/s/ JOHN C. SPENCE	Director	March 12, 2004
John C. Spence

/s/ JOSEPH J. UEBERROTH	Director	March 12, 2004
Joseph J. Ueberroth

/s/ RICHARD D. C. WHILDEN	Director	March 12, 2004
Richard D. C. Whilden

INDEX TO EXHIBITS

Exhibit Number	Description

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

10.4	Commercial Lease Agreement, as amended (Ferrall Street) incorporated by reference to the registrant’s Registration Statement on Form 10 initially filed on November 15, 2001.

21.1	Subsidiaries of the registrant incorporated by reference to the registrant’s Registration Statement on Form 10 initially filed on November 15, 2001.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification required by Rule 13a-14(a) or Rule 15(d)-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15(d)-14(a).

32.1	Certification by the CEO and CFO as required by Rule 13a-14(b) or 15(d)-14-(b) and Section 1350 of Chapter 63 of Title 13 of the United Status Code (18.U.S.C. §1350).