Form 10-Q
period 2004-03-31
AMBASSADORS GROUP INC
filed 2004-05-10
CIK 1162315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission file number 0-26420

AMBASSADORS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-1957010
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Dwight D. Eisenhower Building
110 S. Ferrall Street
Spokane, WA	99202
(Address of Principal Executive Offices)	(Zip Code)

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

☑ Yes
☐ No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: Common shares outstanding as of May 5, 2004: 10,049,305

AMBASSADORS GROUP, INC.
FORM 10-Q QUARTERLY REPORT

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMBASSADORS GROUP, INC.

CONSOLIDATED BALANCE SHEETS
March 31, 2004 and December 31, 2003
(dollars in thousands, except share amounts)

	March 31,	December 31,
	2004	2003
	(UNAUDITED)	AUDITED
ASSETS
Current Assets:
Cash and cash equivalents (includes $12 of restricted cash)	$55,018	$33,653
Available-for-sale securities	43,218	33,872
Foreign currency exchange contracts	4,689	5,209
Prepaid program costs and expenses	8,796	1,608
Other current assets	1,400	233

Total current assets	113,121	74,575
Property and equipment, net	3,375	2,966
Deferred tax asset	1,639	1,664
Other long-term assets	116	116

Total assets	$118,251	$79,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,007	$2,599
Accrued expenses	892	1,836
Participants’ deposits	72,709	28,220
Other liabilities	4,032	3,424
Deferred tax liability	1,517	1,690
Current portion of long-term capital lease	145	151

Total current liabilities	80,302	37,920
Long-term capital lease	563	592

Total liabilities	80,865	38,512

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; none	—	—
issued and outstanding Common stock, $.01 par value; authorized, 20,000,000 shares authorized; 10,047,846 and 10,013,967 shares issued and outstanding	100	100
Additional paid-in capital	17,663	17,406
Retained earnings	16,509	19,852
Accumulated other comprehensive income	3,114	3,451

Total stockholders’ equity	37,386	40,809

Total liabilities and stockholders’ equity	$118,251	$79,321

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three months ended March 31, 2004 and 2003
(dollars in thousands, except per-share amounts)

	2004	2003
Net Revenues*	$1,260	$1,037
Operating expenses:
Selling and tour promotion	3,696	2,905
General and administrative	1,162	954

	4,858	3,859

Operating loss	(3,598)	(2,822)
Other income:
Interest and dividend income	203	222

Loss before income taxes	(3,395)	(2,600)
Income tax benefit	1,154	884

Net loss	$(2,241)	$(1,716)

Net loss per share – basic and diluted	$(0.22)	$(0.17)

Weighted-average common shares outstanding - diluted	10,017	9,881

The accompanying notes are an integral part of the consolidated financial statements.

*See Management’s Discussion and Analysis section on Gross Program Receipts

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the three months ended March 31, 2004 and 2003
(dollars in thousands)

	2004	2003
Net loss	$(2,241)	$(1,716)
Unrealized (loss) gain on foreign currency exchange contracts, net of income tax benefit (provision) of $177 and $(285)	(344)	553
Unrealized gain (loss) on available-for-sale securities, net of income tax (provision) benefit of $(4) and $14	7	(17)

Comprehensive loss	$(2,578)	$(1,180)

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended March 31, 2004 and 2003
(dollars in thousands)

	2004	2003
Cash flows from operating activities:
Net loss	$(2,241)	$(1,716)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	236	191
Deferred income tax provision	25	24
Change in assets and liabilities:
Prepaid program costs and expenses	(7,188)	(3,894)
Accounts payable and accrued expenses	(1,928)	(1,835)
Participants’ deposits	44,489	28,396
Other current assets	(1,167)	(870)

Net cash provided by operating activities	32,226	20,296

Cash flows from investing activities:
Purchase of available-for-sale securities	(14,250)	(6,794)
Proceeds from sale or maturities of available-for- sale securities	4,914	6,617
Purchase of property and equipment	(645)	(41)

Net cash used in investing activities	(9,981)	(218)

Cash flows from financing activities:
Proceeds from exercise of stock options	257	92
Dividend payment to shareholders	(1,102)	—
Payment on capital lease	(35)	—

Net provided by (used in) financing activities	(880)	92

Net increase in cash and cash equivalents	21,365	20,170
Cash and cash equivalents, beginning of period	33,653	29,491

Cash and cash equivalents, end of period	$55,018	$49,661

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF CONSOLIDATION:

Ambassadors Group, Inc. (the “Company”) is a leading educational travel company that organizes and promotes international and domestic educational travel and sports programs for youth, athletes and professionals.

Beginning March 1, 2002, the Company operated as an independent stand-alone company. Prior to February 28, 2002, the Company was a wholly owned subsidiary of Ambassadors International, Inc. (“International”).

On January 25, 2002, the board of directors of International approved the distribution of all of the Company’s common stock to International’s stockholders (“the spin-off”). The International Board of Directors declared a dividend of the Company’s common stock to the International’s stockholders of record on February 4, 2002. The dividend was distributed after the close of business on February 28, 2002, in the amount of one share of the Company’s common stock for each outstanding share of International common stock. The distribution of common stock was intended to be tax-free to the Company and to its stockholders, and International received a favorable Internal Revenue Service private letter ruling to that effect. The trading of the common stock of the Company on the Nasdaq National Market began on March 1, 2002, under the ticker symbol “EPAX.” Prior to February 28, 2002 the Company comprised the operations of the former Education Group segment of its parent, International.

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

2.	LOSS PER SHARE:

Net loss per share – basic - is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Net loss per share – diluted - is computed in the same manner as net loss per share – basic, but includes additional common shares that would have been outstanding if the dilutive potential common shares had been issued. However, due to the net loss during the quarters ended March 31, 2004 and 2003, such shares have been excluded from the computation, as they are anti-dilutive.

The following table presents a reconciliation of basic and diluted earnings per share (EPS) computations and the number of dilutive securities (stock options) that were not included in the dilutive EPS calculation because they were anti-dilutive (in thousands, except per-share amounts):

	2004	2003
Numerator:
Net loss for basic and diluted earnings per share	$(2,241)	$(1,716)

Denominator:
Weighted-average shares outstanding - basic	10,017	9,881
Effect of dilutive common stock options (A)	(A )	(A )

Weighted-average shares outstanding - diluted	10,017	9,881

Net loss per share - diluted	$(0.22)	$(0.17)

(A)	For the three months ended March 31, 2004 and 2003, the effects of approximately 386,000 and 149,000 stock options, respectively, have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

3.	STOCK INCENTIVE PLAN:

The Company has adopted the disclosure-only provisions of SFAS No. 123 and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Accordingly, no compensation expense has been recognized in the first quarter of 2004 and 2003 for unexercised options related to the stock option plan. Had compensation cost for the Company’s stock option plan been determined based on fair value at the grant dates under the plan consistent with the method of SFAS No. 123, the Company’s net loss and net loss per share amounts for the quarter ended March 31, 2004 and 2003, would have been changed to the pro forma amounts indicated below (in thousands except per share data):

	2004	2003
Net loss as reported	$(2,241)	$(1,716)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(71)	(95)

Pro forma net loss	$(2,312)	$(1,811)

Pro forma net loss per share – basic and diluted	$(0.23)	$(0.18)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements contained in this Quarterly Report on Form 10-Q of Ambassadors Group, Inc. (the “Company”), which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding intent, belief or current expectations of the Company or its officers with respect to, among other things, trends in the travel industry, the Company’s business and growth strategies, the Company’s use of technology, the Company’s ability to integrate acquired businesses, and fluctuations in the Company’s results of operations.

     Forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include factors affecting the travel industry generally, competition, the ability of the Company to successfully integrate the operations of existing or acquired companies, and a variety of factors such as war with Iraq, conflict in the Middle East, periods of international unrest, the outbreak of disease, changes in the direct-mail environment, recession, weather conditions and concerns for passenger safety that could cause a decline in travel demand, as well as the risk factors, and other factors as may be identified from time to time in the Company’s filings with the Securities and Exchange Commission or in the Company’s press releases. For a more complete discussion of these risks, please refer to Item 1 Business – Risk Factors disclosure in the Company’s Form 10-K filed on March 12, 2004.

OVERVIEW

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

     The Company was founded in 1967 and was reincorporated in Delaware in 1995, when it was purchased and consolidated with Ambassadors International, Inc. (“International”). Prior to February 28, 2002, the Company was a wholly owned subsidiary of International. Beginning March 1, 2002, the Company operated as an independent stand-alone company.

     On January 25, 2002, the board of directors of International approved the distribution of all of the Company’s common stock to International’s stockholders (the “spin-off”). The International Board of Directors declared a dividend of the Company’s common stock to the International’s stockholders of record on February 4, 2002. The dividend was distributed after the close of business on February 28, 2002, in the amount of one share of the Company’s common stock for each outstanding share of International common stock. The distribution of common stock was intended to be tax-free to the Company and to its stockholders, and International received a favorable Internal Revenue Service private letter ruling to that effect. The trading of the common stock of the Company on the Nasdaq National Market began on March 1, 2002, under the ticker symbol “EPAX.” Prior to February 28, 2002, the Company comprised the operations of the former Education Group segment of International.

STRATEGY

     The Company believes that high quality programs and exceptional customer service are and will remain key elements of its success. The Company’s strategy is to maintain quality standards while increasing the volume of business. To grow the business, the Company intends to (i) expand the marketing efforts and travel volume of existing student, sports and conference educational travel programs, (ii) introduce new student, sport and conference travel programs independently and through strategic alliances, (iii) broaden professional travel programs, and (iv) pursue acquisition opportunities.

OPERATIONS

     The Company has a single operating segment consisting of the educational travel and sports programs for students, athletes and professionals. These programs have similar economic characteristics, offer comparable products to delegates, and utilize similar processes for program marketing.

     The Company conducts business operations from the proceeds of gross program receipts. Gross program receipts reflect total payments received by the Company. Gross program receipts less program pass-through expenses constitute the Company’s revenues. Program pass-through expenses include all direct costs associated with the Company’s programs, including but not limited to costs related to airfare, hotels, meals, ground transportation, guides, professional exchanges, and changes in currency exchange rates. The

Company recognizes gross program receipts, pass-through expenses and revenues upon the departure of the program. Operating expenses, which are expensed by the Company as incurred, are the costs related to the creation of programs, promotional materials and marketing costs, salaries, rent, other general and administrative expenses and all of the Company’s ordinary expenses. The Company’s policy is to obtain payment for substantially all travel services prior to entering into commitments for incurring expenses relating to such travel.

RISKS AND TRENDS

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

Seasonality; Fluctuations in Quarterly Results

     The Company’s programs are highly seasonal. The Company recognizes gross program receipts, revenues and program pass-through expenses upon the departure of its program delegates. The majority of the Company’s travel programs are scheduled in June and July of each year, and the Company anticipates that this trend will continue for the foreseeable future. Substantially all of the Company’s operating income is generated in this period, which historically has offset the operating losses incurred during the rest of the year. The Company’s annual results would be adversely affected if the Company’s revenues were to be substantially below seasonal norms during the second and third quarters of the year. The Company’s operating results may fluctuate as a result of many factors, including the mix of student, sports, and professional programs and program destinations offered by the Company and its competitors, the introduction and acceptance of new programs and program enhancements by the Company and its competitors, timing of program completions, cancellation rates, competitive conditions in the industry, marketing expenses, extreme weather conditions, international or domestic conflicts, timing of and costs related to acquisitions, changes in relationships with certain travel providers, economic factors and other considerations affecting travel. In addition, the Company records on a quarterly basis realized gains and losses on its forward foreign exchange contracts that do not qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133. As a result of the foregoing, annual or quarterly operating results may be below the expectations of public market analysts and investors. In such event, the price of the common stock could be materially and adversely affected.

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

Control of the Company by Certain Stockholders

     As of December 31, 2003, John Ueberroth, Joseph Ueberroth and Peter Ueberroth (all family members) beneficially owned in the aggregate approximately 19 percent of the outstanding shares of the Company’s common stock. Accordingly, they have the ability to exercise effective voting control of the Company, and may elect all of the Company’s directors and be able to determine the outcome of any matter being voted upon by the Company’s stockholders, including any merger, sale of assets or other change in control of the Company. The Ueberroths’ ownership position, together with the anti-takeover effects of certain provisions contained in the Company’s Certificate of Incorporation and Bylaws, may have the effect of delaying or preventing a change of control of the Company.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates estimates, including those related to cash and cash equivalents, available-for-sale securities, intangible assets, income taxes, derivative financial instruments, and contingencies on an ongoing basis. Management bases these estimates on historical experience and on other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A description of critical accounting policies and related judgment and estimates that affect the preparation of the consolidated financial statements is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2004, TO THE THREE MONTHS ENDED MARCH 31, 2003

GROSS PROGRAM RECEIPTS

     Gross program receipts reflect total payments received by the Company. Gross program receipts less program pass-through expenses constitute the Company’s revenues. Program pass-through expenses include all direct costs associated with the Company’s programs, including but not limited to costs related to airfare, hotels, meals, ground transportation, guides, professional exchanges, and changes in currency exchange rates.

Quarter ended	March 31, 2004	March 31, 2003
	$4.1 million	$2.6 million

     Gross program receipts increased by approximately $1.5 million in the first quarter of 2004. The increase is primarily due to traveling approximately 1,000 more delegates.

NET REVENUE/Gross Margin %

Quarter ended	March 31, 2004	March 31, 2003
	$1.3 million/31%	$1.0 million/40%

     Net revenue increased by approximately $0.3 million in the first quarter of 2004. The effect of traveling more delegates in the first quarter of 2004, was offset by a decrease in gross margin percentage (net revenue as a percentage of gross program receipts) from first quarter 2004 compared to 2003. The decrease in gross margin percentage in the first quarter of 2004 compared to the first quarter of 2003 resulted primarily because of increased costs associated with securing additional capacity to travel more delegates in the quarter than the company expected. Also contributing to the decreased gross margin percentage was a weaker U.S. dollar that resulted in increased international travel costs. The gross margin percentage in the first quarter 2003 included a vendor rebate of approximately $0.2 million. Excluding the vendor rebate, the company’s gross margin percentage was approximately 35%.

SELLING AND TOUR PROMOTION EXPENSES

Quarter ended	March 31, 2004	March 31, 2003
	$3.7 million	$2.9 million

     Selling and tour promotion expenses increased primarily from increased marketing expenditures related to new programs and existing international programs. Also contributing to the increase were additional personnel costs associated with supporting an expanded enrolled delegate base expected to travel in 2004.

GENERAL AND ADMINISTRATIVE EXPENSES

Quarter ended	March 31, 2004	March 31, 2003
	$1.2 million	$1.0 million

     General and administrative expenses increased because of additional personnel costs associated with supporting an expanded enrolled delegate base expected to travel in 2004.

OTHER INCOME

Quarter ended	March 31, 2004	March 31, 2003
	$0.2 million	$0.2 million

     Other income consists primarily of interest income generated by cash, cash equivalents and available-for-sale securities. Interest income was comparable quarter over quarter despite higher levels of cash balances quarter over quarter. This resulted from primarily earning a lower rate of return in the first quarter of 2004 of 1.4% compared to the first quarter of 2003 of 1.8%.

INCOME TAX BENEFIT

Quarter ended	March 31, 2004	March 31, 2003
	$1.2 million	$0.9 million

     The income tax benefit has been recorded based upon the estimated annual effective income tax rate of 34% applied to the pre-tax income as of the quarters ended.

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s business is not capital-intensive. However, the Company does retain funds for operating purposes in order to conduct sales and marketing efforts for future programs and to facilitate acquisitions of other companies.

     Net cash provided by operations for the first quarter ended March 31, 2004 and 2003, was $32.2 million and $20.3 million, respectively. The increase of $11.9 million in cash flow from operations was primarily related to an increase in participants’ deposits for future travel programs offset by an increase in prepaid program costs and expenses.

     Net cash used in investing activities for the first quarter ended March 31, 2004 and 2003, was $10.0 million and $0.2 million, respectively. The $9.8 million increase was primarily related to net activities with the purchase of available-for-sale securities.

     Net cash (used in) provided by financing activities for the first quarter ended March 31, 2004 and 2003, was $(0.9) million and $0.1 million, respectively. The use of cash in the first quarter of 2004 was primarily for the payment of a dividend of $0.11 per share to the Company’s shareholders.

     The Company does not have any material capital expenditure commitments for 2004. For a more complete discussion of these and other contractual factors, please refer to the Company’s Form 10-K for the year ended December 31, 2003.

     At March 31, 2004, the Company had $98.2 million of cash, cash equivalents, and available-for-sale securities, including program participant funds of $72.7 million. Deployable cash *(see definition in table below) as of March 31, 2004 and 2003 was $28.2 million and $20.4 million, respectively. Under the Company’s cancellation policy, a program participant may be entitled to a refund of a portion of his or her deposit, less certain charges, depending on the time of cancellation. Should a greater number of participants cancel their travel in comparison to that to which the company is accustomed, due to circumstances such as international or domestic unrest, terrorism, or general economic downturn, the Company’s cash balances could be significantly reduced. Cash balances could also be reduced significantly if the financial institutions, which held balances beyond that federally, insured, were to become insolvent.

     The Company is continuing to pursue acquisitions of related travel businesses that may require the use of cash and cash equivalents. No such acquisitions are currently pending and no assurance can be given that definitive agreements for any such acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to the Company.

     Management believes that existing cash and cash equivalents and cash flows from operations will be sufficient to fund the Company’s anticipated operating needs, capital expenditures, and acquisitions through 2004.

	UNAUDITED
	March 31, 2004	March 31, 2003
Cash, cash equivalents and available-for-sales equivalents	$98,224	$71,704
Prepaid program cost and expenses	8,796	5,410
Less: Participants’ deposits	(72,709)	(54,297)
Less: Accounts payable/accruals/other liabilities	(6,076)	(2,406)

Deployable cash	$28,235	$20,411

* - Deployable cash is a non-GAAP (generally accepted accounting principles) liquidity measure. Deployable cash is calculated as the sum of cash and cash equivalents, available for sale securities and prepaid program costs and expenses less the sum of accounts payable, accrued expenses and other short-term liabilities (excluding deferred taxes), participant deposits and the current portion of long-term capital lease. Management believes this non-GAAP measure is useful to investors in understanding the cash available to deploy for future business opportunities and is presented as supplementary information to enhance the readers understanding of, and highlight trends in, the Company’s financial position. Any non-GAAP financial measure used by the Company should not be considered in isolation or as a substitute for measures of performance or liquidity prepared in accordance with GAAP.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures: As of March 31, 2004, the end of the period covered by this report, the Company’s chief executive officer and its chief financial officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information the Company must disclose in its report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting: In the three months ended, March 31, 2004, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II
OTHER INFORMATION

Item 5. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

(1)	The Company filed a report on Form 8-K on February 10, 2004, in connection with the dissemination of an earnings release*.

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

AMBASSADORS GROUP, INC.

Date: May 10, 2004	By: /s/ COLLEEN MCCANN-LILLIE

Colleen McCann-Lillie
Chief Financial Officer