Form 10-Q
period 2004-06-30
AMBASSADORS GROUP INC
filed 2004-08-09
CIK 1162315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2004

OR

[ ]	TRANSITION report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from _____________to______________.

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b of the Exchange Act).

☑	Yes
☐	No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Common stock outstanding as of August 3, 2004: 10,023,261 shares of common stock, $.01 par value.

AMBASSADORS GROUP, INC.
FORM 10-Q QUARTERLY REPORT

2

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMBASSADORS GROUP, INC.

CONSOLIDATED BALANCE SHEETS
June 30, 2004 and December 31, 2003
(dollars in thousands, except share amounts)

	June 30, 2004	December 31, 2003
	(UNAUDITED)	AUDITED
ASSETS
Current assets:
Cash and cash equivalents (includes $12 of restricted cash)	$37,705	$33,653
Available-for-sale securities	61,168	33,872
Foreign currency exchange contracts	499	5,209
Prepaid program costs and expenses	27,677	1,608
Other current assets	539	233

Total current assets	127,588	74,575
Property and equipment, net	3,741	2,966
Deferred tax asset	1,614	1,664
Other long-term assets	116	116

Total assets	$133,059	$79,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,510	$2,599
Accrued expenses	6,637	1,836
Participants’ deposits	62,404	28,220
Other liabilities	3,801	3,424
Deferred tax liability	45	1,690
Current portion of long-term capital lease	146	151

Total current liabilities	86,543	37,920
Long-term capital lease	526	592

Total liabilities	87,069	38,512

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; authorized, 20,000,000 shares authorized; 10,030,121 and 10,013,967 shares issued and outstanding at June 30, 2004 and December 31, 2004	100	100
Additional paid-in capital	17,111	17,406
Retained earnings	28,522	19,852
Accumulated other comprehensive income	257	3,451

Total stockholders’ equity	45,990	40,809

Total liabilities and stockholders’ equity	$133,059	$79,321

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the six months ended June 30, 2004 and 2003
(dollars in thousands, except per-share amounts)

	Six Months ended		Three months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net revenues*	$27,114	$19,221	$25,854	$18,184
Operating expenses:
Selling and tour promotion	8,593	6,477	4,897	3,572
General and administrative	2,544	2,168	1,382	1,214

	11,137	8,645	6,279	4,786

Operating income	15,977	10,576	19,575	13,398
Other income:
Interest and dividend income	505	489	302	267

Income before income taxes	16,482	11,065	19,877	13,665
Income tax provision	5,604	3,762	6,758	4,646

Net income	$10,878	$7,303	$13,119	$9,019

Net income per share — basic	$1.08	$0.74	$1.31	$0.91

Weighted-average common shares outstanding — basic	10,033	9,889	10,049	9,897

Net income per share — diluted	$1.04	$0.73	$1.26	$0.90

Weighted-average common shares outstanding — diluted	10,415	10,046	$10,423	10,069

The accompanying notes are an integral part of the consolidated financial statements.

*	See Management’s Discussion and Analysis of Financial Condition and Results of Operation on Gross Program Receipts.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the three months and six months ended June 30, 2004 and 2003
(dollars in thousands)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$10,878	$7,303	$13,119	$9,019
Unrealized gain (loss) on foreign currency exchange contracts, net of income tax (provision) benefit of $1,601, $(97), $1,425, and $188	(3,109)	188	(2,766)	(364)
Unrealized loss on available-for-sale securities, net of income tax benefit of $55, $14, and $47	(85)	(17)	(92)	—

Comprehensive income	$7,684	$7,474	$10,261	$8,655

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended June 30, 2004 and 2003
(dollars in thousands)

	2004	2003
Cash flows from operating activities:
Net income	$10,878	$7,303
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	470	538
Deferred income tax provision	61	48
Change in assets and liabilities:
Prepaid program costs and expenses	(26,069)	(22,846)
Accounts payable and accrued expenses	16,089	10,804
Participants’ deposits	34,184	21,707
Other current assets	(306)	(13)

Net cash provided by operating activities	35,307	17,541

Cash flows from investing activities:
Purchase of available-for-sale securities	(43,937)	(19,109)
Proceeds from sale or maturities of available-for- sale securities	16,501	12,231
Purchase of property and equipment	(1,245)	(138)

Net cash used in investing activities	(28,681)	(7,016)

Cash flows from financing activities:
Proceeds from exercise of stock options	385	313
Dividend payment to shareholders	(2,208)	—
Payment on capital lease	(71)	—
Payment of stock repurchased	(680)	—

Net (used in) provided by financing activities	(2,574)	313

Net increase in cash and cash equivalents	4,052	10,838
Cash and cash equivalents, beginning of period	33,653	29,503

Cash and cash equivalents, end of period	$37,705	$40,341

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF CONSOLIDATION:

Ambassadors Group, Inc. (the “Company”) is a leading educational travel company that organizes and promotes international and domestic educational travel and sports programs for youth, athletes and professionals.

Beginning March 1, 2002, the Company operated as an independent stand-alone company. Prior to March 1, 2002, the Company was a wholly-owned subsidiary of Ambassadors International, Inc. (“International”).

On January 25, 2002, the Board of Directors of International approved the distribution of all of the Company’s common stock to International’s stockholders (“the spin-off”). International’s Board of Directors declared a dividend of the Company’s common stock to International’s stockholders of record on February 4, 2002. The dividend was distributed after the close of business on February 28, 2002, in the amount of one share of the Company’s common stock for each outstanding share of International common stock. The distribution of common stock was intended to be tax-free to the Company and to its stockholders, and International received a favorable Internal Revenue Service private letter ruling to that effect. The trading of the common stock of the Company on the Nasdaq National Market began on March 1, 2002, under the ticker symbol “EPAX.” Prior to March 1, 2002, the Company comprised the operations of the former education group segment of its parent, International.

In anticipation of the spin-off transaction, the Company’s common stock was split in April 2001 and February 2002 and 9,813,140 shares became issued and outstanding. Shares outstanding for the years ended December 31, 2001 and 2000, and as of December 31, 2001, have been retroactively adjusted for the stock split.

Prior to the spin-off from International, the Company transferred approximately $20.5 million in cash to International as a dividend. The dividends per share were $2.78 in 2001. Additionally, prior to the spin-off, International funded business acquisitions and certain working capital requirements of the Company and has not charged any interest on these advances. These transactions have been recorded as contributions from the parent company. In connection with the spin-off, the Company entered into agreements with International that separated the Company’s business operations from International. These agreements also govern ongoing relationships. During 2002, prior to its spin-off from International and pursuant to a Master Separation and Distribution Agreement, the Company paid International a cash dividend of approximately $2.08 per share. International made a capital contribution to the Company of approximately $10.4 million.

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

The following table presents a reconciliation of basic and diluted earnings per share (“EPS”) computations and the number of dilutive securities (stock options) that were not included in the dilutive EPS calculation because they were anti-dilutive (in thousands, except per-share amounts):

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Numerator:
Net income for basic and diluted earnings per share	$10,878	$7,303	$13,119	$9,019

Denominator:
Weighted-average shares outstanding — basic	10,033	9,889	10,049	9,897
Effect of dilutive common stock options	382	157	374	172

Weighted-average shares outstanding — diluted	10,415	10,046	10,423	10,069

Net income per share — basic	$1.08	$0.74	$1.31	$0.91
Net income per share — diluted	$1.04	$0.73	$1.26	$0.90

For the three months and six months ended June 30, 2004 and 2003, the effects of approximately 30,000 and 57,000 stock options, respectively, have been excluded from the calculation of diluted loss per share because their effect would be anti-dilutive.

3.	STOCK INCENTIVE PLAN:

The Company has adopted the disclosure-only provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 123 and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Accordingly, no compensation expense was recognized in the second quarter of 2004 and 2003 for unexercised options related to the stock option plan. Had compensation cost for the Company’s stock option plan been determined based on fair value at the grant dates under the plan consistent with the method of SFAS No. 123, the Company’s net loss and net income per share amounts for the quarter ended June, 2004 and 2003, would have been changed to the pro forma amounts indicated below (in thousands except per share data):

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Net income as reported	$10,878	$7,303	$13,119	$9,019
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	158	196	88	101

Pro forma net income	$10,720	$7,107	$13,031	$8,918

Pro forma net income per share — basic	$1.07	$0.72	$1.30	$0.90

Pro forma net income per share — diluted	$1.03	$0.71	$1.25	$0.89

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements contained in this Quarterly Report on Form 10-Q of the Company, which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding intent, belief or current expectations of the Company or its officers with respect to, among other things, trends in the travel industry, the Company’s business and growth strategies, the Company’s use of technology, the Company’s ability to integrate acquired businesses, and fluctuations in the Company’s results of operations.

     Forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include factors affecting the travel industry generally, competition, the ability of the Company to successfully integrate the operations of existing or acquired companies, and a variety of factors such as war with Iraq, conflict in the Middle East, periods of international unrest, the outbreak of disease, terrorism, changes in the direct-mail environment, recession, weather conditions and concerns for passenger safety that could cause a decline in travel demand, as well as the risk factors, and other factors as may be identified from time to time in the Company’s filings with the Securities and Exchange Commission or in the Company’s press releases. For a more complete discussion of these risks, please refer to Item 1 “Business — Risk Factors” disclosure in the Company’s Form 10-K filed on March 12, 2004.

     In this Quarterly Report on Form 10-Q, the terms “Company,” “we,” “us,” and “our” refer to Ambassadors Group, Inc.

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

     The Company was founded in 1967 and was reincorporated in Delaware in 1995, when it was purchased and consolidated with International. Prior to March 1, 2002, the Company was a wholly-owned subsidiary of International. Beginning March 1, 2002, the Company operated as an independent stand-alone corporation.

     On January 25, 2002, the Board of Directors of International approved the distribution of all of the Company’s common stock to International’s stockholders. International’s Board of Directors declared a dividend of the Company’s common stock to International’s stockholders of record on February 4, 2002. The dividend was distributed after the close of business on February 28, 2002, in the amount of one share of the Company’s common stock for each outstanding share of International common stock. The distribution of common stock was intended to be tax-free to the Company and to its stockholders, and International received a favorable Internal Revenue Service private letter ruling to that effect. The trading of the common stock of the Company on the Nasdaq National Market began on March 1, 2002, under the ticker symbol “EPAX.” Prior to March 1, 2002, the Company comprised the operations of the former education group segment of International.

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

OPERATIONS

     The Company is comprised of a single operating segment consisting of educational travel and sports programs for students, athletes and professionals. These programs have similar economic characteristics, offer comparable products to delegates, and utilize similar processes for program marketing.

     The Company conducts business operations from the proceeds of gross program receipts. Gross program receipts reflect total payments received by the Company. Gross program receipts less program pass-through expenses constitute the Company’s revenues. Program pass- through expenses include all direct costs associated with the Company’s programs, including, but not limited, to costs related to airfare, hotels, meals, ground transportation, guides, professional exchanges, and changes in currency exchange rates. The Company recognizes gross program receipts, pass-through expenses and revenues upon the departure of the program. Operating expenses, which are expensed by the Company as incurred, are the costs related to the creation of programs, promotional materials and marketing costs, salaries, rent, other general and administrative expenses and all of the Company’s ordinary expenses. The Company’s policy is to obtain payment for substantially all travel services prior to entering into commitments for incurring expenses relating to such travel.

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

Terrorism

     Terrorist attacks, such as the attacks that occurred on September 11, 2001, the response by the United States, and other acts of violence or war have and will affect the travel industry generally, the markets in which the Company operates, as well as the Company’s operations and profitability. Further, terrorist attacks against the United States or U.S. businesses at home and abroad may occur. The September 11th attacks have had a very negative impact on domestic and international air travel and the travel industry in general. As a result, the Company experienced a significant decrease in profitability in 2002. The potential near-term and long-term effects of these attacks are uncertain for the Company’s customers, the market for the Company’s common stock, the markets for our services and the U.S. economy. The consequences of any terrorist attacks, or any armed conflicts, including war which may result, are unpredictable, and the Company may not be able to foresee events that could have an adverse affect on its business or operations.

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

     The Company’s results of operations will depend upon factors affecting the travel industry in general. The Company’s revenues and earnings are especially sensitive to events that affect domestic and international air travel and the level of hotel reservations. A number of factors, including those mentioned above, rises in fuel prices and other travel costs, excessive inflation, currency fluctuations, extreme weather conditions and concerns about passenger safety may result in a temporary or long-term overall decline in demand for our travel programs. Demand for the Company’s products and services may be significantly affected by the general level of economic activity and employment in the United States and key international markets. Therefore, any significant economic downturn or recession in the United States or these other markets could have a material adverse affect on the business, financial condition, cash flows and results of operations of the Company.

Seasonality; Fluctuations in Quarterly Results

     The Company’s programs are highly seasonal. The Company recognizes gross program receipts, revenues and program pass-through expenses upon the departure of its program delegates. The majority of the Company’s travel programs are scheduled in June and July of each year, and the Company anticipates that this trend will continue for the foreseeable future. Substantially all of the Company’s operating income is generated in this period, which historically has offset the operating losses incurred during the rest of the year. The Company’s annual results would be adversely affected if the Company’s revenues were to be substantially below seasonal norms during the second and third quarters of the year. The Company’s operating results may fluctuate as a result of many factors, including the mix of student, sports, and professional programs and program destinations offered by the Company and its competitors, the introduction and acceptance of new programs and program enhancements by the Company and its competitors, timing of program completions, cancellation rates, competitive conditions in the industry, marketing expenses, extreme weather conditions, international or domestic conflicts, timing of and costs related to acquisitions, changes in relationships with certain travel providers, economic factors and other considerations affecting travel. In addition, the Company records on a quarterly basis realized gains and losses on its forward foreign exchange contracts that do not qualify as cash flow hedges under SFAS No. 133. As a result of the foregoing, annual or quarterly operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company’s common stock could be materially and adversely affected.

Competition

     The travel industry in general and the educational segment of the travel industry is highly competitive and has relatively low barriers to entry. The Company competes with other companies that provide similar educational travel programs for students and athletes as well as independent programs organized and sponsored by local teachers and coaches with the assistance of local travel agents. People to People International (“People to People”), under the terms of its agreement with the Company, reserves the right to offer programs to college students for studies abroad and to grant other entities which compete with the Company the right to use the People to People name in connection with its professional education and sports programs. In general, the Company’s professional travel programs compete with independent professional organizations that sponsor and organize their own travel programs through the assistance of local travel agents, and other organizations that offer travel programs for adults. Some of the Company’s competitors are larger and have greater brand name recognition and financial resources than the Company. There can be no assurance that the Company will be able to compete successfully in an increasingly difficult market.

Dependence on “People to People”

     The Company’s agreements with People to People give the Company the exclusive right to develop and conduct programs for kindergarten through high school students using the People to People name, and the non-exclusive right to develop and conduct programs for professionals, college students, and athletes using the People to People name. The Company’s agreements with People to People, however, allow People to People to continue to conduct college and professional seminars and internship programs, and to develop other sports and professional programs. The People to People agreements expire in 2010 and, at the election of the Company, may be further extended through 2020. The Company believes that it derives benefit from its ability to market its programs using the People to People name. If the Company’s agreements with People to People are terminated, or if the Company is unable to use the People to People name to market new programs or destinations in the future, the Company’s business and results of operations could be negatively impacted.

Dependence on Travel Suppliers

     We are dependent upon travel suppliers for access to our products and services. Travel suppliers include airlines, hotels, bus lines and other participants in the travel industry. Consistent with industry practices, the Company currently has no long-term agreements with its travel suppliers that obligate such suppliers to sell services or products through the Company on an ongoing basis. Therefore, our travel suppliers generally can cancel or modify their agreements with us upon relatively short notice. In addition, any decline in the quality of travel products and services provided by these suppliers, or a perception by travelers of such a decline, could adversely affect our reputation. The loss of contracts, changes in pricing agreements, changes in commission schedules or incentive override commission arrangements, restrictions to access travel suppliers’ products and services, or changes in public opinion of certain travel suppliers, may result in lower demand for our services.

Dependence on Key Personnel

     The Company’s performance is substantially dependent on the continued services and performances of its senior management and certain other key personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse affect on the Company’s business, financial condition and results of operations. The Company does not have long-term employment agreements in place with any of its executive officers. The Company’s future success also depends on its ability to identify, attract, hire, train, retain and motivate other highly skilled managerial, marketing and customer service personnel. The failure to retain and attract necessary managerial, marketing and customer service personnel could have a material adverse affect on our business.

Marketing

     The Company’s performance is substantially dependent on the effectiveness of its direct marketing efforts, including, but not limited to, direct mail and local informational meetings. Failed marketing efforts or changes in the direct mail environment could have a material adverse affect on the Company’s business operations. Changes in the direct mail environment include threats of disease and bioterrorism within the mail environment, new and different regulatory schemes, and changes in costs and services by the United States Postal Service.

Government Regulation and Taxation

     Many travel suppliers, particularly airlines, are subject to extensive regulation by federal, state and foreign governments. In addition, the travel industry is subject to certain travel laws of certain states and special taxes by federal, state, local and foreign governments, including hotel bed taxes, car rental taxes, airline excise taxes and airport taxes and fees. New or different regulatory schemes or changes in tax policy could have an adverse affect on the travel industry in general, which in turn, may negatively impact our business.

Fluctuation of Currency Exchange Rates; Increased Costs

     Many of the Company’s arrangements with its foreign-based suppliers require payment to be made in foreign currencies. Any decrease in the value of the U.S. dollar in relation to foreign currencies has the effect of increasing the cost of the services we provide. Since late 1993, the Company generally has purchased forward contracts with less than two years maturity to help manage program costs and hedge against foreign currency valuation increases. While the ability to utilize forward contracts for the delivery of foreign currencies can mitigate the effect of increased program costs and foreign currency exchange fluctuations, there can be no assurance that increased program costs relating to such currency fluctuations will not be substantial in future periods. There can also be no assurance the Company’s hedging strategy will mitigate longer term foreign exchange valuation trends. The Company’s contract with delegates in its travel programs provides the Company with the option of passing along to delegates any increase in program costs resulting from currency fluctuations. Although the Company has exercised this option in the past, there can be no assurance that we will be able to increase program prices to offset any such cost increases in the future. Our failure to do so could have a material adverse affect on our business, financial condition, cash flows and results of operations.

Casualty Losses

     Due to the nature of our business, the Company may be subject to liability claims arising out of accidents or disasters causing injury to delegates in our programs, including claims for serious personal injury or death. The Company believes that it has adequate liability insurance for risks arising in the normal course of business. Although there have been no claims the Company has experienced for which it did not have adequate insurance coverage, there can be no assurance that insurance coverage will be sufficient to cover one or more large claims or that the applicable insurer will be solvent at the time of any covered loss. Further, there can be no assurance that the Company will be able to obtain insurance coverage at acceptable levels and cost in the future. Successful assertion against the Company of one or a series of large uninsured claims, or of one or a series of claims exceeding any insurance coverage, could have a material adverse affect on our business operations.

Growth, Acquisitions and Alliances

     Our performance is dependent on our ability to grow the business and expand marketing and travel volume of youth, sports and professional travel programs. In addition, our ability to grow is dependent on our ability to acquire or enter into strategic alliances. Failure to carry out our growth strategies could have a material adverse affect on our business, financial condition, cash flows and results of operations.

Control of the Company by Certain Stockholders

     As of December 31, 2003, John Ueberroth, Joseph Ueberroth and Peter Ueberroth (all family members) beneficially owned in the aggregate approximately 19% of the outstanding shares of the Company’s common stock. Accordingly, they have the ability to exercise effective voting control of the Company, and may elect all of the Company’s directors. The Ueberroths have the ability to determine the outcome of any matter that is voted upon by the Company’s stockholders, including any merger, sale of assets or other change in control of the Company. The Ueberroths’ ownership position, together with the anti-takeover effects of certain provisions contained in the Company’s Certificate of Incorporation and Bylaws, may have the effect of delaying or preventing a change of control of the Company.

Availability of Future Financing

     The Company believes that its capital requirements will vary from quarter to quarter, depending on, among other things, capital expenditures, fluctuations in operating results, financing activities, acquisitions, investments and collection of receivables. We believe that our future cash flow from operations will be sufficient to satisfy our working capital, capital expenditure and product development requirements for the foreseeable future. However, we may require or choose to obtain additional debt or equity financing in order to finance acquisitions or other investments in our business. Future equity financings would be dilutive to the existing holders of the Company’s common stock. Future debt financings could involve restrictive covenants. There can be no assurance that the Company will be able to obtain financing with favorable interest rates or that the Company will be able to obtain financing at all.

Risks Relating to the Separation of the Company from International

Indemnification of International for Tax Liabilities Incurred in Connection With the Spin-off

     In connection with the spin-off, the Company and International entered into a tax sharing agreement pursuant to which the Company agreed to indemnify International for certain taxes and similar obligations that it might incur if the spin-off does not qualify for tax-free treatment due to any of the following events:

•	the acquisition of a controlling interest in the Company stock after the spin-off;

•	the Company’s failure to continue its business after the spin-off;

•	a repurchase of the Company stock; or

•	other acts or omissions by the Company.

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

Company Officers and Directors May Have Conflicts of Interest Due to Their Ownership of International Common Stock

     Certain of the Company’s directors and executive officers own substantial amounts of International common stock and options to purchase International common stock. Ownership of International common stock by the Company’s directors and officers may create, or appear to create, potential conflicts of interest when directors and officers are faced with decisions that could have different implications for International and the Company.

Company Directors May Have Conflicts of Interest Due to Their Dual Service as Directors of International

     All but three of the Company’s directors also serve as directors (and in one instance an executive officer) of International. Whenever a director of the Company serves as an executive officer or director of another entity such as International, there is the potential for a conflict of interest, in that the fiduciary obligations of an individual to International conflict with the fiduciary obligations to the Company and vice versa. Involvement by these same individuals in the affairs of International specifically creates demands on their time and resources, which may be needed for the Company and its affairs. The Company’s directors resolve all conflicts in accordance with their fiduciary duties and utilize an audit committee to approve all related party transactions as required by Nasdaq Marketplace Rules.

Risks Relating to the Securities Markets and Ownership of Common Stock of the Company

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2004, TO THE THREE MONTHS ENDED JUNE 30, 2003

GROSS PROGRAM RECEIPTS

     Gross program receipts reflect total payments received by the Company. Gross program receipts less program pass-through expenses constitute the Company’s revenues. Program pass-through expenses include all direct costs associated with the Company’s programs, including, but not limited to, costs related to airfare, hotels, meals, ground transportation, guides, professional exchanges, and changes in currency exchange rates.

Quarter ended	June 30, 2004	June 30, 2003
	$72.8 million	$53.7 million

     Gross program receipts increased by approximately $19.1 million or 36% in the second quarter of 2004. The increase is primarily due to traveling approximately 30% more delegates.

NET REVENUE/GROSS MARGIN %

Quarter ended	June 30, 2004	June 30, 2003
	$25.9 million/36%	$18.2 million/34%

     Net revenue increased by approximately $7.7 million or 42% in the second quarter of 2004. The significant increase in net revenue was a direct result of traveling more delegates in the second quarter of 2004. The Company’s gross margin (net revenue as a percentage of gross program receipts) increased from 34% in the second quarter of 2003 to 36% in the second quarter of 2004. The increase in the margin quarter over quarter was driven by continuous program improvement efforts, which includes vendor negotiations and selection; changes to program content; and transportation logistics.

SELLING AND TOUR PROMOTION EXPENSES

Quarter ended	June 30, 2004	June 30, 2003
	$4.9 million	$3.6 million

     Selling and tour promotion expenses increased by 41.3 million or 37% primarily from additional marketing expenditures related to new programs and existing international programs. Also contributing to the increase were additional personnel costs associated with supporting the increase of delegates traveling in the second quarter of 2004.

GENERAL AND ADMINISTRATIVE EXPENSES

Quarter ended	June 30, 2004	June 30, 2003
	$1.4 million	$1.2 million

     General and administrative expenses increased slightly due to the additional personnel costs associated with supporting the increase in delegates traveling in the second quarter of 2004.

OTHER INCOME

Quarter ended	June 30, 2004	June 30, 2003
	$0.3 million	$0.3 million

     Other income consists primarily of interest income generated by cash, cash equivalents and available-for-sale securities. Interest income was comparable quarter over quarter despite higher levels of cash balances quarter over quarter. This resulted primarily from earning a lower rate of return in the second quarter of 2004 of 1.05% compared to the second quarter of 2003 of 1.31%.

INCOME TAX PROVISION

Quarter ended	June 30, 2004	June 30, 2003
	$6.8 million	$4.6 million

     The income tax provision has been recorded based upon the estimated annual effective income tax rate of 34% applied to the pre-tax income as of the quarters ended June 30, 2004 and 2003, respectively.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2004, TO THE SIX MONTHS ENDED JUNE 30, 2003

GROSS PROGRAM RECEIPTS

     Gross program receipts reflect total payments received by the Company. Gross program receipts less program pass-through expenses constitute the Company’s revenues. Program pass-through expenses include all direct costs associated with the Company’s programs, including, but not limited to, costs related to airfare, hotels, meals, ground transportation, guides, professional exchanges, and changes in currency exchange rates.

Six months ended	June 30, 2004	June 30, 2003
	$76.9 million	$56.3 million

     Gross program receipts increased by approximately $20.6 million or 37% for the first six months of 2004. The increase is primarily due to traveling approximately 36% more delegates.

NET REVENUE/GROSS MARGIN %

Six months ended	June 30, 2004	June 30, 2003
	$27.1 million/35%	$19.2 million/34%

     Net revenue increased by approximately $7.9 million or 41% in the first six months of 2004. The significant increase in the net revenue was a direct result of traveling more delegates in the first six months of 2004 than the same period of 2003. The Company’s gross margin (net revenue as a percent of gross program receipts) increased from 34% in the second quarter of 2003 to 35% in the first six months of 2004. The increase in the margin for the first six months of 2004 was driven by continuous program improvement efforts, which includes vendor negotiations and selection; changes to program content; and transportation logistics.

SELLING AND TOUR PROMOTION EXPENSES

Six months ended	June 30, 2004	June 30, 2003
	$8.6 million	$6.5 million

     Selling and tour promotion expenses increased approximately $2.1 million or 33% primarily from increased marketing expenditures related to new programs and existing international programs. Also contributing to the increase were additional personnel costs associated with supporting the expanded delegate base traveling in 2004.

GENERAL AND ADMINISTRATIVE EXPENSES

Six months ended	June 30, 2004	June 30, 2003
	$2.5 million	$2.2 million

     General and administrative expenses increased slightly because of additional personnel costs associated with supporting the expanded delegate base traveling in 2004.

OTHER INCOME

Six months ended	June 30, 2004	June 30, 2003
	$0.5 million	$0.5 million

     Other income in the first six months of 2004 and 2003 consists primarily of interest income generated by cash, cash equivalents and available-for-sale securities. Interest income was comparable despite higher levels of cash balances in 2004. This resulted primarily from earning a lower rate of return in the first six months in 2004 of 1.04% compared to the same period of 2003 of 1.40%.

INCOME TAX PROVISION

Six months ended	June 30, 2004	June 30, 2003
	$5.6 million	$3.8 million

     The income tax provision has been recorded based upon the estimated annual effective income tax rate of 34% applied to the pre-tax income as of the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s business is not capital-intensive. However, the Company does retain funds for operating purposes in order to conduct sales and marketing efforts for future programs and to facilitate acquisitions of other companies.

     Net cash provided by operations for the six months ended June 30, 2004 and 2003, was $35.3 million and $17.5 million, respectively. The increase of $17.8 million in cash flow from operations was primarily related to the increase in net income, participants’ deposits for future travel programs, and an increase in accounts payable and accrued expenses offset by an increase in prepaid program costs and expenses.

     Net cash used in investing activities for the first six months ended June 30, 2004 and 2003, was $28.7 million and $7.0 million, respectively. The $21.7 million increase was primarily related to net activities with the purchase of available-for-sale securities.

     Net cash (used in) provided by financing activities for the six months ended June 30, 2004 and 2003, was $(2.6) million and $0.3 million, respectively. The use of cash in the first six months of 2004 was primarily caused by two dividend payments of $0.11 per share to the Company’s shareholders, and payments for stock repurchased by the Company within the parameters of its stock buy-back program adopted by the Company on May 18, 2004.

     The Company does not have any material capital expenditure commitments for 2004. For a more complete discussion of these and other contractual factors, please refer to the Company’s Form 10-K for the year ended December 31, 2003.

     At June 30, 2004, the Company had $98.9 million of cash, cash equivalents, and available-for-sale securities, including program participant funds of $62.4 million. Deployable cash (see definition in table below) as of June 30, 2004 and 2003 was $40.1 million and $30.8 million, respectively. Participant deposits were $62.4 million and $47.6 million as of June 30, 2004 and 2003. Under the Company’s cancellation policy, a program participant may be entitled to a refund of a portion of his or her deposit, less certain charges, depending on the time of cancellation. Should a greater number of participants cancel their travel in comparison to that to which the Company is accustomed, due to circumstances such as international or domestic unrest, terrorism, or general economic downturn, the Company’s cash balances could be significantly reduced. Cash balances could also be reduced significantly if the financial institutions, which held balances beyond that federally insured, were to become insolvent.

     The Company is continuing to pursue acquisitions of related travel businesses that may require the use of cash and cash equivalents. No such acquisitions are currently pending and no assurance can be given that definitive agreements for any such acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to the Company.

     Management believes that existing cash and cash equivalents and cash flows from operations will be sufficient to fund the Company’s anticipated operating needs, capital expenditures and acquisitions through 2004.

The following is a summary of deployable cash: :

	UNAUDITED		AUDITED
	June 30,		December 31,
	2004	2003	2003
Cash, cash equivalents and available-for- sales equivalents	$98,873	$69,083	$67,525
Prepaid program cost and expenses	27,677	24,362	1,608
Less: Participants’ deposits	(62,404)	(47,608)	(28,220)
Less: Accounts payable/accruals/other liabilities	(24,094)	(15,045)	(8,010)

Deployable cash	$40,052	$30,792	$32,903

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

FOREIGN CURRENCY; HEDGING POLICY

     A majority of the Company’s travel programs take place outside of the United States and most foreign suppliers require payment in currency other than in U.S. dollars. Accordingly, the Company is exposed to foreign currency risks relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. The Company has a program to provide a hedge against certain of these foreign currency risks with less than two years maturity. The Company uses forward contracts that allow the Company to acquire the foreign currency at a fixed price for a specified period of time. Some of the Company’s forward contracts include a synthetic component if a pre-determined trigger occurs during the term of the contract. All of the Company’s derivatives are designated as cash-flow hedges of forecasted transactions.

     The Company accounts for these foreign exchange contracts and options in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For qualifying cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to a forecasted transaction, changes in the fair value of the derivative instrument are reported in other comprehensive income. The gains and losses on the derivative instruments that are reported in other comprehensive income are reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges is recognized in current period earnings. Unrealized gains and losses on foreign currency exchange contracts that are not qualifying cash-flow hedges as defined by SFAS No. 133 are recorded in the statement of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A majority of the Company’s travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, the Company is exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. The Company has a program to provide a hedge against certain of these foreign currency risks with less than two years’ maturity. Currently, the U.S. dollar has significantly weakened against the major currencies that the Company pays most foreign suppliers including the Euro dollar, British pound, Australian dollar and New Zealand dollar. If the U.S. dollar continues to weaken against these four major currencies, the Company faces increased costs to travel a delegate abroad and therefore increased pressure on the gross margin (revenue as a percentage of gross program receipts). The Company is not able to determine whether the impact of the weakening U.S. dollar will be material on the Company’s business, financial condition, cash flows and results of operations. See further discussion of these market risks in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures: As of June 30, 2004, the end of the period covered by this report, the Company’s chief executive officer and its chief financial officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information the Company must disclose in its report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting: In the six months ended, June 30, 2004, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II
OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities (1)

				Maximum Number
			Total Number of	(or Approximate
			Shares	Dollar Value) of
			Purchased as	Shares that May
			Part of	Yet Be
		Average Price	Publicly	Purchased Under
	Total Number of	Paid per	Announced Plans or	the Plans or
Period	Shares Purchased	Share	Programs	Programs
Approved repurchase amount				$5,000,000
May 19, 2004 through May 31, 2004	4,750	21.31	4,750	(101,084)
June 1, 2004 through June 30, 2004	25,191	23.07	25,191	(578,248)

	29,941	$22.89	29,941	$4,320,668,

(1)	On May 18, 2004, the Board of Directors of the Company authorized the repurchase of up to $5.0 million of the Company’s shares of common stock in the open market or through private transactions. During the quarter ended June 30, 2004, the Company repurchased 29,941 shares for $0.7 million. As of June 30, 2004, approximately $4.3 million remained for repurchase under the plan.

Item 4. Submission of Matters to a Vote of Security Holders.

At the annual meeting of shareholders of registrant on May 14, 2004, the following matters were voted upon:

(a)	Election of Directors (1):

Nominee	Votes For	Votes Withheld
Dale F. Frey	9,399,602	20,345
Jeffrey D. Thomas	9,402,076	17,871
Richard D.C. Whilden	9,255,889	164,058

(b)	Ratification of PriceWaterhouseCoopers LLP as registrant’s independent accountants for the year ending December 31, 2004:

Votes For	Votes Against
9,372,336	47,611

(1)	The three directors will hold office for a three-year term or until their respective successors are duly elected and qualified.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

(1)	The Company filed a report on Form 8-K on April 21, 2004, in connection with the dissemination of an earnings release.*

(2)	The Company filed a report on Form 8-K on May 18, 2004, in connection with the dissemination of a share repurchase program.*

*	Report containing information that under Item 12 is not deemed to be “filed” for the purpose of Section 18 of the Exchange Act and the Company is not subject to the liabilities of that section. The Company is not incorporating, and will not incorporate by reference this report into a filing under the Securities Act of 1933, as amended or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASSADORS GROUP, INC.

Date: August 9, 2004	By: /s/ COLLEEN MCCANN-LILLIE
Colleen McCann-Lillie
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002