Form 10-Q
period 2004-09-30
AMBASSADORS GROUP INC
filed 2004-11-09
CIK 1162315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

               ☑     Yes
               ☐     No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: Common stock outstanding as of November 1, 2004: 10,066,592 shares of common stock, $.01 par value.

AMBASSADORS GROUP, INC.
FORM 10-Q QUARTERLY REPORT

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMBASSADORS GROUP, INC.

CONSOLIDATED BALANCE SHEETS
September 30, 2004 and December 31, 2003
(dollars in thousands)

	September 30,	December 31,
	2004	2003
	(UNAUDITED)	AUDITED
ASSETS
Current assets:
Cash and cash equivalents (includes $12 of restricted cash)	$18,715	$33,653
Available-for-sale securities	53,385	33,872
Foreign currency exchange contracts	503	5,209
Prepaid program costs and expenses	4,821	1,608
Other current assets	589	233

Total current assets	78,013	74,575
Property and equipment, net	3,857	2,966
Deferred tax asset	1,589	1,664
Other long-term assets	116	116

Total assets	$83,575	$79,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,789	$2,599
Accrued expenses	5,342	1,836
Participants’ deposits	14,264	28,220
Other liabilities	3,535	3,424
Deferred tax liability	60	1,690
Current portion of long-term capital lease	146	151

Total current liabilities	30,136	37,920
Long-term capital lease	491	592

Total liabilities	30,627	38,512

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; authorized, 20,000,000 shares authorized; 10,046,533 and 10,013,967 shares issued and outstanding at September 30, 2004 and December 31, 2003	101	100
Additional paid-in capital	16,224	17,406
Retained earnings	36,334	19,852
Accumulated other comprehensive income	289	3,451

Total stockholders’ equity	52,948	40,809

Total liabilities and stockholders’ equity	$83,575	$79,321

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three and nine months ended September 30, 2004 and 2003
(dollars in thousands, except per-share amounts)

	Nine Months ended		Three months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net revenues*	$48,505	$35,452	$21,391	$16,231
Operating expenses:
Selling and tour promotion	15,369	12,769	6,777	6,293
General and administrative	3,897	2,979	1,353	811

	19,266	15,748	8,130	7,104
Operating income	29,239	19,704	13,261	9,127
Other income:
Interest and dividend income	755	667	250	177

Income before income taxes	29,994	20,371	13,511	9,304
Income tax provision	10,198	6,926	4,593	3,163

Net income	$19,796	$13,445	$8,918	$6,141

Net income per share – basic	$1.97	$1.36	$0.89	$0.62

Weighted-average common shares outstanding – basic	10,038	9,905	10,047	9,936
Net income per share – diluted	$1.90	$1.33	$0.85	$0.60

Weighted-average common shares outstanding – diluted	10,421	10,112	$10,443	10,220

The accompanying notes are an integral part of the consolidated financial statements.

*See Management’s Discussion and Analysis of Financial Condition and Results of Operation on Gross Program Receipts.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the three months and nine months ended September 30, 2004 and 2003
(dollars in thousands)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$19,796	$13,445	$8,918	$6,141
Unrealized gain (loss) on foreign currency exchange contracts, net of income tax (provision) benefit of $1,600, $41, $(1), and $138	(3,106)	(80)	3	(268)
Unrealized loss on available-for-sale securities, net of income tax (provision) benefit of $30, $24, ($15) and $11	(56)	(37)	29	(20)

Comprehensive income	$16,634	$13,328	$8,950	$5,853

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30, 2004 and 2003
(dollars in thousands)

	2004	2003
Cash flows from operating activities:
Net income	$19,796	$13,445
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	714	725
Deferred income tax provision	75	70
Change in assets and liabilities:
Prepaid program costs and expenses	(3,213)	(1,317)
Accounts payable and accrued expenses	7,807	3,633
Participants’ deposits	(13,956)	(17,929)
Other current assets	(356)	(72)

Net cash provided by(used in) operating activities	10,867	(1,445)

Cash flows from investing activities:
Purchase of available-for-sale securities	(44,108)	(29,457)
Proceeds from sale or maturities of available-for-sale securities	24,497	20,957
Purchase of property and equipment	(1,605)	(453)
Purchase of other investments	—	(13)

Net cash used in investing activities	(21,216)	(8,966)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,023	567
Dividend payment to shareholders	(3,314)	—
Payment on capital lease	(106)	—
Payment of stock repurchased	(2,204)	—

Net (used in) provided by financing activities	(4,601)	567

Net decrease in cash and cash equivalents	(14,950)	(9,844)
Cash and cash equivalents, beginning of period	33,653	29,503

Cash and cash equivalents, end of period	$18,703	$19,659

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF CONSOLIDATION:

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

The following table presents a reconciliation of basic and diluted earnings per share (“EPS”) computations and the number of dilutive securities (stock options). For the three and nine months ended Sept. 30, 2003, the effects of approximately 14,000 and 55,000 stock options, have been excluded from the calculation because the effect would be anti-dilutive. There were no anti-dilutive options for the three months and nine months ended Sept. 30, 2004.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator:
Net income for basic and diluted earnings per share	$19,796	$13,445	$8,918	$6,141

Denominator:
Weighted-average shares outstanding – basic	10,038	9,905	10,047	9,936
Effect of dilutive common stock options	383	207	396	284

Weighted-average shares outstanding – diluted	10,421	10,112	10,443	10,220

Net income per share – basic	$1.97	$1.36	$0.89	$0.62
Net income per share – diluted	$1.90	$1.33	$0.85	$0.60

3.	STOCK INCENTIVE PLAN:

The Company has adopted the disclosure-only provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 123 and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Accordingly, no compensation expense was recognized in the third quarter of 2004 and 2003 for unexercised options related to the stock option plan. Had compensation cost for the Company’s stock option plan been determined based on fair value at the grant dates under the plan consistent with the method of SFAS No. 123, the Company’s net loss and net income per share amounts for the quarter ended September 2004 and 2003, would have been changed to the pro forma amounts indicated below (in thousands except per share data):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income as reported	$19,796	$13,445	$8,918	$6,141
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	231	304	73	108

Pro forma net income	$19,565	$13,141	$8,845	$6,033

Pro forma net income per share – basic	$1.95	$1.33	$0.88	$0.61

Pro forma net income per share – diluted	$1.88	$1.30	$0.85	$0.59

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

     In this Quarterly Report on Form 10-Q, the terms “Company,” “we,” “us,” and “our” refer to Ambassadors Group, Inc.

OVERVIEW

     The Company is a leading educational travel company that organizes and promotes international and domestic programs for students, athletes, and professionals. Youth programs provide opportunities for middle and high school students to learn about the history, government, economy and culture of the foreign and domestic destinations they visit as well as for middle and high school athletes to participate in international sports challenges. The Company’s professional programs emphasize meetings and seminars among delegates and persons in similar professions abroad.

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

International Operations and Natural Occurrences; Travel Industry

     The Company’s operations are subject to special risks inherent in doing business internationally, as substantially most of the Company’s travel programs are conducted outside the United States. Such risks include the adverse effects on operations from war, international and domestic terrorism, civil disturbances, political instability, governmental activities and deprivation of contract rights. Periods of international and domestic unrest have reduced demand for the Company’s travel programs and could have a material adverse effect on the Company’s business and results of operations. Examples of such past events include the attacks on September 11, 2001, the Gulf War in 1991, civil unrest in China in 1989 and the Chernobyl disaster in 1986.

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

Control of the Company by Certain Stockholders

     As of September 30, 2004, John Ueberroth, Joseph Ueberroth and Peter Ueberroth (all family members) beneficially owned in the aggregate approximately 19% of the outstanding shares of the Company’s common stock. Accordingly, they have the ability to exercise effective voting control of the Company, and may elect all of the Company’s directors. The Ueberroths have the ability to determine the outcome of any matter that is voted upon by the Company’s stockholders, including any merger, sale of assets or other change in control of the Company. The Ueberroths’ ownership position, together with the anti-takeover effects of certain provisions contained in the Company’s Certificate of Incorporation and Bylaws, may have the effect of delaying or preventing a change of control of the Company.

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

Company Officers and Directors May Have Conflicts of Interest Due to Their Ownership of International Common Stock

     Certain of the Company’s directors own substantial amounts of International common stock and options to purchase International common stock. Ownership of International common stock by the Company’s directors may create, or appear to create, potential conflicts of interest when directors and officers are faced with decisions that could have different implications for International and the Company.

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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2004, TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

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

Quarter ended	September 30, 2004	September 30, 2003
	$61.2 million	$46.8 million

     Gross program receipts increased by approximately $14.4 million or 31% in the third quarter of 2004. The increase is primarily due to traveling approximately 29% more delegates in the third quarter.

NET REVENUE/GROSS MARGIN %

Quarter ended	September 30, 2004	September 30, 2003
	$21.4 million/35%	$16.2 million/35%

     Net revenue increased by approximately $5.2 million or 32% in the third quarter of 2004. The significant increase in net revenue was a direct result of traveling more delegates in the third quarter of 2004. The Company’s gross margin (net revenue as a percentage of gross program receipts) remained consistent quarter over quarter.

SELLING AND TOUR PROMOTION EXPENSES

Quarter ended	September 30, 2004	September 30, 2003
	$6.8 million	$6.3 million

     Selling and tour promotion expenses increased by $0.5 million or 8% primarily from additional personnel costs associated with supporting the increase of delegates traveling in the third quarter of 2004.

GENERAL AND ADMINISTRATIVE EXPENSES

Quarter ended	September 30, 2004	September 30, 2003
	$1.4 million	$0.8 million

     General and administrative expenses increased approximately $0.6 million due to the additional personnel costs associated with supporting the increase in delegates traveling in the third quarter of 2004, and increased professional fees quarter over quarter.

OTHER INCOME

Quarter ended	September 30, 2004	September 30, 2003
	$0.3 million	$0.2 million

     Other income consists primarily of interest income generated by cash, cash equivalents and available-for-sale securities. Interest income was comparable quarter over quarter despite higher levels of cash balances quarter over quarter. This resulted primarily from earning a lower rate of return in the third quarter of 2004 of 1.40% compared to the third quarter of 2003 of 1.80%.

INCOME TAX PROVISION

Quarter ended	September 30, 2004	September 30, 2003
	$4.6 million	$3.2 million

     The income tax provision has been recorded based upon the estimated annual effective income tax rate of 34% applied to the pre-tax income as of the quarters ended September 30, 2004 and 2003, respectively.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2004, TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

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

Nine months ended	September 30, 2004	September 30, 2003
	$138.0 million	$103.1 million

     Gross program receipts increased by approximately $34.9 million or 34% for the first nine months of 2004. The increase is primarily due to traveling approximately 33% more delegates.

NET REVENUE/GROSS MARGIN %

Nine months ended	September 30, 2004	September 30, 2003
	$48.5 million/35%	$35.5 million/34%

     Net revenue increased by approximately $13.0 million or 37% in the first nine first months of 2004. The significant increase in the net revenue was a direct result of traveling approximately 33% more delegates in the first nine months of 2004 than the same period of 2003. The Company’s gross margin (net revenue as a percent of gross program receipts) increased from 34% to 35% in the first nine months of 2004. The increase in the margin for the first nine months of 2004 was driven by a continuous effort for program excellence, which includes improved operational logistic management and overseas negotiations.

SELLING AND TOUR PROMOTION EXPENSES

Nine months ended	September 30, 2004	September 30, 2003
	$15.4 million	$12.8 million

     Selling and tour promotion expenses increased approximately $2.6 million or 20% primarily from increased marketing expenditures related to the 2005 travel programs. Also contributing to the increase were additional personnel costs associated with supporting the expanded delegate base traveling in 2004.

GENERAL AND ADMINISTRATIVE EXPENSES

Nine months ended	September 30, 2004	September 30, 2003
	$3.9 million	$3.0 million

     General and administrative expenses increased approximately $0.9 million or 30% because of additional personnel costs associated with supporting the expanded delegate base traveling in 2004 as well as increased professional fees.

OTHER INCOME

Nine months ended	September 30, 2004	September 30, 2003
	$0.8 million	$0.7 million

     Other income in the first nine months of 2004 and 2003 consists primarily of interest income generated by cash, cash equivalents and available-for-sale securities. Interest income was comparable despite higher levels of cash balances in 2004. This resulted primarily from earning a lower rate of return in the first nine months in 2004 of 1.43% compared to the same period of 2003 of 1.70%.

INCOME TAX PROVISION

Nine months ended	September 30, 2004	September 30, 2003
	$10.2 million	$6.9 million

     The income tax provision has been recorded based upon the estimated annual effective income tax rate of 34% applied to the pre-tax income as of the nine months ended September 30, 2004 and September 30, 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s business is not capital-intensive. However, the Company does retain funds for operating purposes in order to conduct sales and marketing efforts for future programs and to facilitate acquisitions of other companies.

     Net cash provided by (used in) operations for the nine months ended September 30, 2004 and 2003, was $10.9 million and $(1.4) million, respectively. The increase of $12.3 million in cash flow from operations was primarily related to the increase in net income, timing of participants’ deposits for future travel programs, and an increase in accounts payable and accrued expenses offset by an increase in prepaid program costs and expenses.

     Net cash used in investing activities for the first nine months ended September 30, 2004 and 2003, was $(21.2) million and $(9.0) million respectively. The $12.2 million increase was primarily related to net activities with the purchase of available-for-sale securities and purchase of property and equipment.

     Net cash (used in) provided by financing activities for the nine months ended September 30, 2004 and 2003, was $(4.6) million and $0.6 million, respectively. The use of cash in the first nine months of 2004 was primarily due to three quarterly dividend payments of $0.11 per share to the Company’s shareholders, and payments for stock repurchased under the Company’s stock buy-back program.

     The Company does not have any material capital expenditure commitments for 2004. For a more complete discussion of these and other contractual factors, please refer to the Company’s Form 10-K for the year ended December 31, 2003.

     At September 30, 2004, the Company had $72.1 million of cash, cash equivalents, and available-for-sale securities, including program participant funds of $14.3 million. Deployable cash (see definition in table below) as of September 30, 2004 and 2003 was $46.8 million and $37.0 million, respectively. Participants’ deposits were $14.3 million and $8.0 million for the first nine months ended September 30, 2004 and 2003. Under the Company’s cancellation policy, a program participant may be entitled to a refund of a portion of his or her deposit, less certain charges, depending on the time of cancellation. Should a greater number of participants cancel their travel in comparison to what the Company is accustomed due to circumstances such as international or domestic unrest, terrorism, or general economic downturn, the Company’s cash balances could be significantly reduced. In addition, cash balances could be reduced significantly if the financial institutions which held balances beyond that federally insured were to become insolvent.

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

The following is a summary of deployable cash:

	UNAUDITED		AUDITED
	September 30,		December 31,
	2004	2003	2003
Cash, cash equivalents and available-for-sales equivalents	$72,101	$49,993	$67,525
Prepaid program cost and expenses	4,821	2,833	1,608
Less: Participants’ deposits	(14,264)	(7,972)	(28,220)
Less: Accounts payable/accruals/other liabilities	(15,812)	(7,874)	(8,010)

Deployable cash	$46,846	$36,980	$32,903

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures: As of September 30, 2004, the end of the period covered by this report, the Company’s chief executive officer and its chief financial officer reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information the Company must disclose in its report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting: In the nine months ended, September 30, 2004, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II
OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities (1)

				Maximum Number
			Total Number of	(or Approximate
			Shares	Dollar Value) of
			Purchased as	Shares that May Yet
	Total Number	Average	Part of Publicly	Be
	of	Price	Announced	Purchased Under
	Shares	Paid per	Plans or	the Plans or
Period	Purchased	Share	Programs	Programs
Amount available for repurchase at June 30, 2004				$4,320,668
July 1, 2004 - July 31, 2004	11,361	$23.76	11,361	$4,050,714
August 1, 2004 -August 31, 2004	2,000	25.60	2,000	3,999,514
September 1, 2004 - September 30, 2004	43,960	27.38	43,960	2,796,042

	57,321	$25.58	57,321	$2,796,042

(1)	On May 18, 2004, the Board of Directors of the Company authorized the repurchase of up to $5 million of the Company’s shares of common stock in the open market or through private transactions. During the quarter ended September 30, 2004, the Company repurchased 57,321 shares for $ 1.5 million. As of September 30, 2004, approximately $2.8 million remained available for repurchase under the plan.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits:

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

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

AMBASSADORS GROUP, INC.

Date: November 9, 2004	By:	/s/ COLLEEN MCCANN-LILLIE
Colleen McCann-Lillie
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002