Form 10-K
period 2004-12-31
AMBASSADORS GROUP INC
filed 2005-03-14
CIK 1162315

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
☑ Yes ☐ No

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the Common Stock on the Nasdaq National Market on June 30, 2004, was $195,007,000. Shares of Common Stock held by each executive officer and director, and by each entity that owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the registrant’s Common Stock outstanding as of February 22, 2005 was 10,132,160.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement relating to the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

Forward-Looking Statements

     Statements contained in this Annual Report on Form 10-K of Ambassadors Group, Inc. which are not historical in nature, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, without limitation, statements that relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements reflect our beliefs or current expectations with respect to, among other things, trends in the travel industry, our business and growth strategies, our use of technology, our ability to integrate acquired businesses, and fluctuations in our results of operations.

     Forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include factors affecting the travel industry generally, competition, our ability to successfully integrate the operations of existing or acquired companies, and a variety of factors such as conflict in Iraq and the Middle East, periods of international unrest, the outbreak of disease, changes in the direct-mail environment, recession, weather conditions and concerns for passenger safety that could cause a decline in travel demand, as well as the risk factors set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that may Affect Operating Results,” and other factors as may be identified from time to time in our filings with the Securities and Exchange Commission or in our press releases. All forward-looking statements are expressly qualified in their entirety by these factors and all related cautionary statements. We do not undertake any obligation to update any forward-looking statements.

PART I

Item 1. Business

OVERVIEW

     Our business has been active since Ambassadors International, Inc. (“International”) was founded in 1967. Prior to February 28, 2002, Ambassadors was a wholly-owned subsidiary of International. Effective February 28, 2002, we spun off from International by virtue of a special stock dividend to International’s stockholders of all of the outstanding shares of our Company that International owned (the “Distribution”). Beginning March 1, 2002, Ambassadors operated as an independent stand-alone company. Trading of Ambassadors’ Common Stock on the Nasdaq National Market began on March 1, 2002 under the symbol “EPAX.”

     Our business consists of several specialized private-label educational travel programs, including (i) the “People to People Student Ambassador Programs” (“Student Ambassador Programs”), which provide opportunities for middle school and high school students to visit domestic and foreign destinations to learn about the history, government, economy and culture of such countries, (ii) the “People to People Sports Ambassador Programs” (“Sports Ambassador Programs”), which provide opportunities for middle school and high school athletes to participate in international sports challenges, (iii) the “People to People Leadership Summit,” “People to People Future Leaders Summit,” and “World Leadership Forum” (“Conference Programs”), which provide domestic travel experiences for grade school and high school students emphasizing leadership, community involvement, and government education, and (iv) the “People to People Ambassador Programs” (“Professional Ambassador Programs”), which provide foreign travel experiences for professionals, with emphasis on meetings and seminars between participants and persons in similar professions abroad.

     Since International’s initial public offering in 1995, we expanded our operations primarily through internal growth and two acquisitions of travel businesses. Since 1983, we have organized programs for more than 263,000 students, adults and athletes. Our educational travel programs feature visits abroad, including, but not limited to, Antarctica, Australia, China, France, Germany, Great Britain, Italy, South Africa, and New Zealand. In 2004, more than 31,000 participants traveled on our programs to more than 35 countries on seven continents.

     We believe that our 38 years of continuous experience, relationships arising from organizing travel programs, and our association with People to People International (“People to People”) have provided the foundation for our Company. This foundation allows us to develop and maintain strong strategic alliances and a competitive edge in the travel industry at a competitive program cost. This foundation also allows us to provide high quality and unique educational programs and customer service. We intend to grow our business internally through marketing enhancements, new programs and strategic alliances, and may make selective acquisitions of and joint agreements with travel-, education-, and direct marketing-related businesses.

     Our principal offices are located in Spokane, Washington.

BUSINESS

     Ambassadors organizes and promotes educational travel programs for students, professionals and athletes, principally using the People to People name. People to People International (“People to People”) is a private, non-profit organization dedicated to the promotion of world peace through cultural exchange.

     People to People was founded by President Dwight D. Eisenhower in 1956 and was originally administered by the U.S. State Department. Eight U.S. Presidents since President Eisenhower have served as honorary chairman of People to People, including President George W. Bush, who currently holds that position. Mary Eisenhower, the president and chief executive officer of People to People, also continues her grandfather’s legacy by serving the organization.

     Ambassadors has the exclusive right to develop and conduct student programs for kindergarten through high school students using the People to People name. We also have the non-exclusive right to develop, market and operate programs for professionals, college students and athletes using the People to People name. However, at the present time, Ambassadors is the only entity that has been given this right by People to People. These rights, granted pursuant to agreements with People to People, expire in 2010 and, at our election, may be extended through 2020.

Student Ambassador Programs

     Our Student Ambassador Programs provide an educational opportunity for students in grade school, middle school and high school to travel to one or more foreign countries or domestically, to learn about the history, government, economy and culture of such countries. We market our Student Ambassador Programs through a combination of direct mail and local informational meetings from August through February. Representatives of the Company review candidate applications and conduct selection interviews throughout the country. Accepted applicants participate in orientation meetings to prepare for their educational travel program.

     Our Student Ambassador Program delegations depart during the summer months, June through August, and generally travel for approximately 14 to 23 days, during which time each delegation visits one or more countries. Each delegation generally consists of approximately 30 to 40 students and several teachers who act as the delegations’ leaders, and local guides in each country assist the delegations for the duration of each program. Teachers and students comprising a delegation generally come from the same locale.

     Programs are designed by our staff of international planners and researchers to provide an educational and entertaining travel experience by exposing students to the history, government, economy and culture of the country or countries visited. In each country, we have contracts with program coordinators to provide day-to-day oversight of the programs. Additionally, a local guide trained by us accompanies the group throughout the duration of its program. In many instances, we also provide students with the opportunity for a home stay (a brief stay with a host family), which gives students a glimpse of daily life in the visited country.

     Students who complete certain written assignments and other projects can receive high school and university credit for their participation in the program. Universities recognizing academic credit include, but are not limited to, Stanford University, the University of California, Los Angeles, the University of Washington, MIT (Mass Institute of Technology), Brown University, Johns Hopkins University, Columbia University, Cornell University, Dartmouth College, and Georgetown University. In addition, high school students who successfully complete the program may be eligible to receive service learning credits, which have become a high school graduation requirement in many curricula countrywide.

Sports Ambassador Programs

     Our Sports Ambassador Programs provide an opportunity for student athletes in middle school and high school to explore the host country’s culture and to participate in international tournaments with teams from across the world in up to eight different sports. We market our Sports Ambassador Programs through a combination of direct mail and local informational meetings during the months of January to March. Interested athletes apply to the program and are interviewed by our representatives, after which the selected athletes are accepted for the program.

     Participants in the Sports Ambassador Programs depart during the summer months, June through August, and travel for approximately nine to 14 days. Teams are formed based on gender and age, and most teams comprise athletes from several different states. During a three to four day training camp, all athletes participate in an individual skill assessment, after which rosters are formed to ensure balanced and competitive teams. After the formation of rosters, the rest of the training camp focuses on team practice and fundamentals in preparation for the ensuing tournament competition. In each tournament, we have contracts with overseas tournament organizers to provide day-to-day oversight of the programs. Additionally, athletes are exposed to international culture through educational excursions which we arrange.

     Athletes who complete certain written assignments and projects can receive high school and university credit for their participation in the program. Universities recognizing academic credit include, but are not limited, to Stanford University, the University of California, Los Angeles and Georgetown University. All athletes who successfully complete the program are eligible to receive service learning credits, which have become a high school graduation requirement in many curricula countrywide.

Conference Programs

     Our Conference Programs provide the opportunity for motivated students with academic promise, leadership potential and a desire to serve their communities to travel domestically and internationally to exchange ideas with renowned speakers, field specific experts, professional educators and their peers. This program is specifically designed for students in middle school and high school. In addition to the academic coursework, delegates engage in specially designed team-building and leadership-building exercises.

     We market the Conference Programs through a direct mail marketing effort throughout the year. Our Conference Programs also travel throughout the year for approximately seven to ten days. They include group discussions, workshops, educational meetings and other social and recreational activities. Programs originate from our internal marketing and research staff, who identify academic topics, speakers and facilitators.

     Delegates traveling on these programs may receive transferable high school or university credits as part of the academic program. Universities recognizing academic credit include, but are not limited to, Stanford University, the University of California, Los Angeles, the University of Washington, MIT (Mass Institute of Technology), Brown University, Johns Hopkins University, Columbia University, Cornell University, Dartmouth College, and Georgetown University. In addition, students who successfully complete the program may be eligible to receive service learning credits, which have become a high school graduation requirement in many curricula countrywide.

Professional Ambassador Programs

     Our Professional Ambassador Programs provide professionals with common interests the opportunity to travel abroad to meet and exchange ideas with foreign citizens who have similar backgrounds, interests or professions. Professional Ambassador Programs are developed and travel throughout the year. Direct mail invitations are sent to candidate delegates approximately six to eight months prior to the travel period for the delegation. Each program is designed to meet the interests of the individual participants, and travel for eight to twelve days, with an optional additional cultural exchange following each program. Programs originate from our internal development and research staff, who identify potential delegation topics and leaders. Professional programs have been conducted in such areas as agriculture, economics, education, law, medicine and science, and within the legal and medical fields. Many of our professional programs provide continuing educational credit for the participants as part of the program experience. Continuing education credits are granted through alliances with professional and academic institutions, including the American College of Medical Quality, the University of Pittsburg, the American Bar Association, many state bar associations and other professionally relevant associations and societies.

     We believe that our Professional Ambassador Programs provide participants with enriching experiences and deeper understandings of foreign cultures and people than visits arranged independently or through travel agencies. Unlike travel programs provided by travel agencies, these professional exchanges are intended largely as working programs, with a significant amount of the participant’s time involved in organized meetings, seminars and round-table discussions with their foreign counterparts, visits to major foreign facilities and institutions, and informal gatherings with foreign counterparts. Each program is led by a delegation leader chosen by the Company based upon his or her recognition in the field and expertise regarding the special focus of the particular program.

Academic Accreditation

     During 2004, we gained academic accreditation through the Northwest Association of Accredited Schools and developed the Washington School of World Studies to provide an opportunity for middle school, junior high and high school students to earn academic credit through their participation in the Student Ambassador Program, Sports Ambassador Program or the Conference Program. The courses offered by the Washington School of World Studies emphasize the total learning experience of the participant while preparing for and participating in the selected program. In addition to elective academic credit, students are also eligible to earn service learning credits by successfully completing the programs.

Strategic Alliances

     Alliances with Students on Ice, Inc. and Full On (Europe) Limited provide adventure and quality for our Student Ambassador Programs. These agreements prescribe the nature, scope and pricing of the travel services provided to our delegates.

     Through our Student Ambassador Programs, we organize certain specialty travel programs to North American destinations, and we have entered into an alliance with Yosemite National Institutes, a non-profit organization with operations in Yosemite National Park, Olympic National Park and Golden Gate National Recreation Area. Our agreement with Yosemite National Institutes prescribes the nature, scope and pricing of the travel services provided by Yosemite National Institutes to our delegates. The agreement with Yosemite National Institutes is exclusive, except that Yosemite National Institutes may conduct its own programs.

     Through our Sport Ambassador Programs, we have agreements with the Amateur Athletic Union, Young American Bowling Alliance, and American Youth Soccer Organization to offer international travel for its players. These agreements currently do not generate significant revenues.

     We have also entered into strategic alliances to further introduce innovative, educational travel experiences both internationally and domestically. Such strategic alliances include that with the National Society of High School Scholars. Alliances also include those with the American College of Medical Quality, the American Bar Association and the University of Pittsburgh to provide continuing education credits on our Professional Ambassador Programs.

Service Marks

     We have registered or applied for a variety of service and trademarks, including, but not limited to the names “Initiative for Understanding,” “People to People Student Ambassador Program,” “People to People Sports Ambassador Program” and “Eisenhower Scholar.” In addition, we have the right, subject to certain exceptions, to use People to People’s name, service mark and logo for use in our marketing. We believe that the strength of our service and trademarks is valuable to our business and intend to continue to protect and promote our marks as appropriate. We believe that our business is not overly dependent upon any trademark or service mark.

Insurance

     We maintain insurance coverage that we believe is adequate for our business, including, but not limited to, professional and general liability insurance. We also maintain insurance coverage on our leased real property and personal property on a replacement cost basis. There is no assurance that the insurance maintained by us will be adequate in the event of a claim, or that such insurance will continue to be available in the future.

Employees

     On December 31, 2004, we employed 183 employees, of which 178 were full-time employees. Of the Company’s full-time employees, 170 are located in Spokane, Washington, four are located in California, one is located in Boise, Idaho, one is located in Denver, Colorado, and two are located in the Washington, D.C. area. The Company has 138 full-time employees engaged in selling and tour promotion and 40 full-time employees in general and administrative positions. We also employ a temporary workforce on a seasonal basis to assist with our direct marketing efforts in recognition of the fact that Ambassadors’ travel programs are seasonal in nature. None of our employees are subject to collective bargaining agreements or are represented by a union. We believe that our labor relations are good.

Competition

     The travel industry and the educational segment within the travel industry are highly competitive. Our Student Ambassador Programs, Sport Ambassador Programs, and Conference Programs compete with similar educational travel programs operated by other individuals and organizations, as well as independent programs organized and sponsored by local teachers with the assistance of local travel agents. Our Sports Ambassador Programs also compete with independent organizations, which coordinate and travel already intact teams for international competition. Professional Ambassador Programs compete with independent professional associations that sponsor and organize their own travel programs through the assistance of local travel agents, and other organizations that design travel programs and continuing professional education for adults.

     We believe that the principal basis of competition in the educational segment of the market is the quality and uniqueness of the educational program offered, customer service, reputation and program cost. We believe that our 38 years of experience organizing student and professional educational programs and established relationships with public officials, organizations and residents in countries where we provide programs, as well as our agreements with People to People, allow us to provide an educational opportunity that is not easily duplicated by competitors’ programs.

     We believe the barriers to entry are relatively low for any future competitors. Certain organizations engaged in the travel business could have substantially greater financial, marketing and sales resources than we do. There can be no assurance that our present or future competitors will not exert significant competitive pressures on us in the future.

Available Information

     We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that require us to file, most often electronically, reports, proxy and information statements, and other information with the Securities and Exchange Commission (“SEC”). The public may read and copy our filings at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public can obtain information on the operation of the Public Reference Room by calling 800-

SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Similarly, we maintain a website at www.AmbassadorsGroup.com. We make available, free of charge, on this website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practical after, and in any event on the same day as, such material is electronically filed with or furnished to the SEC.

BUSINESS STRATEGY

     We believe that high quality programs and exceptional customer service are and will remain key elements of our success. Our strategy is to maintain quality standards while increasing the volume of business. To grow the business, we intend to (i) expand the marketing and travel volume of existing student, sport, conference and professional educational travel programs, (ii) introduce new student, sport, conference and professional travel programs independently and through strategic alliances, and (iii) pursue acquisition opportunities.

Expand the Marketing and Travel Volume

     U.S. Census data projects that there will be more than 41.2 million people in the 10 to 19 year-old age range by 2010. We believe that a large number of qualified students in this age group are not aware of the Company’s youth travel programs. In light of these factors, we intend to improve our marketing techniques by targeting additional age groups, making greater use of referrals from teachers, parents and past student travelers, and expanding and refining our extensive databases of potential participants.

     According to U.S. Census data, the number of Americans 45 to 74 years old is expected to grow substantially, increasing to more than 98.1 million people in 2010, from 77.8 million people in 2000. This trend is expected to benefit us, since this population segment historically has been the most likely to participate in one of our professional travel programs. In addition, we believe that American adults interested in traveling abroad will increasingly seek convenient and unique experiences. Consequently, we believe that the opportunity exists to expand the professional educational travel programs by continuing to improve the quality and number of specialty professional programs, including professional education credit opportunities and by exploring new country destinations. We continue to look for alliances with partners that have strong brand recognition and access to well defined customer segments.

Introduce New Programs

     We continually seek to develop and introduce additional innovative and educational travel experiences. We intend to continue to maintain our contacts with foreign governmental agencies and officials and intend to continue to utilize these and other foreign contacts to organize opportunities for our program delegates that other travel programs do not currently offer. In addition, we may develop new youth travel programs organized around common extracurricular activities such as sports, science, nature and music.

Pursue Acquisition Opportunities

     We consider the travel and youth education industries encompassed by our business to be large and fragmented, which present attractive acquisition opportunities. We believe that these industries’ large size and fragmentation provides an opportunity for acquisitions of businesses that are either compatible with our current business or represent a developing specialty segment.

Item 2. Properties

     Our principal executive offices, consisting of approximately 48,000 square feet, are located in Spokane, Washington, and are occupied pursuant to a lease that expires December 31, 2009. The lease currently provides for monthly rental payments of approximately $37,000. We renewed our lease in December 2004 with terms consistent with the expiring lease.

     We also occupy additional office space totaling approximately 11,000 square feet in Spokane, Washington, pursuant to a lease which expires December 31, 2009. The lease was extended an additional two years during 2004. Current monthly rent is approximately $4,400 per month, with increases specified in the lease.

     We occupy additional space totaling approximately 4,800 square feet in Spokane, Washington, primarily for storage of corporate records. We renewed this lease in 2004 with terms consistent with the expiring lease. The lease term was extended to December 31, 2009. Current monthly rent is approximately $1,000 per month.

     We believe that our existing facilities are sufficient to meet our present needs and anticipated needs for the near future. However, additional facilities may be required in connection with future business acquisitions as we continue to grow.

Item 3. Legal Proceedings

     We are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to our business, the outcome of which we believe will not have a material adverse affect on our business, financial condition, cash flows or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

     Our Common Stock has been traded on the Nasdaq National Market under the symbol EPAX since March 1, 2002. Prior to March 1, 2002, there was no public trading market for our equity securities. As of February 22, 2005, the last reported sale price of our Common Stock was $34.14.

     The following table sets forth the high and low sale prices of a share of our Common Stock as reported on the Nasdaq National Market on a quarterly basis for our fiscal years ended December 31, 2004 and 2003:

	High	Low
Quarter ended March 31, 2004	$24.79	$21.47
Quarter ended June 30, 2004	$25.61	$20.59
Quarter ended September 30, 2004	$29.20	$22.18
Quarter ended December 31, 2004	$36.00	$27.41

Quarter ended March 31, 2003	$13.34	$11.64
Quarter ended June 30, 2003	$15.29	$11.70
Quarter ended September 30, 2003	$18.81	$13.85
Quarter ended December 31, 2003	$24.16	$16.75

Holders of Record

     As of February 22, 2005, there were approximately 38 holders of record of our Common Stock. This number does not include beneficial owners holding shares through nominee or street name.

Dividends

     In November 2003, the Board of Directors initiated a dividend policy paying $0.44 per share annually, distributable at $0.11 per share on a quarterly basis. In November 2004, the Board of Directors increased the dividend policy, paying stockholders $0.52 per share annually, distributable at $0.13 per share on a quarterly basis. Our Board of Directors declared the following dividend payments:

Declaration Date	Record Date	Payment Date	Dividend Per Share
November 7, 2003	November 24, 2003	December 8, 2003	$0.11
February 24, 2004	March 9, 2004	March 23, 2004	$0.11
May 14, 2004	June 1, 2004	June 16, 2004	$0.11
August 13, 2004	August 30, 2004	September 14, 2004	$0.11
November 19, 2004	December 6, 2004	December 21, 2004	$0.13
February 11, 2005	February 28, 2005	March 15, 2005	$0.13

     Each quarter, our Board of Directors will review the dividend payment assessing the amount, timing and alignment with its strategic direction.

Transfer Agent and Registrar

     Mellon Investor Services LLC serves as transfer agent and registrar of our Common Stock.

Equity Compensation Plan Information

     The following tables provide information as of December 31, 2004 about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans.

(c)
Number of securities remaining
	(a)	(b)	available
	Number of securities to	Weighted-average	for future issuance under equity
	be issued upon exercise	exercise price of	compensation plans (excluding
	of outstanding options,	outstanding options,	securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	1,137,500	$ 13.75	305,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,137,500	$ 13.75	305,000

Issuer Purchases of Equity Securities

				Maximum Number
			Total Number of	(or Approximate
			Shares	Dollar Value) of
			Purchased as	Shares that May Yet
	Total Number	Average	Part of Publicly	Be
	of	Price	Announced	Purchased Under
	Shares	Paid per	Plans or	the Plans or
Period	Purchased	Share	Programs	Programs
Amount available for repurchase at September 30, 2004				$2,796,042
October 1, 2004 – October 31, 2004	10,291	$26.00	10,291	2,528,430
November 1, 2004 –November 31, 2004	—	—	—	2,528,430
December 1, 2004 – December 31, 2004	—	—	—	2,528,430
	10,291	$26.00	10,291	$2,528,430

Item 6. Selected Financial Data

     This section presents our historical financial data which should be read carefully with the financial statements included in this Form 10-K, including the notes to the consolidated financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The statement of operations data for each of the years in the three-year period ended December 31, 2004, and the balance sheet data as of December 31, 2004 and 2003 have been derived from audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ending December 31, 2001 and 2000 and the balance sheet data as of December 31, 2002, 2001 and 2000 has been derived from the audited financial statements, which are not included in this Form 10-K. The financial data as of December 31, 2001 and 2000 and for the years then ended and for the period January 1, 2002 through February 28, 2002, have been carved out from the consolidated financial statements of International using the historical operating results and historical bases of the assets and liabilities of International’s business, which we comprised. Historical results are not necessarily indicative of future results.

	December 31,
	2004	2003	2002	2001 (B) (D)	2000 (D)
	(in thousands, except per share data)
Statement of Operations data:
Net revenue (A)	$51,824	$37,665	$36,090	$43,414	$40,322
Selling and tour promotion expenses	$22,616	$18,534	$15,632	$18,734	$20,318
General and administrative expenses	$6,537	$4,566	$5,131	$6,189	$4,675
Write-down of intangible assets	$—	$—	$—	$5,937	$—
Operating income	$22,671	$14,565	$15,327	$12,554	$15,329
Net income after tax	$15,647	$10,154	$10,798	$9,488	$11,056
Earnings per share – basic	$1.56	$1.02	$1.10	$0.97	$1.13
Earnings per share – diluted	$1.50	$1.00	$1.06	$0.97	$1.13
Balance sheet data:
Cash, cash equivalents and available-for-sale securities (C)	$87,557	$67,525	$51,399	$39,773	$71,543
Total assets	$97,516	$79,321	$58,517	$46,123	$81,142
Total stockholders’ equity	$49,501	$40,809	$27,860	$24,839	$53,554
Other key financial measures:
Cash flow from operating activities	$27,906	$17,255	$21,382	$6,994	$25,386
Cash flow (used in) from investing activities	$(20,997)	$(13,139)	$1,259	$16,683	$(35,399)
Cash flow (used in) from financing activities	$(5,825)	$34	$(9,668)	$(37,462)	$7,231
Deployable cash (E1)	$43,180	$32,903	$22,773	$20,493	$45,967
Free cash generated (E2)	$15,611	$13,879	$11,834	$12,324	$13,649
Return on adjusted equity (E3)	37%	32%	42%	24%	25%

(A)	Net revenue is a function of gross program receipts less program pass-through expenses. Program pass-through expenses include all direct costs associated with our programs, including but not limited to costs related to airfare, hotels, meals, ground transportation, guides, professional exchanges and changes in currency exchange rates. Gross program receipts during the years ended December 31, 2004, 2003, 2002, 2001, and 2000, were $147.1 million, $108.6 million, $97.1 million, $116.3 million, and $107.8 million, respectively.

(B)	Excluding the effects of a write-down of intangible assets during the year ended December 31, 2001, operating income, net income after tax, and basic and diluted earnings per share would have been $18.5 million, $13.2 million, and $1.35, respectively.

(C)	Cash and cash equivalents and available-for-sale securities include restricted cash equivalents of a nominal amount at December 31, 2004, 2003, 2002 and 2001 and the amount of $112,000 for the period ended December 31, 2000.

(D)	Earnings per share – basic and diluted are calculated using our Common Stock, which was split in April 2001 and February 2002 in anticipation of our spin-off from International. Our Common Stock was split and 9,813,140 shares became issued and outstanding. Shares outstanding for the years ended December 31, 2001 and 2000, and as of December 31, 2001, have been retroactively adjusted for this stock split.

Earnings per share – diluted are calculated using stock options, which were originally granted under International and converted to our options on February 28, 2002 in connection with our spin-off from International. The dilutive effect of these converted stock options is excluded from our earnings per share calculation for the years ended December 31, 2001 and 2000, as they were not our options.

(E)	See below for reconciliation and description of non-GAAP financial measures.

     Non-GAAP Financial Measures

     We analyze our performance on a net income, cash flow and liquidity basis in accordance with generally accepted accounting principles (“GAAP”) as well as on a non-GAAP operating, cash flow and liquidity basis referred to below as “non-GAAP operating results” or “non-GAAP cash flows and liquidity measures.” These measures and related discussions are presented as supplementary information in this analysis to enhance the readers’ understanding of, and highlight trends in, our core financial results. Any non-GAAP financial measure used by us should not be considered in isolation or as a substitute for measures of performance or liquidity prepared in accordance with GAAP.

(E1)	Deployable cash: Deployable cash is a non-GAAP liquidity measure. Deployable cash is calculated as the sum of cash and cash equivalents, available for sale securities and prepaid program costs and expenses less the sum of accounts payable, accrued expenses and other short-term liabilities (excluding deferred taxes), participant deposits and the current portion of long-term capital lease. Management believes this non-GAAP measure is useful to investors in understanding the cash available to deploy for future business opportunities.

     Deployable Cash Reconciliation

	2004	2003	2002	2001	2000
Cash and cash equivalents and available-for-sale securities	$87,557	$67,525	$51,399	$39,773	$71,543
Prepaid program costs and expenses	2,461	1,608	1,516	1,501	1,006
Less: accounts payable	(1,390)	(2,599)	(2,181)	(2,521)	(2,076)
Less: accrued expenses and other short-term liabilities (excluding deferred taxes)	(6,693)	(5,260)	(2,060)	(1,709)	(1,743)
Less: participant deposits	(38,608)	(28,220)	(25,901)	(16,551)	(22,763)
Less: current portion of long-term capital lease	(147)	(151)	—	—	—

Total deployable cash at December 31	$43,180	$32,903	$22,773	$20,493	$45,967

(E2)	Free cash generated: Free cash generated is a non-GAAP cash flow measure. Free cash generated is calculated as cash flow from operations less change in participant deposits less purchase of property and equipment. Management believes this non-GAAP measure is useful to investors in understanding the cash generated within a calendar year for future use in operations. The change in participant deposits is excluded, as the cash related to such deposits is limited in use until travel has occurred.

     Free Cash Generated Reconciliation

	2004	2003	2002	2001	2000
Cash flow from operations as reported	$27,906	$17,255	$21,382	$6,994	$25,386
Change in participant deposits	(10,388)	(2,319)	(9,350)	6,212	(10,756)
Purchase of property and equipment	(1,907)	(1,057)	(198)	(882)	(981)

Total free cash generated	$15,611	$13,879	$11,834	$12,324	$13,649

(E3)	Return on adjusted equity: Return on adjusted equity is a non-GAAP operating result. Average adjusted equity is calculated as the average of stockholders equity at January 1 less other comprehensive income at January 1 and stockholders equity at December 31 less other comprehensive income at December 31. Other comprehensive income is excluded from the calculation as it represents the marking to market of certain foreign exchange contracts designated as cash flow hedges. As management fully intends to use the foreign exchange contracts for their stated purpose the amounts related to the marking to market of these cash flow hedges do not reflect the equity generated from past performance, which has been reinvested in our Company. We believe this non-GAAP measure is useful to investors in understanding the performance of equity maintained in the business from past earnings net of any dividends and share repurchases distributed to stockholders.

     Return on Adjusted Stockholders’ Equity Reconciliation

	2004	2003	2002	2001	2000
Stockholders’ equity at January 1, as reported	$40,809	$27,860	$24,839	$53,554	$34,634
Less: other comprehensive income at January 1	3,451	1,155	(340)	401	(232)
Plus: stockholders’ equity at December 31, as reported	49,501	40,809	27,860	24,839	53,554
Less: other comprehensive income at December 31	1,645	3,451	1,155	(340)	633
Average adjusted stockholders’ equity (the sum of the above divided by two)	$42,607	$32,032	$25,942	$39,166	$43,894
Net income	$15,647	$10,154	$10,798	$9,488	$11,056
Return on adjusted equity	37%	32%	42%	24%	25%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the selected consolidated financial data and our consolidated financial statements and the notes thereto included in this Annual Report.

Executive Overview

     Ambassadors is a leading educational travel company that organizes and promotes international and domestic programs for students, athletes and professionals. Youth programs provide opportunities for grade school, middle school and high school students to learn about the history, government, economy and culture of the foreign and domestic destinations they visit as well as for middle and high school athletes to participate in international sports challenges. Our conference programs provide educational opportunities for middle school and high school students to learn leadership, government, college admissions and community involvement skills at domestic destinations. Our professional programs emphasize meetings and seminars between delegates and persons in similar professions abroad.

     We were founded in 1967 and were reincorporated in Delaware in 1995, when we were purchased and consolidated with International. We composed the operations of the former Education Group segment of International. On January 25, 2002, the Board of Directors of International approved the distribution of all of our Common Stock to International’s stockholders (the “Spin-Off”). The International Board of Directors declared a dividend of our Common Stock to the International’s stockholders of record on February 4, 2002. The dividend was distributed after the close of business on February 28, 2002, in the amount of one share of our Common Stock for each outstanding share of International common stock. The distribution of Common Stock was intended to be tax-free to us and to our stockholders, and International received a favorable Internal Revenue Service private letter ruling to that effect. Beginning March 1, 2002, we operated as an independent stand-alone company and trading of our Common Stock began on the Nasdaq National Market under the ticker symbol “EPAX.”

     The consolidated financial statements include the accounts of Ambassadors Group, Inc., and our wholly owned subsidiaries, Ambassador Programs, Inc., Ambassadors Specialty Group, Inc., and Ambassadors Unlimited, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation.

     The consolidated financial statements for the period January 1, 2002 through February 28, 2002, have been carved out from the consolidated financial statements of International using the historical operating results and historical bases of the assets and liabilities of International’s business, which we comprised. Accordingly, the historical financial information presented herein does not necessarily reflect what our Company’s financial position, operating results and cash flows would have been had we been a separate, stand-alone entity during the periods presented. See Notes to Consolidated Financial Statements, Note 1.

     We have a single operating segment consisting of the educational travel and sports programs for students, athletes and professionals. These programs have similar economic characteristics, offer comparable products to delegates, and utilize similar processes for program marketing.

Our Gross Receipts and Accounting Structure

     Gross program receipts reflect total payments received by us. Gross program receipts less program pass-through expenses constitute our revenues. Program pass-through expenses include all direct costs associated with our programs, including, but not limited to, costs related to airfare, hotels, meals, ground transportation, guides, professional exchanges and changes in currency exchange rates. We recognize gross program receipts, pass-through expenses and revenues upon the departure of the program. Our policy is to obtain payment for substantially all travel services prior to entering into commitments for incurring expenses relating to such travel. Operating expenses, which are expensed as incurred, are the costs related to the creation of programs, promotional materials and marketing costs, salaries, rent, other general and administrative expenses and all ordinary expenses.

Our Seasonality

     Our business is seasonal. The majority of our travel programs occur in June and July of each year. We have historically earned more than 90 percent of our annual revenues in the second and third quarters, which we anticipate will continue for the foreseeable future. Historically, these seasonal revenues have more than offset operating losses incurred during the rest of the year. Our annual results would be adversely affected if our revenues were to be substantially below seasonal norms during these periods. Our operating results may fluctuate as a result of many factors. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Operating Results” for further explanation.

Our Foreign Exposure

     The majority of our programs take place outside the United States and most foreign suppliers require payment in local currency rather than in U.S. dollars. Accordingly, we are exposed to foreign currency risks in certain countries as foreign currency exchange rates between those currencies and the U.S. dollar fluctuate. We have a program to provide a hedge against certain of these foreign currency risks. We use forward contracts and options that allow us to acquire the foreign currency at a fixed price for a specified period of time. Some of our forward contracts and options include a synthetic component if a pre-determined trigger occurs during the term of the contract.

     These foreign exchange contracts and options are entered into to support normal anticipated recurring purchases and, accordingly, are not entered into for speculative purposes. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”

Results of Operations

     The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to consolidated revenues.

	Year Ended December 31,
	2004	2003	2002	2001 (A)	2000
	(% of revenues)
Net revenue	100%	100%	100%	100%	100%
Selling and tour promotion expenses	44	49	43	43	50
General and administrative expenses	13	12	14	14	12
Write-down of intangible assets	—	—	—	14	—
Operating income	44	39	43	29	38
Other income	2	2	3	5	4
Income before tax	46	41	45	34	42
Income tax provision	16	14	15	12	14
Net income	30%	27%	30%	22%	27%

(A)	Excluding the effects of a write-down of intangible assets during the year ended December 31, 2001, the relative percentages of operating income, income before tax, and net income to consolidated revenues would have been 43%, 48% and 31%, respectively.

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

     Gross program receipts increased to $147.1 million for the year ended December 31, 2004 from $108.6 million for the year ended December 31, 2003. The $38.5 million, 36 percent, increase is primarily the result of traveling approximately 35 percent more delegates over 2003. We traveled more than 31,000 delegates during 2004 as compared to more than 23,000 delegates during 2003.

     Net revenue increased to $51.8 million for the year ended December 31, 2004 from $37.7 million for the year ended December 31, 2003. The $14.2 million, 38 percent, increase is primarily the result of traveling the additional delegates mentioned above. Gross margin (revenue as a percentage of gross program receipts) remained comparable at 35 percent for the years ended December 31, 2004 and 2003 while we also maintained the quality measurements of our programs.

     Our policy is to expense all selling and tour promotion costs as incurred. Selling and tour promotion expenses increased to $22.6 million from $18.5 million comparing the years ended December 31, 2004 and 2003, respectively. The $4.1 million increase is primarily the result of $2.9 million additional personnel costs to support the larger volume of delegates and $1.1 million of increased marketing efforts toward 2005 travel.

     General and administrative expenses increased to $6.5 million for the year ended December 31, 2004 from $4.6 million for the year ended December 31, 2003. The $2.0 million, 43 percent, increase is primarily the result of additional personnel supporting the additional delegate base, combined with professional fees related to compliance with the Sarbanes Oxley Act of 2002.

     For the year ended December 31, 2004, we earned operating income of $22.7 million in comparison to the operating income of $14.6 million for the year ended December 31, 2003. Changes in operating income from 2003 to 2004 are the result of changes as described above.

     Other income consisted primarily of interest income generated by cash, cash equivalents and available-for-sale securities. We realized interest and dividend income of $1.1 million in the year ended December 31, 2004, compared to $0.8 million in the year ended December 31, 2003. The increase in interest and dividend income is related to higher cash balances held by us. In 2004 and 2003, the average rate of return was 1.4 percent and 1.3 percent, respectively.

     For the year ended December 31, 2004, income before income taxes was $23.7 million in comparison to income before income taxes of $15.4 million for the year ended December 31, 2003. Changes in income before income taxes are the result of changes as described above.

     We incurred an income tax provision of approximately $8.1 million for the year ended December 31, 2004, in comparison to $5.2 million for the year ended December 31, 2003. The income tax provision incurred was based upon the annual effective income tax rate applied to the pre-tax income. Our effective tax rate was 34.0 percent for both 2004 and 2003.

     Net income increased to $15.6 million for the year ended December 31, 2004 from $10.2 million for the year ended December 31, 2003. Changes in net income from 2004 to 2003 are the result of changes as described above.

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

     Gross program receipts increased to $108.6 million for the year ended December 31, 2003 from $97.1 million for the year ended December 31, 2002. The $11.5 million, or 12 percent, increase is primarily the result of traveling approximately 1,700 additional delegates, which represents an increase of 8.4 percent and approximately a 3.2 percent increase in program tuition. We traveled more than 23,000 delegates during 2003 as compared to more than 21,000 delegates during 2002.

     Net revenue increased to $37.7 million for the year ended December 31, 2003 from $36.1 million for the year ended December 31, 2002. The $1.6 million, or 4 percent, increase is primarily the result of traveling additional delegates. Gross margin (revenue as a percentage of gross program receipts) decreased to 35 percent for the year ended December 31, 2003, as compared to 37 percent for the year ended December 31, 2002. The 2 percent gross margin decrease primarily resulted from two events. First, a decline in the gross margin resulted from a weaker U.S. dollar relative to the currencies in which the Company pays foreign suppliers, including the Euro dollar, Australian dollar and British pound. Second, the average travel group size was smaller during 2003 compared to 2002 due to higher cancellations because of the war with Iraq and the outbreak of the SARS virus.

     Our policy is to expense all selling and tour promotion costs as incurred. Selling and tour promotion expenses increased to $18.5 million from $15.6 million, when comparing the years ended December 31, 2003 and 2002, respectively. The $2.9 million, 19 percent, increase is primarily the result of $1.3 million of increased marketing efforts and $0.9 million of personnel costs. The increase in marketing efforts resulted from increased mailings for 2004 travel, shifting the timing of certain mail campaigns, and retention efforts of delegates during the war with Iraq.

     General and administrative expenses decreased to $4.6 million for the year ended December 31, 2003 from $5.1 million for the year ended December 31, 2002. The $0.6 million, 11 percent, decrease is primarily the result of a reduction in estimated liability related to certain general and administrative expenses.

     For the year ended December 31, 2003, we earned operating income of $14.6 million in comparison to the operating income of $15.3 million for the year ended December 31, 2002. Changes in operating income from 2002 to 2003 are the result of changes as described above.

     Other income consisted primarily of interest income generated by cash, cash equivalents and available-for-sale securities. We realized $0.8 million interest and dividend income in the year ended December 31, 2003, compared to $1.1 million in the year ended December 31, 2002. The realized interest and dividend income decrease is related to lower rates of return, despite higher levels of cash. In 2003 and 2002, the average rate of return was 1.3 percent and 2.2 percent, respectively.

     For the year ended December 31, 2003, income before income taxes was $15.4 million in comparison to $16.4 million income before income taxes for the year ended December 31, 2002. Changes in income before income taxes are the result of changes as described above.

     We incurred an income tax provision of approximately $5.2 million for the year ended December 31, 2003, in comparison to $5.6 million for the year ended December 31, 2002. The income tax provision incurred was based upon the annual effective income tax rate applied to the pre-tax income. Our Company’s effective tax rate of 34.0 percent for 2003 was comparable to 34.1 percent for 2002.

     Net income decreased to $10.2 million for the year ended December 31, 2003 from $10.8 million for the year ended December 31, 2002. Changes in net income from 2003 to 2002 are the result of changes as described above.

Liquidity and Capital Resources

     Our business is not capital intensive. However, we do retain funds for operating purposes in order to conduct sales and marketing efforts for future programs.

     Net cash provided by operations for years ended December 31, 2004 and 2003 was approximately $27.9 million and $17.3 million, respectively. The $10.6 million increase in operating cash flows from the year ending December 31, 2003, to the year ending December 31, 2004, primarily results from a $5.5 million increase in earnings, combined with a $8.0 million increase in the year over year change of participant deposits held at each respective year end. The increase in participant funds held results from a variance in the marketing for future travel programs each year as well as marketing enhancements year over year. Additionally, this increase was netted with a $0.8 million decrease in the amount of prepaid deposits we had spent for future travel programs, when comparing December 31, 2004 to that time at 2003.

     Net cash used in investing activities for the years ended December 31, 2004 and 2003 was $21.0 million and $13.1 million, respectively. The $7.9 million increase year over year resulted from $7.0 million net increased activities with the sale or maturity and purchase of available-for-sale securities and $0.9 million in purchases of property and equipment.

     Net cash provided by (used in) financing activities was $(5.8) million in the year ending December 31, 2004 and insignificant during the year ending December 31, 2003. The increased use of $5.8 million in cash from financing activities in the year ended December 31, 2004, is primarily due to our dividend policy, which began in the fourth quarter 2003 in comparison to the whole 2004 year, and our stock repurchase program, which began in 2004. During 2004, the increased use of cash in financing activities resulted in a $3.5 million increase in dividend payments, and a $2.6 million increase in stock repurchased when compared to 2003.

     At December 31, 2004, we had approximately $87.6 million of cash, cash equivalents, restricted cash and available-for-sale securities, which included program participant funds of approximately $38.6 million. At December 31, 2003, we had approximately $67.5 million of cash and cash equivalents, restricted cash, and available-for-sale securities, which included program participant funds of $28.2 million. Under our cancellation policy, a program delegate may be entitled to a refund of a portion of his or her deposit, less certain fees, depending on the time of cancellation. Should a greater number of delegates cancel their travel in comparison to that which is part of our ongoing operations, due to circumstances such as international or domestic unrest, terrorism or general economic downturn, our cash balances could be significantly reduced. Cash balances could also be reduced significantly if the financial institutions, which held balances beyond that federally insured, were to become insolvent.

     The results of operations and financial position of our business may be affected by a number of trends or uncertainties that have, or we reasonably expect could have, a material impact on income from continuing operations and cash flows, as well as the balance sheet. Such trends and uncertainties include: the repercussions of the continued deployment of U.S. military as a result of the war with Iraq, possible future terrorist acts, and possible natural occurrences such as flooding or epidemics. Furthermore, these international occurrences and others may continue to affect the travel industry, as well as the markets in which we operate. The potential and long-term effects of these circumstances result in uncertainties for our customers, the market for our Common Stock, the markets for our services, the strength of the U.S. dollar and the U.S. economy. The consequences of such trends or events are unpredictable, and we are not currently able to determine whether the impact will be material or highly material on our business, financial condition, cash flows and results of operations.

     We are continuing to pursue further acquisitions of travel and youth education businesses that may require the use of cash and cash equivalents. No such acquisitions are currently pending and no assurance can be given that definitive agreements for any such acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to us.

     We do not have any material capital expenditure commitments for 2005. Management believes that existing cash and cash equivalents and cash flows from operations will be sufficient to fund our anticipated operating needs, capital expenditures, dividend payments and acquisitions through the next 12 months of operation.

     The following table presents the maturities of our contractual cash obligations as of December 31, 2004 (in thousands):

	Payments due by period
		Less
		than	1 – 3	3 – 5
Contractual Obligations	Total	1 year	years	years
Operating leases	$3,451	$739	$2,190	$522
Capital lease	643	164	479	—

Total	$4,094	$903	$2,669	$522

Market Risk

     The following table summarizes the financial instruments other than derivative financial instruments held by us at December 31, 2004 and 2003, which are sensitive to changes in interest rates. This table presents principal cash flows for available-for-sale securities by contractual maturity date and the related average interest rate and fair value (in thousands):

	December 31, 2004				December 31, 2003
				Fair		Fair
	2005	2006	Total	Value	Total	Value
U.S. govt. and agency obligations	$12,295	$40,525	$52,820	$52,820	$33,872	$33,872
Interest rate	1.38%	1.38%	1.38%	—	1.39%	—

     The majority of our travel programs take place outside the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. We have a program, however, to provide a hedge against certain of these foreign currency risks with less than two years maturity, and we use forward contracts and options, which allow us to acquire the foreign currency at a fixed price for a specified period of time. Some of our forward contracts and options include a synthetic component if a pre-determined trigger occurs during the term of the contract.

     We are exposed to credit risk under the foreign currency contracts and options to the extent that the counterparty is unable to perform under the agreement. The fair value of foreign currency exchange contracts is based on quoted market prices and the spot rate of the foreign currencies subject to contracts at year-end.

     The table below provides information about our derivative financial instruments that are sensitive to foreign currency exchange rates. For foreign currency forward exchange agreements, the table presents the notional amounts and weighted average exchange rates. All contracts held as of December 31, 2004 mature in 2005. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. None of these contracts is entered into for trading purposes.

     At December 31, 2004 and 2003, we had outstanding forward contracts as follows (in thousands):

		U.S. Dollar
		Average
	Notional	Contractual
	Amount	Exchange Rate
December 31, 2004
Forward contracts (pay $U.S./receive foreign currency):
Australian dollar	7,400	$0.74
British pound	4,150	$1.78
Canadian dollar	500	$0.74
Euro dollar	7,500	$1.19
Japanese yen	92,500	$0.01
South African rand	763	$0.17
New Zealand dollar	1,000	$0.62

Forward contracts with synthetic option (pay $U.S./receive foreign currency):
Australian dollar	5,000	$0.76
Euro dollar	3,500	$1.28
New Zealand dollar	1,000	$0.66

December 31, 2003
Forward contracts (pay $U.S./receive foreign currency):
Australian dollar	12,400	$0.64
British pound	5,650	$1.58
Euro dollar	16,500	$1.12
New Zealand dollar	6,240	$0.55

     At December 31, 2004 and 2003, we had unrealized foreign currency gains associated with these financial instruments of approximately $2.6 million and $5.2 million, respectively.

Off Balance Sheet Arrangements

     As of December 31, 2004, we had no off balance sheet arrangements, as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Critical Accounting Policies

     The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those associated with cash and cash equivalents, available-for-sale securities, income taxes, derivative financial instruments, and contingencies and litigation.

     Cash, cash equivalents, and available-for-sale securities are exposed to concentrations of credit risk. We place cash and temporary cash investments with high credit quality institutions. At times, such balances may be in excess of the federal depository insurance limit or may be on deposit at institutions, which are not covered by this insurance. If such institutions were to become insolvent during which time it held our cash, cash equivalents, or available-for-sale securities in excess of the insurance limit, it would be necessary for us to obtain credit financing to operate travel programs.

     The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

     We use foreign currency exchange contracts and options as part of an overall risk-management strategy. These instruments are used as a means of mitigating exposure to foreign currency risk connected to anticipated travel programs. In entering into these contracts, we have assumed the risk, which might arise from the possible inability of counterparties to meet the terms of their contracts. We do not expect any losses as a result of counterparty defaults. However, if such defaults occurred, the necessity would arise to locate alternative counterparties, or we would then consider alternate means of settling our foreign exchange contractual obligations.

     We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Factors That May Affect Operating Results

     The following risk factors could materially and adversely affect our future operating results and could cause actual results to differ materially from those predicated in forward-looking statements we make about our business.

     Travel Industry

     Our results of operations will depend upon factors affecting the travel industry in general. Our revenues and earnings are especially sensitive to events that affect domestic and international air travel and the level of hotel reservations. A number of factors, including those mentioned above, a rise in fuel prices or other travel costs, excessive inflation, currency fluctuations, foreign taxation changes, extreme weather conditions and concerns about passenger safety could result in a temporary or longer-term overall decline in demand for our programs. Also, demand for our products and services may be significantly affected by the general level of economic activity and employment in the United States and key international markets. Therefore, any significant economic downturn or recession in the United States or these other markets could have a material adverse affect on our business, financial condition, cash flows and results of operations.

     International Operations and Natural Occurrences

     Our operations are subject to special risks inherent in doing business internationally, as substantially all of our travel programs are conducted outside the United States. In the past, gross receipts from programs to Europe, the South Pacific (Australia and New Zealand) and China have accounted for a majority of our gross receipts. Risks inherent in doing business internationally include potential adverse effects from operations from war, U.S. military deployments, international and domestic terrorism, civil disturbances, political instability, governmental activities and deprivation of contract rights.

     The continued U.S. military presence as a result from the war with Iraq has affected and will continue to affect the travel industry, the markets in which we operate, and our operations and profitability. The potential and long-term effects are uncertain for our customers, the market for our Common Stock, the markets for our services, the strength of the U.S. dollar and the U.S. economy. We have experienced increased cancellations for our travel programs and a weakened U.S. dollar. The negative effect of a weakened U.S. dollar will cost us more to travel participants abroad.

     Periods of international and domestic unrest have reduced demand for our travel programs and could have a material adverse effect on our business and results of operations. Examples of such past events include the attacks on September 11, 2001, the Gulf War in 1991, civil unrest in China in 1989 and the Chernobyl disaster in 1986.

     Demand for our travel programs also may be adversely affected by natural occurrences such as hurricanes, earthquakes, epidemics or other disease outbreaks, and flooding in geographic regions in which we conduct travel programs. The occurrence of any of the events described above or other unforeseen developments in one or more of these regions would have a material adverse effect on our business, financial condition, cash flows, and results of operations.

     Terrorism

     Terrorist attacks, such as the attacks that occurred on September 11, 2001, the continued U.S. military response, and other acts of violence or war have and will affect the travel industry generally, the markets in which we operate, as well as our operations and profitability. Further terrorist attacks against the United States or U.S. businesses at home and abroad may occur. The September 11 attacks have had a very negative impact on domestic and international air travel and the travel industry in general. As a result, we experienced a significant decrease in profitability in 2002. The potential near-term and long-term effects of these attacks are uncertain for our customers, the market for our Common Stock, the markets for our services and the U.S. economy. The consequences of any terrorist attacks, or any armed conflicts including war which may result, are unpredictable, and we may not be able to foresee events that could have an adverse affect on our business or operations.

     Seasonality; Fluctuations in Quarterly Results

     Our business is highly seasonal. The majority of our travel programs are scheduled in June and July of each year, and we anticipate that this trend will continue for the foreseeable future. We recognize gross program receipts, revenues and program pass-through expenses upon the departure of our program delegates. Substantially all of our operating income is generated in the second and third quarters, which historically has offset the operating losses incurred during the rest of the year. Annual results would be adversely affected if our revenues were to be substantially below seasonal norms during the second and third quarters of the year. Our operating results may fluctuate as a result of many factors, including the mix of student, sports, conferences and professional programs and program destinations offered by us and our competitors, the introduction and acceptance of new programs and program enhancements by us and our competitors, timing of program completions, cancellation rates, competitive conditions in the industry, marketing expenses, extreme weather conditions, international or domestic conflicts, timing of and costs related to acquisitions, changes in relationships with certain travel providers, economic factors and other considerations affecting travel. In addition, we record on a quarterly basis realized gains and losses on our forward foreign exchange contracts that do not qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133. As a result of the foregoing, annual or quarterly operating results may be below the expectations of public market analysts and investors. In such event, the price of our Common Stock could be materially and adversely affected.

     Competition

     The travel industry in general and the educational segment of the travel industry is highly competitive and has relatively low barriers to entry. We compete with other companies that provide similar educational travel programs for students and athletes, as well as independent programs organized and sponsored by local teachers and coaches with the assistance of local travel agents. People to People International, under the terms of its agreement with the Company, reserves the right to offer programs to college students for studies abroad and to grant other entities which we compete with, the right to use the People to People name in connection with People to People’s professional education and sports programs. In general, our Professional Ambassador Programs compete with independent professional organizations that sponsor and organize their own travel programs through the assistance of local travel agents, and other organizations that offer travel programs and continuing education credits for adults. Some of our competitors are larger and have greater brand name recognition and financial resources than we do. There can be no assurance that we will be able to compete successfully, and the failure to compete successfully may have a material adverse affect on our business, financial condition, cash flows and results of operations.

     Dependence on “People to People”

     Our agreements with People to People International give us the exclusive right to develop and conduct programs for kindergarten through high school students using the People to People name, and the non-exclusive right to develop and conduct programs for professionals, college students and athletes using the People to People name. Our agreements with People to People International, however, allow People to People International to continue to conduct college and professional seminars and internship programs and to develop other sports and professional programs. The People to People International agreements expire in 2010 and, at the election of the Company, may be further extended through 2020. We believe that we derive benefit from our ability to market our programs using the People to People name. If our agreements with People to People were terminated or if we were unable to use the People to People name to market new programs or destinations, we could have a material adverse affect on our business, financial condition, cash flows and results of operations. Similarly, if our relationship with People to People is disrupted or is adversely impacted because People to People experiences interruption, delay or ceases operations in the future for any reason, our business would be harmed and our stock price may decline.

     Dependence on Travel Suppliers

     We are dependent upon travel suppliers for access to their products and services. Travel suppliers include airlines, hotels, bus lines and other participants in the travel industry. Consistent with industry practices, we currently have no long-term agreements with travel suppliers that obligate such suppliers to sell services or products through us on an ongoing basis. Therefore, the travel suppliers generally can cancel or modify their agreements with us upon relatively short notice. In addition, any decline in the quality of travel products and services provided by these suppliers, or a perception by our delegates of such a decline, could adversely affect our reputation. The loss of contracts, changes in our pricing agreements, commission schedules or incentive override commission arrangements, more restricted access to travel suppliers’ products and services or less favorable public opinion of certain travel suppliers and resulting low demand for the products and services of such travel suppliers could have a material adverse affect on our business, financial condition, cash flows and results of operations.

     Dependence on Key Personnel

     Our performance is substantially dependent on the continued services and performances of our senior management and certain other key personnel. The loss of the services of any of our executive officers or other key employees could have a material adverse affect on our business, financial condition and results of operations. We do not have long-term employment agreements with any of our executive officers. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled managerial, marketing and customer service personnel. The failure to retain and attract necessary managerial, marketing and customer service personnel could have a material adverse affect on our business, financial condition, cash flows and results of operations.

     Marketing

     Our performance is substantially dependent on effectiveness of our direct marketing efforts, including but not limited to, direct mail and local informational meetings. Failure of our marketing efforts or changes in the direct mail environment could have a material adverse affect on our business, financial condition, cash flows and results of operations. Such changes in the direct mail environment could include, but not be limited to, a threat of disease or bioterrorism within the mail environment and new or different regulatory schemes or changes in costs or services by the United States Postal Service.

     Government Regulation and Taxation

     Many travel suppliers, particularly airlines, are subject to extensive regulation by federal, state and foreign governments. In addition, the travel industry is subject to certain seller of travel laws of certain states and special taxes by federal, state, local and foreign governments, including hotel bed taxes, car rental taxes, airline excise taxes and airport taxes and fees. New or different regulatory schemes or changes in tax policy could have an adverse impact on the travel industry in general and could have a material adverse affect on our business, financial condition, cash flows and results of operations.

     Fluctuation of Currency Exchange Rate; Increased Costs

     Many of our arrangements with our foreign-based suppliers require payment to be made in foreign currencies. Any decrease in the value of the U.S. dollar in relation to foreign currencies has the effect of increasing the cost of the services to be provided. Since late 1993, we generally have purchased forward contracts and options with less than two years maturity to help manage program costs and hedge against foreign currency valuation increases. While the ability to utilize forward contracts for the delivery of foreign currencies can mitigate the effect of increased program costs and foreign currency exchange fluctuations, there can be no assurance that increased program costs relating to such currency fluctuations will not be substantial in future periods. There can also be no assurance our hedging strategy will mitigate longer term foreign exchange valuation trends. Our contract with delegates in our travel programs provides us the option of passing along to delegates any increase in program costs resulting from currency fluctuations. Although we have exercised this option in the past, there can be no assurance that we will be able to increase program prices to offset any such cost increases in the future and any failure to do so could have a material adverse affect on our business, financial condition, cash flows and results of operations.

     Casualty Losses

     Due to the nature of our business, we may be subject to liability claims arising out of accidents or disasters causing injury to delegates in its programs, including claims for serious personal injury or death. We believe that we have adequate liability insurance for risks arising in the normal course of business. Although we have experienced no claims for which we did not have adequate insurance coverage, there can be no assurance that insurance coverage will be sufficient to cover one or more large claims or that the applicable insurer will be solvent at the time of any covered loss. Further, there can be no assurance that we will be able to obtain insurance coverage at acceptable levels and cost in the future. Successful assertion against us of one or a series of large uninsured claims, or of one or a series of claims exceeding any insurance coverage, could have a material adverse affect on our business, financial condition, cash flows and results of operations. See Item 1. “Business — Insurance.”

     Growth, Acquisitions and Alliances

     Our performance is dependent on our ability to grow our business and expand the marketing and travel volume of our youth, sports, conferences and professional travel programs. In addition, our ability to grow is dependent on ability to acquire or enter into strategic alliances. Failure of growth strategies could have a material adverse affect on our business, financial condition, cash flows and results of operations.

     Control by Certain Stockholders

     As of December 31, 2004, John Ueberroth, Joseph Ueberroth and Peter Ueberroth (all family members) beneficially owned in the aggregate approximately 18 percent of the outstanding shares of our Common

Stock. Accordingly, they have the ability to exercise effective voting control, and may elect all of our directors and be able to determine the outcome of any matter being voted upon by our stockholders, including any merger, sale of assets or other change in control. The Ueberroths’ ownership position, together with the anti-takeover effects of certain provisions contained in our Certificate of Incorporation and Bylaws may have the effect of delaying or preventing a change of control.

     Concentration of Credit Risk

     Cash, cash equivalents and available-for-sale securities are exposed to concentrations of credit risk. We place our cash and temporary cash investments with high credit quality institutions. At times, such balances may be in excess of the federal depository insurance limit or may be on deposit at institutions which are not covered by this insurance. If such institutions were to become insolvent during which time it held our cash, cash equivalents or available-for-sale securities in excess of the insurance limit, it could be necessary to obtain credit financing to operate our travel programs.

Risks Relating to the Separation of the Company from International

     Indemnification of International for Tax Liabilities Incurred in Connection With the Distribution

     In connection with the Distribution, Ambassadors and International entered into a tax sharing agreement pursuant to which we agreed to indemnify International for certain taxes and similar obligations that we would incur if the Distribution does not qualify for tax-free treatment due to any of the following events:

•	the acquisition of a controlling interest in our stock after the Distribution;

•	our failure to continue its business after the Distribution;

•	a repurchase of our stock; or

•	other acts or omissions by us.

     International agreed to indemnify us for any tax liabilities we incur as a result of our operations and International’s operations prior to our separation from International. Nevertheless, we may be held jointly and severally liable for such liabilities, and we cannot make any assurances that we will be able to recover from International any losses it may suffer. If we take any action or fail to take any action that would cause International’s distribution of our common stock to be taxable to International, our financial condition could be seriously harmed.

Risks Relating to the Securities Markets and Ownership of our Common Stock

     Fluctuations in Stock Price

     The market price of our Common Stock could be subject to significant fluctuations. Among the factors that could affect our stock price are:

•	Quarterly variations in operating results;

•	Changes in revenue or earnings estimates or publication of research reports by analysts;

•	Speculation in the press or investment community;

•	Strategic actions by us or our competitors, such as acquisitions or restructurings;

•	Actions by institutional stockholders;

•	General market conditions;

•	Change in key employees;

•	Domestic and international, social and economic factors unrelated to our performance; and

•	Limited shares of Common Stock available for trading

     The stock markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Common Stock. In particular, we cannot make assurances that its stock will sell at any particular price, or at all.

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of share-based payments effect to the statement of operations is no longer an alternative, and SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We are currently evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations. The adoption of SFAS No. 123(R) is expected to increase compensation expense in the future.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information contained in Item 7. “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Market Risk” is incorporated by reference into Item 7A.

Item 8. Financial Statements and Supplementary Data

     Reference is made to the Index to Consolidated Financial Statements that appear on page F-1 to this Annual Report. The Report of Independent Registered Public Accounting Firm from PricewaterhouseCoopers LLP, the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page F-2 of this Annual Report, are incorporated by reference into this Item 8.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

     As of December 31, 2004, the end of the period covered by this Annual Report, our chief executive officer and chief financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure information required to be disclosed in our Annual Report filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is accumulated and communicated to the our chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

     Management’s Report on Financial Statements and Practices

     Our management is responsible for the preparation and fair presentation of the financial statements included in this Annual Report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect our management’s judgments and estimates concerning effects of events and transactions that are accounted for or disclosed.

     Management’s Report on Internal Control over Financial Reporting

     We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting includes the policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant; to recording transactions as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, to making receipts and expenditures only in accordance with authorizations of management and directors of our Company; and for prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. We recognize that because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives.

     We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004. This evaluation was based on the framework in “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2004.

     Our management’s assessment of the effectiveness of our Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, as stated in their report which appears herein.

               Changes in Internal Control over Financial Reporting

     For the fiscal year ended December 31, 2004, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement for the fiscal year ended December 31, 2004, to be filed with the SEC on or about April 14, 2005.

Item 11. Executive Compensation

     The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement for the fiscal year ended December 31, 2004, to be filed with the SEC on or about April 14, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement for the fiscal year ended December 31, 2004, to be filed with the SEC on or about April 14, 2005.

Item 13. Certain Relationships and Related Transactions

     The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement for the fiscal year ended December 31, 2004, to be filed with the SEC on or about April 14, 2005.

Item 14. Principal Accountant Fees and Services

     The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement for the fiscal year ended December 31, 2004, to be filed with the SEC on or about April 14, 2005.

PART IV

Item 15. Exhibits, Financial Statement Schedules

     (a) The following documents are filed as part of this Annual Report:

(1) Financial Statements. Please see the accompanying Index to Consolidated Financial Statements, which appears on page F-1 of the Annual Report. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page F-2 of this report, are incorporated by reference into Item 8 above.

(2) Financial Statement Schedules. Financial Statement Schedules have been omitted because the information required to be set forth therein is either not applicable or is included in the Consolidated Financial Statements or the notes thereto.

(3) Exhibits. See Item 15(b) below.

     (b) Exhibits. The exhibits listed on the accompanying Exhibit Index immediately following the signature page are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K.

     (c) Financial Statement Schedules. Reference is made to Item 15(a)(2) above.

AMBASSADORS GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Ambassadors Group, Inc.:

We have completed an integrated audit of Ambassadors Group, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of 2004 and audits of its December 31, 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index under Item 15(a)(1) present fairly, in all material respects, the financial position of Ambassadors Group, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report On Internal Control over Financial Reporting appearing in Item 9A. Controls and Procedures, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Portland, Oregon
March 11, 2005

AMBASSADORS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(in thousands,
	except share and
	per share data)
Assets
Current Assets:
Cash and cash equivalents (includes $12 of restricted cash)	$34,737	$33,653
Available-for-sale securities	52,820	33,872
Foreign currency exchange contracts	2,609	5,209
Accounts receivable	123	233
Prepaid program costs and expenses	2,461	1,608

Total current assets	92,750	74,575
Property and equipment, net	3,911	2,966
Deferred tax asset	735	1,664
Other long-term assets	120	116

Total assets	$97,516	$79,321

Liabilities
Current Liabilities:
Accounts payable	$1,390	$2,599
Accrued expenses	2,887	1,836
Other liabilities	3,806	3,424
Participants’ deposits	38,608	28,220
Deferred tax liability	723	1,690
Current portion of long-term capital lease	147	151

Total current liabilities	47,561	37,920
Long-term capital lease	454	592

Total liabilities	48,015	38,512

Commitments and contingencies (Notes 3 and 9)
Stockholders’ Equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; authorized, 20,000,000 shares; issued and outstanding, 10,125,841 and 10,013,967 shares at December 31, 2004 and 2003, respectively	101	100
Additional paid-in capital	18,288	17,406
Retained earnings	30,869	19,852
Unearned restricted stock compensation	(1,402)	—
Accumulated other comprehensive income	1,645	3,451

Total stockholders’ equity	49,501	40,809

Total liabilities and stockholders’ equity	$97,516	$79,321

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003	2002
	(in thousands, except
	per share data)
Net revenues *	$51,824	$37,665	$36,090
Operating expenses:
Selling and tour promotion	22,616	18,534	15,632
General and administrative	6,537	4,566	5,131

	29,153	23,100	20,763

Operating income	22,671	14,565	15,327

Other income (expense):
Interest and dividend income	1,067	820	1,062
Realized and unrealized loss on foreign currency exchange contracts and other, net	(32)	—	—

	1,035	820	1,062

Income before income taxes	23,706	15,385	16,389
Income tax provision	8,059	5,231	5,591

Net income	$15,647	$10,154	$10,798

Earnings per share - basic and diluted:

Net income per share – basic	$1.56	$1.02	$1.10

Weighted-average common shares outstanding - basic	10,045	9,923	9,837

Net income per share – diluted	$1.50	$1.00	$1.06

Weighted-average common shares outstanding - diluted	10,449	10,170	10,207

The accompanying notes are an integral part of the consolidated financial statements.

*See Management’s Discussion and Analysis of Financial Condition and Results of Operation on Gross Program Receipts

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2004	2003	2002
		(in thousands)
Net income	$15,647	$10,154	$10,798
Unrealized gain (loss) on foreign currency exchange contracts, net of income tax (provision) benefit of $884, $(1,213), and $(784)	(1,716)	2,354	1,424
Unrealized gain (loss) on available-for-sale securities, net of income tax (provision) benefit of $48, $35 and $(41)	(90)	(58)	71

Comprehensive income	$13,841	$12,450	$12,293

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Unearned	Accumulated
			Additional		Restricted	Other
	Common Stock		Paid-In	Retained	Stock	Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Income (Loss)	Total
				(in thousands)
Balances, December 31, 2001	9,813	$98	$15,630	$9,451	$—	$(340)	$24,839
Net income	—	—	—	10,798	—	—	10,798
Stock issued	10	—	77	—	—	—	77
Stock options exercised	55	1	424	—	—	—	425
Tax benefit associated with	—	—	128	—	—	—	128
Dividend to parent company	—	—	(10,851)	(9,451)	—	—	(20,302)
Contribution from parent	—	—	10,400	—	—	—	10,400
Other comprehensive loss, net of income taxes	—	—	—	—	—	1,495	1,495

Balances, December 31, 2002	9,878	99	15,808	10,798	—	1,155	27,860

Net income	—	—	—	10,154	—	—	10,154
Stock options exercised	136	1	1,146	—	—	—	1,147
Tax benefit associated with exercise of stock options	—	—	452	—	—	—	452
Dividend to shareholders	—	—	—	(1,100)	—	—	(1,100)
Other comprehensive income, net of income taxes	—	—	—	—	—	2,296	2,296

Balances, December 31, 2003	10,014	100	17,406	19,852	—	3,451	40,809

Net income	—	—	—	15,647	—	—	15,647
Stock options exercised	165	2	1,513	—	—	—	1,515

Tax benefit associated with exercise of stock options	—	—	489	—	—	—	489
Stock redemptions	(98)	(1)	(2,567)	—	—	—	(2,568)
Restricted stock grant	45	—	1,447	—	(1,447)	—	—

Amortization of unearned restricted stock compensation	—	—	—	—	45	—	45
Dividend to shareholders	—	—	—	(4,630)	—	—	(4,630)
Other comprehensive income, net of income taxes	—	—	—	—	—	(1,806)	(1,806)

Balances, December 31, 2004	10,126	$101	$18,288	$30,869	$(1,402)	$1,645	$49,501

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Cash flows from operating activities:
Net income	$15,647	$10,154	$10,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	962	935	775
Amortization of unearned compensation	45	—	—
Deferred income tax provision	894	44	157
Equity in earnings on investment	—	(33)	—
Change in assets and liabilities, net of effects of purchase of subsidiary:
Accounts receivable	110	(142)	52
Prepaid program costs and expenses	(853)	(92)	(15)
Accounts payable and accrued expenses	713	4,070	265
Participants’ deposits	10,388	2,319	9,350

Net cash provided by operating activities	27,906	17,255	21,382

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	29,985	24,012	32,516
Purchase of available-for-sale securities	(49,071)	(36,081)	(31,057)
Purchase of property and equipment	(1,907)	(1,057)	(198)
Purchase of other investments	(4)	(13)	(2)

Net cash provided by (used in) investing activities	(20,997)	(13,139)	1,259

Cash flows from financing activities:
Contribution from parent company	—	—	10,400
Dividend to parent company	—	—	(20,493)
Proceeds from exercise of stock options	1,515	1,147	425
Dividend payment to shareholders	(4,630)	(1,100)	—
Payments for stock buyback	(2,568)	—	—
Payments on capital lease	(142)	(13)	—

Net cash provided by (used in) financing activities	(5,825)	34	(9,668)

Net increase (decrease) in cash and cash equivalents	1,084	4,150	12,973
Cash and cash equivalents, beginning of period	33,653	29,503	16,530

Cash and cash equivalents, end of period	$34,737	$33,653	$29,503

See Note 14 for Supplemental Disclosures of Consolidated Statements of Cash Flows.

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

     Ambassadors Group, Inc. is a leading educational travel company that organizes and promotes international and domestic educational travel and sports programs for youth, athletes and professionals. These consolidated financial statements include the accounts of Ambassadors Group, Inc. and our wholly owned subsidiaries, Ambassador Programs, Inc., Ambassadors Specialty Group, Inc., and Ambassadors Unlimited, LLC. All significant inter-company accounts and transactions are eliminated in consolidation.

     Beginning March 1, 2002, we operated as an independent stand-alone company. Prior to that date, we were a wholly owned subsidiary of Ambassadors International, Inc. (“International”) and comprised the operations of the former Education Group segment of International.On January 25, 2002, the board of directors of International approved the distribution of all of our Company’s common stock to International’s stockholders (the “spin-off”), and such stock was distributed after the close of business on February 28, 2002, in the amount of one share of our common stock for each outstanding share of International common stock. The distribution of common stock was intended to be tax-free to our Company and to its stockholders, and International received a favorable Internal Revenue Service private letter ruling to that effect.

     In connection with the spin-off, we entered into agreements with International that separated our business’ operations. These agreements also govern ongoing relationships. During 2002 prior to its spin-off from International and pursuant to the Master Separation and Distribution Agreement, we paid to International a cash dividend approximating $20.5 million, or $2.08 per outstanding share, and International contributed a capital contribution approximating $10.4 million to our Company.

     Our Company has a single operating segment consisting of the educational travel and sports programs for students, athletes and professionals. These programs have similar economic characteristics, offer comparable products to participants and utilize similar processes for program marketing. All of our assets are located in the United States. Our revenues as a percentage of total revenues were derived from travel programs conducted in the following geographic areas:

	Years Ended
	December 31,
	2004	2003	2002
South Pacific (primarily Australia and New Zealand)	34%	36%	55%
Europe	48%	50%	31%
Asia (primarily China)	4%	2%	5%
United States	9%	7%	5%
Other	5%	5%	4%

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Summary of Significant Accounting Policies

     Credit Risk

     Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, certain investments and trade accounts receivable. Our Company places its cash and temporary cash investments with high credit quality institutions. At times, such balances may be in excess of the federal depository insurance limit or may be on deposit at institutions, which are not covered by this insurance. We believe that our primary trade accounts receivable credit risk exposure is limited as delegates are required to pay for their entire program tuition prior to the program departure.

     Our Company uses foreign currency exchange contracts as part of an overall risk-management strategy. These instruments are used as a means of mitigating exposure to foreign currency risk connected to anticipated travel programs. In entering into these contracts, our Company has assumed the risk, which might arise from the possible inability of counterparties to meet the terms of their contracts, but we do not expect any losses as a result of counterparty defaults.

     Cash and Cash Equivalents

     Our Company invests cash in excess of operating requirements in short-term time deposits, money market instruments, government mutual bond funds and other investments. We consider investments with remaining maturities at date of purchase of three months or less to be cash equivalents.

     Our restricted cash equivalents represent certificates of deposit issued in our name and held by an airline company as collateral for airfare purchase agreements. Additionally, we have a $2.5 million revolving credit facility for the purpose of issuing letters of credit to several airlines. The facility allows for letters of credit to be issued through September 2005, which must expire no later than November 2006. At December 31, 2004, 2003 and 2002, the Company had letters of credit outstanding of approximately $1.2 million, $1.3 million, and $1.3 million, respectfully, under this facility. We anticipate renewal of the facilities.

     Derivative Financial Instruments

     We value all derivative instruments on our balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For qualifying cash flow hedge transactions in which we hedge the variability of cash flows related to a forecasted transaction, changes in the fair value of derivative instruments are reported in other comprehensive income. The gains and losses on the derivative instruments that are reported in other comprehensive income are reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges is recognized in the statements of operations as other income (expense). Unrealized gains and losses on foreign currency exchange contracts that are not qualifying cash flow hedges as defined by SFAS 133 are recognized in the statements of operations as other income (expense). All of our outstanding foreign currency exchange contracts at December 31, 2004 and 2003 qualify as cash flow hedges.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Investments

     Our Company classifies its marketable debt investments as available-for-sale securities, which are carried at fair value. Unrealized gains and losses on available-for-sale securities are excluded from operations and reported as accumulated other comprehensive income, net of deferred income taxes. Realized gains and losses on the sale of available-for-sale securities are recognized on a specific identification basis in the statement of operations in the period the investments are sold.

     During August 2003, we purchased a minority interest in a certain company. The company provides a one full day development activity for delegates traveling in Europe. This investment is reported using the equity method.

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

     Our Company performs reviews for the impairment of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in the statement of income.

     Goodwill and Intangible Assets

     Intangible assets total approximately $70,000 at December 31, 2004 and 2003.These assets are subject to estimates regarding future cash flows associated with such goodwill. If expected cash flows do not occur as forecasted, an adjustment to the carrying value of intangible assets would be charged to income in the period incurred.

     In March 2002, our Company issued 2,000 shares of its common stock to the owners of a golf travel company in exchange for certain assets of the golf travel company. The cost of the assets would be amortized using the straight-line method over five years and would be classified as other long-term assets on the balance sheet. In June 2003, however, we reviewed the carrying value of this asset and determined that there is no future value of the asset and our Company will not be able to generate future profits. We therefore wrote off the remaining unamortized balance of approximately $154,000.

     Revenue Recognition

     We bill travel delegates in advance, payments of which are recorded as participants’ deposits. Our Company pays for certain direct program costs in advance of travel, including but not limited to airfare, hotel, rail passes and other program costs, which are recorded as prepaid program costs and expenses. We recognize travel revenue and related costs when travel convenes.

     Selling and Tour Promotion Expenses

     We expense all selling and tour promotion expenses as incurred.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Comprehensive Income

     Other comprehensive income refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. Our Company’s other comprehensive income is composed of unrealized gains and losses on foreign currency exchange contracts and available-for-sale securities.

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

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002:

	2004		2003		2002
Expected dividend yield	1.75%		1.81%		0.00%
Expected stock price volatility	37.44%		38.87%		41.94%
Risk-free interest rate	3.63%		5.27%		3.14%
Expected life of options	6.27	years	7.12	years	5.03	years

     The weighted-average fair value of options granted during 2004, 2003, and 2002 was $10.22, $8.54, and $5.01, respectively.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Our Company adopted the disclosure-only provisions of SFAS No. 123 and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Accordingly, no compensation expense has been recognized in 2004 and 2003 for unexercised options related to the stock option plan. Had compensation cost for our stock option plan been determined based on fair value at the grant dates under the plan consistent with the method of SFAS No. 123, net income and net income per share amounts for the years ended December 31, 2004 and 2003, would have been changed to the pro-forma amounts indicated below (in thousands except per share data):

	2004	2003	2002
Net income as reported	$15,647	$10,154	$10,798
Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	372	474	724

Pro forma net income	$15,275	$9,680	$10,074

Pro forma net income per share - basic	$1.52	$0.98	$1.02

Pro forma net income per share - diluted	$1.46	$0.95	$0.99

     Estimates

     The preparation of consolidated financial statements requires our Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those associated with investments, intangible assets, income taxes, derivative financial instruments, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Reclassifications

     Certain prior-year amounts have been reclassified to conform with current year financial statement presentation. Such reclassifications had no impact on previously reported net income, cash flows or stockholders’ equity.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     New Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (''FASB’’) issued SFAS No. 123(R), ''Share-Based Payment’’, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of share-based payments effect to the statement of operations is no longer an alternative, and SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We are currently evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations. The adoption of SFAS No. 123(R) is expected to increase compensation expense in the future.

     3. Derivative Financial Instruments

     The majority of our travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. Our processes include a program to provide a hedge against certain of these foreign currency risks, and we use forward contracts that allow us to acquire the foreign currency at a fixed price for a specified period of time. Some of the forward contracts include a synthetic component if a pre-determined trigger occurs during the term of the contract. All of the derivatives are cash flow hedges of forecasted transactions.

     At December 31, 2004, the following forward contracts were outstanding (in thousands):

	Notional
	Amount	Matures
Forward contracts:
Australian dollar	7,400	January - July 2005
British pound	4,150	January - July 2005
Canadian dollar	500	January - April 2005
Euro dollar	7,500	January - June 2005
Japanese yen	92,500	March - July 2005
South African rand	763	January 2005
New Zealand dollar	1,000	February 2005

Forward contracts with synthetic option:
Australian dollar	5,000	May - September 2005
Euro dollar	3,500	March - May 2005
New Zealand dollar	1,000	May 2005

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At December 31, 2003, the following forward contracts were outstanding (in thousands):

	Notional
	Amount	Matures
Forward contracts:
Australian dollar	12,400	January - July 2004
British pound	5,650	January - July 2004
Euro dollar	16,500	February - June 2005
New Zealand dollar	6,240	March - July 2004

     At December 31, 2004 and 2003, associated with these financial instruments, we recorded a net unrealized gain of approximately $2.6 million and $5.2 million, respectively. Unrealized gains on forward contracts recorded in other comprehensive income and expected to be reclassified to revenue during the year ending December 31, 2005 are approximately $1.7 million.

     Unrealized gains or losses associated with these transactions that qualify as cash flow hedges under SFAS 133 are reported in other comprehensive income. Any realized gains or losses associated with these transactions are recognized in our operations in the period the contracts are closed. The net unrealized gain (loss) reclassified to revenue (expense) from other accumulated comprehensive income for the years ended December 31, 2004 and 2003, was approximately $3.1 million and $(1.1) million, respectively. Income tax (benefit) on the unrealized gain (loss) reclassified in 2004 and 2003 was approximately $(1.6) million and $(0.6) million, respectively. The Company assesses hedge ineffectiveness on a quarterly basis and records the gain or loss related to the ineffective portion in the statements of income. During the years ended December 31, 2004 and 2003, there were no significant amounts recognized in income due to hedge ineffectiveness.

4.	Investments

     At December 31, 2004, and December 31, 2003, the cost and estimated fair values of our Company’s investments in U.S. government and agency obligations were as follows (in thousands):

		Gross	Gross	Fair Value/
		Unrealized	Unrealized	Carrying
	Cost	Gain	Losses	Value
December 31, 2004	$52,939	$—	$119	$52,820

December 31, 2003	$33,853	$19	$—	$33,872

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     At December 31, 2004, the amortized cost and fair value of the available-for-sale securities, by contractual maturity were as follows (in thousands):

	Amortized	Fair
	Cost	Value
One year or less	$12,295	$12,295
After one year through two years	40,644	40,525

	$52,939	$52,820

     Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

5.	Property and Equipment

     Property and equipment consists of the following (in thousands):

	December 31,
	2004	2003
Office furniture, fixtures and equipment	$3,591	$3,504
Computer equipment and software	4,573	4,682
Leasehold improvements	980	972

	9,144	9,158
Less accumulated depreciation and amortization	(5,233)	(6,192)

	$3,911	$2,966

     Depreciation and amortization expense on property and equipment of approximately $1.0 million, $0.8 million and $0.7 million, for the years ended December 31, 2004, 2003, and 2002, respectively, was included in the determination of net income. During 2004, approximately $1.9 million in fully depreciated property and equipment was written off.

6.	Other Liabilities

     During October 2003, we received a $3.1 million refund of moneys previously paid to a foreign tax authority. It is currently unclear as to whether the refund is permanent and accordingly, we have recorded this refund as a liability on the balance sheet. On a quarterly basis, we adjust the liability for interest and any gain or loss on the currency exchange. At December 31, 2004 and 2003, the refund of $3.8 million and $3.4 million was included in other liabilities.

MBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Income Taxes

     The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2004	2003	2002
Current:
Federal	$7,147	$5,176	$5,429
State	18	11	5
Deferred	894	44	157

	$8,059	$5,231	$5,591

     Components of the net deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2004
	Assets	Liabilities	Total

Amortization of goodwill and non-compete agreement	$1,490	$—	$1,490
Accrued vacation and compensation	122	—	122
Unrealized gain on foreign currency exchange contracts	—	(887)	(887)
Unrealized gain on available-for-sale securities	42	—	42
Depreciation	—	(755)	(755)

Total temporary differences	$1,654	$(1,642)	$12

	December 31, 2003
	Assets	Liabilities	Total
Amortization of goodwill and non-compete agreement	$1,675	$—	$1,675
Accrued vacation and compensation	87	—	87
Unrealized gain on foreign currency exchange contracts	—	(1,771)	(1,771)
Unrealized loss on available-for-sale securities	—	(6)	(6)
Depreciation	—	(11)	(11)

Total temporary differences	$1,762	$(1,788)	$(26)

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

     The income tax provision differs from that computed using the federal statutory rate applied to income before income taxes as follows (in thousands):

	Years Ended December 31,
	2004		2003		2002
	Amount	%	Amount	%	Amount	%
Provision at the federal statutory rate	$8,297	35.0%	$5,385	35.0%	$5,736	35.0%
Tax exempt interest	(350)	(1.5)	(235)	(1.5)	(221)	(1.3)
State income tax, net of federal
benefit	12	0.1	7	—	3	—
Other	100	0.4	74	0.5	73	0.4

	$8,059	34.0%	$5,231	34.0%	$5,591	34.1%

8. Capital Lease

     We lease certain office equipment under a capital lease arrangement. The total cost and accumulated depreciation of equipment under capital lease is approximately $756,000 and $164,000, respectively, at December 31, 2004. The following is a schedule of minimum lease payments required under the capital lease as of December 31, 2004 (in thousands):

Year Ended December 31,
2005	$164
2006	164
2007	164
2008	151

643
Less amount representing interest	42

601
Less current portion	147

$454

     At the end of the lease term, we have the option to purchase the equipment at fair market value.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Commitments and Contingencies

     We lease office facilities and office equipment under non-cancelable operating leases. At December 31, 2004, future minimum lease commitments were as follows (in thousands):

Year Ended December 31,
2005	$739
2006	741
2007	742
2008	707
2009	522

$3,451

     Total rent expense for the years ended December 31, 2004, 2003, and 2002, was approximately $0.8 million, $0.7 million, and $0.7 million, respectively.

     We are subject to claims, suits and complaints, which have arisen in the ordinary course of business. In the opinion of management and its legal counsel, all matters are adequately covered by insurance or, if not covered, are without merit or are of such a nature, or involve such amounts as would not have a material effect on the financial position, cash flows or results of operations of our Company.

10. Stock Plans

     Effective November 2001, our Company adopted the 2001 Equity Participation Plan (the “Plan”). The Plan provides for the grant of stock options, awards of restricted stock, performance or other awards or stock appreciation rights to directors, key employees and consultants of our Company. The maximum number of shares which may be awarded under the Plan is 1.8 million shares.

     Under the terms of the Plan, options to purchase shares of our common stock are granted at a price set by the Compensation Committee of the Board of Directors, not to be less than the par value of a share of common stock and if granted as performance-based compensation or as incentive stock options, no less than the fair market value of the stock on the date of grant. The Compensation Committee establishes the vesting period of the awards, which is generally set at 25 percent per year for four years. The options may be exercised any time after they are vested for a period up to 10 years from the grant date.

     Under the terms of the Plan, stock grants follow the same grant price parameters as options. The Compensation Committee also establishes the vesting period of the grants, which is generally set at 100 percent at the conclusion of four years. Key employees of our Company who have been awarded stock grants and are full time employees upon the four year vesting period then own the stock. During 2004, we granted approximately 44,600 stock grants to key employees, and these grants are expensed on a straight line basis over the life of the grant, through 2008.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Upon our spin-off effective February 28, 2002, we granted approximately 1.2 million stock options to our Company employees and directors pursuant to this Plan. The total grant of approximately 1.2 million stock options resulted from approximately 0.8 million converted options originally granted under International and approximately 0.4 million additional options granted by us in conjunction with the spin-off. The stock options and other awards, as converted or adjusted, have the same vesting provisions, option periods, and other terms and conditions as International options. The number of shares and exercise price of each stock option were adjusted so that each option has the same ratio of the exercise price per share to the market value per share, and the same economic value. In order for the economic value to remain constant, the aggregate difference between market value and exercise price prior to and immediately after the spin-off had to be the same. No new measurement date occurred upon conversion of the stock options.

The following table presents information about the options as of December 31, 2004:

					Weighted-Average
	Number	Range of			Exercise	Remaining
	of Shares	Exercise Price			Price	Life (years)
Exercisable options	47,765	$5.27	—	6.69	$6.33	3.1
Exercisable options	234,332	6.69	—	10.04	8.32	4.3
Exercisable options	302,850	10.04	—	13.39	12.30	7.0
Exercisable options	16,930	13.39	—	16.74	15.05	6.2
Exercisable options	27,393	16.74	—	20.08	18.61	8.2

Total exercisable	629,270	5.27	—	20.08	10.71

Unexercisable options	515	9.10	—	10.04	8.32	4.3
Unexercisable options	264,090	10.04	—	13.39	12.24	7.0
Unexercisable options	8,540	13.39	—	16.74	14.94	6.2
Unexercisable options	56,458	16.74	—	20.08	19.17	8.2
Unexercisable options	28,850	20.08	—	23.43	22.30	8.8
Unexercisable options	33,800	23.43	—	26.78	24.36	8.9
Unexercisable options	70,715	30.12	—	33.47	33.47	9.8

Total unexercisable	462,968	9.10	—	33.47	17.89

Total all options	1,092,238	$5.27	—	33.47	$13.75	6.6

     At December 31, 2003, there were 571,286 exercisable stock options at the weighted average exercise price of $9.54 per share.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Stock option transactions during 2003 and 2004 were as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price
Balance at December 31, 2002	1,183,127	$10.28
Granted	127,223	16.74
Forfeited	(34,793)	11.31
Exercised	(136,265)	8.32

Balance at December 31, 2003	1,139,292	11.21
Granted	136,665	28.60
Forfeited	(17,358)	15.09
Exercised	(166,361)	8.39

Balance December 31, 2004	1,092,238	$13.75

11. Employee Benefit Plan

     Effective March 2002, our Company established a 401(k) Profit Sharing Plan for the employees of our Company. All Plan assets associated with the employees of our Company were transferred from International’s Plan to the new Plan established by the Company during April 2002. Prior to March 2002, the Company’s employees participated in International’s 401(k) Profit Sharing Plan.

     Our employees participate in Ambassadors Group, Inc. 401(k) Profit Sharing Plan (the Plan). Employees are eligible to participate in the Plan upon six months of service and 18 years of age. Employees may contribute up to 92 percent of their salary, subject to the maximum contribution allowed by the Internal Revenue Service. Our matching contribution is discretionary based upon approval by management. Employees are 100 percent vested in their contributions and vest in Company matching contributions after their initial four years of employment. During the years ended December 31, 2004, 2003, and 2002, we contributed approximately $33,000, $31,000, and $34,000, to the Plan, respectively.

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

     However, considerable judgment is necessarily required to interpret market data and to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value. Potential income tax ramifications related to the realization of unrealized gains and losses that would be incurred in an actual sale and/or settlement have not been taken into consideration.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Cash and Cash Equivalents — The carrying value of cash and cash equivalents approximates fair value due to the nature of the cash investments.

     Derivatives — The fair value of our investments in foreign currency forward contracts is based on quoted market prices and the spot rate of the foreign currencies subject to contracts at period end.

     Available-for-Sale Securities — The fair value of our investment in debt securities is based on quoted market prices.

The estimated fair values of the financial instruments as of the dates indicated are as follows (in thousands):

	December 31, 2004		December 31, 2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets:
Cash and cash equivalents	$34,737	$34,737	$33,653	$33,653
Derivatives	2,609	2,609	5,209	5,209
Available-for-sale securities	52,820	52,820	33,872	33,872

     Limitations — The fair-value estimates are made at a distinct point in time based on relevant market information and information about the financial instruments. Fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Accordingly, the estimates presented herein are not necessarily indicative of what our Company could realize in a current market exchange.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Earnings Per Share

     The following table presents a reconciliation of basic and diluted earnings per share (“EPS”) computations (in thousands, except per share data):

	Years Ended December 31,
	2004	2003	2002
Numerator:
Net income for basic and diluted earnings per share	$15,647	$10,154	$10,798

Denominator:
Weighted-average shares outstanding — basic	10,045	9,923	9,837
Effect of dilutive common stock options	399	247	370
Effect of dilutive common stock grants	5	—	—
Weighted-average shares outstanding — diluted	10,449	10,170	10,207

Earnings per share — basic:
Net income per share — basic	$1.56	$1.02	$1.10

Earnings per share — diluted:
Net income per share — diluted	$1.50	$1.00	$1.06

14. Supplemental Disclosures of Consolidated Statements of Cash Flows

     We paid cash for taxes during 2004 and 2003 of approximately $7.4 million and $4.5 million, respectively. Prior to our spin-off from International, all taxes were paid by International.

     Non-cash investing and financing activities of the Company during the years ended December 31, 2004, 2003 and 2002, are as follows (in thousands):

	2004	2003	2002
Unrealized gain (loss) on foreign currency exchange contracts	$(2,600)	$3,567	$2,145
Unrealized gain (loss) on available-for-sale securities	(138)	(93)	112
Tax benefit from stock options exercised	489	452	128
A capital lease obligation was incurred when the Company entered into a lease for new equipment	—	756	—

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Quarterly Financial Data

     Summarized quarterly financial data for 2004, 2003, and 2002 is as follows (unaudited, and in thousands except per share data):

	Quarters Ended
	March 31	June 30	September 30	December 31
2004
Net Revenues	$1,260	$25,854	$21,391	$3,319
Selling and tour promotion expense	3,785	5,031	6,926	6,874
General and administrative expense	1,072	1,248	1,204	3,013
Income (loss) before taxes	(3,395)	19,877	13,511	(6,288)
Net income (loss)	(2,241)	13,119	8,918	(4,149)
Earnings (loss) per share-basic	(0.22)	1.31	0.89	(0.41)
Earnings (loss) per share-diluted	(0.22)	1.26	0.85	(0.41)

     Gross program receipts totaled $4.1 million, $72.8 million, $61.2 million and $9.0 million for the quarters ended March 21, June 30, September 30, and December 31, 2004, respectively.

	Quarters Ended
	March 31	June 30	September 30	December 31
2003
Net Revenues	$1,037	$18,184	$16,231	$2,213
Selling and tour promotion expense	2,976	3,659	6,377	5,522
General and administrative expense	883	1,127	726	1,830
Income (loss) before taxes	(2,600)	13,665	9,304	(4,985)
Net income (loss)	(1,716)	9,019	6,141	(3,290)
Earnings (loss) per share-basic	(0.17)	0.91	0.62	(0.33)
Earnings (loss) per share-diluted	(0.17)	0.90	0.60	(0.33)

     Gross program receipts totaled $2.6 million, $53.7 million, $46.8 million and $5.5 million for the quarters ended March 31, June 30, September 30, and December 31, 2003, respectively.

	Quarters Ended
	March 31	June 30	September 30	December 31
2002
Net Revenues	$667	$17,367	$16,284	$1,772
Selling and tour promotion expense	2,437	3,325	5,310	4,560
General and administrative expense	1,056	1,101	978	1,996
Income (loss) before taxes	(2,633)	13,278	10,279	(4,535)
Net income (loss)	(1,765)	8,843	6,731	(3,011)
Earnings (loss) per share-basic	(0.18)	0.90	0.68	(0.31)
Earnings (loss) per share-diluted	(0.18)	0.88	0.67	(0.31)

     Gross program receipts totaled $2.4 million, $49.5 million, $41.0 million, and $4.3 million for the quarters ended March 31, June 30, September 30, and December 31, 2001, respectively.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBASSADORS GROUP, INC.

By:	/s/ JEFFREY D. THOMAS

Jeffrey D. Thomas,
Chief Executive Officer

Date: March 11, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY D. THOMAS	President, Chief Executive	March 11, 2005
Officer and Director
Jeffrey D. Thomas	(Principal Executive Officer)

/s/ JOHN A. UEBERROTH	Chairman of the Board of Directors	March 11, 2005

John A. Ueberroth

/s/ MARGARET M. THOMAS	Executive Vice-President	March 11, 2005
Margaret M. Thomas

/s/ COLLEEN K.MCCANN-LILLIE	Chief Financial Officer and Secretary	March 11, 2005
Colleen K. McCann-Lillie

/s/ BRIGITTE M. BREN	Director	March 11, 2005
Brigitte M. Bren

/s/ JAMES L. EASTON	Director	March 11, 2005
James L. Easton

/s/ DALE F. FREY	Director	March 11, 2005

Dale F. Frey

/s/ RAFER L. JOHNSON	Director	March 11, 2005
Rafer L. Johnson

/s/ JOHN C. SPENCE	Director	March 11, 2005
John C. Spence

/s/ JOSEPH J. UEBERROTH	Director	March 11, 2005
Joseph J. Ueberroth

/s/ RICHARD D. C. WHILDEN	Director	March 11, 2005
Richard D. C. Whilden

INDEX TO EXHIBITS

Exhibit
Number	Description
2.1	Master Separation and Distribution Agreement between Ambassadors International, Inc. and the registrant incorporated by reference to the registrant’s Registration Statement on Form 10 filed on February 4, 2002.

2.2	Indemnification and Insurance Matters Agreement between Ambassadors International, Inc. and the registrant incorporated by reference to the registrant’s Registration Statement on Form 10 filed on November 15, 2001.

2.3	Master Transitional Services Agreement between Ambassadors International, Inc. and the registrant incorporated by reference to the registrant’s Registration Statement on Form 10 filed on November 15, 2001.

2.4	Employee Matters Agreement between Ambassadors International, Inc. and the registrant incorporated by reference to the registrant’s Registration Statement on Form 10 filed on November 15, 2001.

2.5	Tax Sharing Agreement between Ambassadors International, Inc. and the registrant incorporated by reference to the registrant’s Registration Statement on Form 10 filed on November 15, 2001.

2.6	Master Confidential Disclosure Agreement between Ambassadors International, Inc. and the registrant incorporated by reference to the registrant’s Registration Statement on Form 10 filed on November 15, 2001.

2.7	Credit Facility Agreement between Ambassadors International, Inc. and the registrant incorporated by reference to the registrant’s Registration Statement on Form 10 filed on November 15, 2001.

3.1	Amended and Restated Certificate of Incorporation of the registrant incorporated by reference to the registrant’s Registration Statement on Form 10 filed on November 15, 2001.

3.2	Bylaws of the registrant incorporated by reference to the registrant’s Registration Statement on Form 10 filed on November 15, 2001.

4.1	Form of Common Stock certificate of the registrant incorporated by reference to the registrant’s Registration Statement on Form 10 filed on February 5, 2002.

10.1	2001 Equity Participation Plan incorporated by reference to the registrant’s Registration Statement on Form 10 filed on January 7, 2002.

10.2	Form of 2001 Equity Participation Plan Agreement incorporated by reference to the registrant’s Registration Statement on Form 10 filed on November 15, 2001.

10.3	Form of Indemnification Agreement between the registrant and each of its executive officers and directors incorporated by reference to the registrant’s Registration Statement on Form 10 filed on January 25, 2002.

10.4	Commercial Lease Agreement by and between Portolese & Sample Investments and registrant (Ferrall Street) incorporated by reference to the registrant’s 8-K filed on January 4, 2005.

Exhibit
Number	Description
21.1	Subsidiaries of the registrant incorporated by reference to the registrant’s Registration Statement on Form 10 initially filed on November 15, 2001.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.*

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or Rule 15(d)-14(a).*

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or Rule 15(d)-14(a).*

32.1	Certification by the Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) or 15(d)-14-(b) and Section 1350 of Chapter 63 of Title 13 of the United States Code (18 U.S.C. §1350).*

*	Filed herewith