Form 10-Q
period 2005-03-31
AMBASSADORS GROUP INC
filed 2005-05-06
CIK 1162315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

☑ Yes
☐ No

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of April 29, 2005 was 10,163,488.

AMBASSADORS GROUP, INC.
FORM 10-Q QUARTERLY REPORT

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMBASSADORS GROUP, INC.

CONSOLIDATED BALANCE SHEETS
March 31, 2005 and December 31, 2004
(dollars in thousands)

	March 31,	December 31,
	2005	2004
	(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents (includes $12 of restricted cash)	$52,651	$34,737
Available-for-sale securities	65,981	52,820
Foreign currency exchange contracts	2,368	2,609
Other assets	1,487	123
Prepaid program costs and expenses	12,808	2,461

Total current assets	135,295	92,750
Property and equipment, net	4,267	3,911
Deferred tax asset	710	735
Other long-term assets	126	120

Total assets	$140,398	$97,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,266	$1,390
Accrued expenses	2,668	2,887
Other liabilities	3,793	3,806
Participants’ deposits	86,360	38,608
Deferred tax liability	610	723
Current portion of long-term capital lease	148	147

Total current liabilities	94,845	47,561
Long-term capital lease	416	454

Total liabilities	95,261	48,015

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 10,140,046 and 10,013,967 shares issued and outstanding at March 31, 2005 and December 31, 2004	101	101
Additional paid-in capital	18,012	18,288
Retained earnings	26,914	30,869
Unearned restricted stock compensation	(1,312)	(1,402)
Accumulated other comprehensive income	1,422	1,645

Total stockholders’ equity	45,137	49,501

Total liabilities and stockholders’ equity	$140,398	$97,516

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three months ended March 31, 2005 and 2004
(dollars in thousands, except per-share amounts)

	2005	2004
Net revenues*	$2,179	$1,260
Operating expenses:
Selling and tour promotion	5,512	3,785
General and administrative	1,137	1,073

	6,649	4,858
Operating loss	(4,470)	(3,598)
Other income:
Interest and dividend income	475	203

Loss before income taxes	(3,995)	(3,395)
Income tax benefit	1,358	1,154

Net loss	$(2,637)	$(2,241)

Net loss per share – basic and diluted	$(0.26)	$(0.22)

Weighted-average common shares outstanding – basic and diluted	10,092	10,017

The accompanying notes are an integral part of the consolidated financial statements.

*See Management’s Discussion and Analysis of Financial Condition and Results of Operations on Gross Program Receipts.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
For the three months ended March 31, 2005 and 2004
(dollars in thousands)

	2005	2004
Net loss	$(2,637)	$(2,241)
Unrealized loss on foreign currency exchange contracts, net of income tax benefit of $82 and $177	(159)	(344)
Unrealized gain (loss) on available-for-sale securities, net of income tax benefit (provision) of $32 and $(4)	(64)	7

Comprehensive loss	$(2,860)	$(2,578)

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended March 31, 2005 and 2004
(dollars in thousands)

	2005	2004
Cash flows from operating activities:
Net loss	$(2,637)	$(2,241)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	231	236
Amortization of unearned compensation	90	—
Deferred income tax provision	—	25
Change in assets and liabilities:
Prepaid program costs and expenses	(10,347)	(7,188)
Accounts payable and accrued expenses	(356)	(1,928)
Participants’ deposits	47,752	44,489
Other current assets	(1,339)	(1,167)

Net cash provided by operating activities	33,394	32,226

Cash flows from investing activities:
Purchase of available-for-sale securities	(24,037)	(14,250)
Proceeds from sale or maturities of available-for-sale securities	10,781	4,914
Purchase of property and equipment	(587)	(645)
Purchase of other investments	(6)	—

Net cash used in investing activities	(13,849)	(9,981)

Cash flows from financing activities:
Proceeds from exercise of stock options	427	257
Dividend payment to shareholders	(1,318)	(1,102)
Payment on capital lease	(37)	(35)
Payment on stock repurchased	(703)	—

Net used in financing activities	(1,631)	(880)

Net increase in cash and cash equivalents	17,914	21,365
Cash and cash equivalents, beginning of period	34,737	33,653

Cash and cash equivalents, end of period	$52,651	$55,018

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

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

In our opinion, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our financial position at March 31, 2005 and December 31, 2004 and our results of operations and cash flows for the three months ended March 31, 2005 and 2004.

2.	Net Loss Per Share

Net loss per share — basic is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Net loss per share — diluted is computed by increasing the weighted-average number of common shares outstanding by the additional common shares that would have been outstanding if the dilutive potential common shares had been issued. However, due to the net loss during the quarters ended March 31, 2005 and 2004, such shares have been excluded from the computation, as they are anti-dilutive.

The following table presents a reconciliation of basic and diluted earnings per share (“EPS”) computations and the number of dilutive securities (stock grants and options).

	2005	2004
Numerator:
Net loss for basic and diluted earnings per share	$(2,637)	$(2,241)

Denominator:
Weighted-average shares outstanding – basic	10,092	10,017
Effect of dilutive common stock options	(A )	(A )

Weighted-average shares outstanding – diluted	10,092	10,017

Net loss per share – basic and diluted	$(0.26)	$(0.22)

(A)	For the three months ended March 31, 2005 and 2004, the effects of approximately 522,000 and 386,000 stock grants and options, respectively, have been excluded from the calculation because the effect would be anti-dilutive.

3.	Stock Incentive Plan

We adopted the disclosure-only provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 123 and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Accordingly, no compensation expense was recognized in the first quarter of 2005 and 2004 for unexercised options related to the stock option plan. Had compensation cost for our stock option plan been determined based on fair value at the grant dates under the plan consistent with the method of SFAS No. 123, our net loss per share amounts for the quarters ended March 2005 and 2004, would have been changed to the pro forma amounts indicated below (in thousands except per share data):

	2005	2004
Net loss as reported	$(2,637)	$(2,241)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(68)	(71)

Pro forma net loss	$(2,705)	$(2,312)

Pro forma net loss per share – basic and diluted	$(0.27)	$(0.23)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the selected consolidated financial data and our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

     Statements contained in this Quarterly Report on Form 10-Q, which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding intent, belief or current expectations of our Company or our officers with respect to, among other things, trends in the travel industry, business and growth strategies, use of technology, ability to integrate acquired businesses, and fluctuations in results of operations.

     Forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include factors affecting the travel industry generally, competition, our ability to successfully integrate the operations of existing or acquired companies, and a variety of factors such as continuing U.S. military deployment in Iraq, conflict in the Middle East, periods of international unrest, the outbreak of disease, changes in the direct-mail environment, recession, weather conditions and concerns for passenger safety that could cause a decline in travel demand, as well as the risk factors, and other factors as may be identified from time to time in our Securities and Exchange Commission filings or in our press releases. For a more complete discussion of these risks, please refer to Item 1 “Business — Risk Factors” disclosure in our Form 10-K filed on March 14, 2005.

     In this Quarterly Report on Form 10-Q, the terms “Company,” “we,” “us,” and “our” refer to Ambassadors Group, Inc.

     Overview

     Ambassadors Group, Inc. is a leading educational travel company that organizes and promotes international and domestic programs for students, athletes and professionals, primarily using the People to People name. People to People International (“People to People”) is a private, non-profit organization dedicated to the promotion of world peace through cultural exchange.

     We have the exclusive right to develop and conduct student programs for kindergarten through high school students using the People to People name. We also have the non-exclusive right to develop, market and operate programs for professionals, college students and athletes using the People to People name. However, at the present time, we are the only entity that has been given this right by People to People. These rights, granted pursuant to agreements with People to People, expire in 2010 and, at our election, may be extended through 2020.

     Our business consists of several specialized private-label educational travel programs, including Student Ambassador Programs, Sports Ambassador Programs, Conference Programs, and Professional Ambassador Programs. Student Ambassador Programs and Sport Ambassador Programs provide opportunities for grade school, middle school and high school students to learn about the history, government, economy and culture of the foreign and domestic destinations they visit as well as for middle and high school athletes to participate in international sports challenges. Our Conference Programs provide educational opportunities for middle school and high school students to learn leadership, government, college admissions and community involvement skills at domestic destinations. Our Professional Ambassador Programs emphasize meetings and seminars between delegates and persons in similar professions abroad.

     We were founded in 1967, were reincorporated in Delaware in 1995, and operated as Ambassadors Education Group, a wholly owned subsidiary of Ambassadors International until February 2002, at which time we spun off to operate as an independent stand-alone company beginning in March, 2002. Since then, our Common Stock has traded on the Nasdaq National Market under the ticker symbol “EPAX.”

     Strategy

     We believe our long experience, high quality programs and exceptional customer service are and will remain key elements of our success. Our strategy is to maintain quality standards while increasing the volume of business. To grow the business, we intend to (i) expand the marketing efforts and travel volume of existing student, sports and conference educational travel programs, (ii) introduce new student, sport, conference and professional travel programs independently and through strategic alliances, (iii) broaden professional travel programs, and (iv) selectively pursue strategic alliance opportunities.

     Operations

     We are comprised of a single operating segment consisting of educational travel and sports programs for students, athletes and professionals. These programs have similar economic characteristics, offer comparable products to delegates, and utilize similar processes for program marketing.

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

Comparison of the Three Months Ended March 31, 2005 to the Three Months Ended March 31, 2004

     Gross Program Receipts

     Gross program receipts reflect total payments received, and gross program receipts less program pass-through expenses constitute our revenues. Program pass-through expenses include all direct costs associated with our programs, including, but not limited to, costs related to airfare, hotels, meals, ground transportation, guides, professional exchanges, and changes in currency exchange rates.

Quarter ended	March 31, 2005	March 31, 2004
	$6.0 million	$4.1 million

     Gross program receipts increased approximately $1.9 million, or 46%, in the first quarter of 2005. This resulted primarily from traveling approximately 67% more delegates in the first quarter of 2005 than in 2004, to 2,500 delegates from 1,500 delegates.

Net Revenue / Gross Margin %

Quarter ended	March 31, 2005	March 31, 2004
	$2.2 million / 36%	$1.3 million / 31%

     Net revenue increased by approximately $0.9 million or 69% in the first quarter of 2005. The significant increase in net revenue was a direct result of traveling more delegates in the first quarter of 2005. Our gross margin (net revenue as a percentage of gross program receipts) also increased when comparing the two quarters to 36% from 31% in the first quarters of 2005 and 2004, respectively. During the first quarter of 2004, the 31% gross margin reflected increased costs, securing capacity for more delegates than we had anticipated traveling during that quarter. During the first quarter of 2005, the gross margin improvement reflected our cost management measures and improved capacity management.

     Selling and Tour Promotion Expenses

Quarter ended	March 31, 2005	March 31, 2004
	$5.5 million	$3.8 million

     Selling and tour promotion expenses increased by $1.7 million or 45% between the first quarters of 2005 and 2004. This increase resulted from shifting marketing and mailing expenses for our domestic and professional programs earlier in the fiscal year than in the previous year.

     General and Administrative Expenses

Quarter ended	March 31, 2005	March 31, 2004
	$1.1 million	$1.1 million

     General and administrative expenses remained consistent when comparing the two periods.

     Other Income

Quarter ended	March 31, 2005	March 31, 2004
	$0.5 million	$0.2 million

     Other income consists primarily of interest income generated by cash, cash equivalents and available-for-sale securities. Interest income was more than double when comparing quarter over quarter, due to higher levels of cash balances quarter over quarter and increased rates of return between the two quarters. The rates of return in the first quarter of 2005 and 2004 were 1.8% and 1.6%, respectively.

     Income Tax Benefit

Quarter ended	March 31, 2005	March 31, 2004
	$1.4 million	$1.2 million

     The income tax benefit has been recorded based upon the estimated annual effective income tax rate of 34% applied to the pre-tax loss as of the quarters ended March 31, 2005 and 2004, respectively.

Liquidity and Capital Resources

     Our business is not capital-intensive. However, we do retain funds for operating purposes in order to conduct sales and marketing efforts for future programs and to facilitate acquisitions of other companies.

     Net cash provided by operations for the three months ended March 31, 2005 and 2004, was $33.5 million and $32.2 million, respectively. The $1.3 million increase in cash flow from operations was primarily related to the net effect of timing in participants’ deposits for future travel programs, an increase in prepaid program costs and expenses, and a decrease in accounts payable and accrued expenses.

     Net cash used in investing activities for the first three months ended March 31, 2005 and 2004, was $13.8 million and $10.0 million respectively. The $3.8 million increased use of cash was primarily related to net activities with the purchase of available-for-sale securities.

     Net cash used in financing activities for the three months ended March 31, 2005 and 2004 was $1.7 million and $0.9 million, respectively. The increased use of cash in the first three months of 2005 was primarily for repurchases of our Common Stock through the quarter.

     At March 31, 2005, the Company had $118.6 million of cash, cash equivalents, and available-for-sale securities, including program participant funds of $86.4 million. At March 31, 2004, the Company had $98.2 million of cash, cash equivalents, and available-for-sale securities, including program participant funds of $72.7 million. Deployable cash (see definition in table below) as of March 31, 2005 and 2004 was $37.1 million and $28.1 million, respectively.

     Participants’ deposits were $86.4 million and $72.7 million for the first three months ended March 31, 2005 and 2004. Under our cancellation policies, a program participant may be entitled to a refund of a portion of his or her deposit, less certain charges, depending on the time of cancellation. Should a greater number of delegates cancel their travel in comparison to what we are accustomed to, due to circumstances such as international or domestic unrest, terrorism, or general economic downturn, our cash balances could be significantly reduced. In addition, we consider our cash balances at risk, if the financial institutions which held balances beyond that federally insured were to become insolvent. (See “Factors that may Affect Operating Results – Concentration of Credit Risk.”)

     We continue to selectively pursue strategic alliances or acquisition opportunities with education and travel related businesses that may require the use of cash and cash equivalents. No such acquisitions are currently pending and no assurance can be given that definitive agreements for any such acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to us.

     We do not have any material capital expenditure commitments for 2005. We believe that existing cash and cash equivalents and cash flows from operations will be sufficient to fund our anticipated operating needs and capital expenditures through 2005. For a more complete discussion of these and other contractual factors, please refer to our Form 10-K for the year ended December 31, 2004.

     Deployable Cash Reconciliation

	UNAUDITED
	March 31, 2005	March 31, 2004
Cash, cash equivalents and available-for-sale equivalents	$118,632	$98,236
Prepaid program cost and expenses	12,808	8,796
Less: Participants’ deposits	(86,360)	(72,709)
Less: Accounts payable/accruals/other liabilities	(7,875)	(6,076)
Less: Current portion of long term capital lease	(148)	(145)
Deployable cash	$37,057	$28,102

     Deployable cash is a non-GAAP (generally accepted accounting principles) liquidity measure. Deployable cash is calculated as the sum of cash and cash equivalents, available for sale securities and prepaid program costs and expenses less the sum of accounts payable, accrued expenses and other short-term liabilities (excluding deferred taxes), participant deposits and the current portion of long-term capital lease. We believe this non-GAAP measure is useful in understanding the cash available to deploy for future business opportunities and is presented as supplementary information to enhance your understanding of, and highlight trends in, our financial position. Any non-GAAP financial measure used should not be considered in isolation or as a substitute for measures of performance or liquidity prepared in accordance with GAAP.

Foreign Currency – Hedging Policy

     A majority of our travel programs take place outside of the United States and most foreign suppliers require payment in currency other than in U.S. dollars. Accordingly, we are exposed to foreign currency risks relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. We have a program to provide a hedge against certain of these foreign currency risks with less than two years maturity, and we use forward contracts and options that allow us to acquire the foreign currency at a fixed price for a specified period of time. All of our derivatives are designated as cash-flow hedges of forecasted transactions.

     We account for these foreign exchange contracts and options in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For qualifying cash-flow hedge transactions in which we are hedging the variability of cash flows related to a forecasted transaction, changes in the fair value of the derivative instrument are reported in other comprehensive income. The gains and losses on the derivative instruments that are reported in other comprehensive income are reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges is recognized in current period earnings. Unrealized gains and losses on foreign currency exchange contracts that are not qualifying cash-flow hedges as defined by SFAS No. 133 are recorded in the statement of operations.

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

Risks Relating to our Business

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

     The continued U.S. military presence as a result from the war with Iraq has affected and will continue to affect the travel industry, the markets in which we operate, and our operations and profitability. The potential and long-term effects are uncertain for our customers, the market for our Common Stock, the markets for our services, the strength of the U.S. dollar and the U.S. economy. In the past, we have experienced increased cancellations for our travel programs. We have also experienced a weakened U.S. dollar, the negative effect of which will cost us more to travel participants abroad.

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

     Competition

     The travel industry in general and the educational segment of the travel industry is highly competitive and has relatively low barriers to entry. We compete with other companies that provide similar educational travel programs for students and athletes, as well as independent programs organized and sponsored by local teachers and coaches with the assistance of local travel agents. People to People, under the terms of its agreement with the Company, reserves the right to offer programs to college students for studies abroad and to grant other entities which we compete with, the right to use the People to People name in connection with People to People’s professional education and sports programs. In general, our Professional Ambassador Programs compete with independent professional organizations that sponsor and organize their own travel programs through the assistance of local travel agents, and other organizations that offer travel programs and continuing education credits for adults. Some of our competitors are larger and have greater brand name recognition and financial resources than we do. There can be no assurance that we will be able to compete successfully, and the failure to compete successfully may have a material adverse affect on our business, financial condition, cash flows and results of operations.

     Dependence on “People to People”

     Our agreements with People to People give us the exclusive right to develop and conduct programs for kindergarten through high school students using the People to People name, and the non-exclusive right to develop and conduct programs for professionals, college students and athletes using the People to People name. Our agreements with People to People, however, allow People to People to continue to conduct college and professional seminars and internship programs and to develop other sports and professional programs. The People to People agreements expire in 2010 and, at the election of the Company, may be further extended through 2020. We believe that we derive benefit from our ability to market our programs using the People to People name. If our agreements with People to People were terminated or if we were unable to use the People to People name to market new programs or destinations, we could have a material adverse affect on our business, financial condition, cash flows and results of operations. Similarly, if our relationship with People to People is disrupted or is adversely impacted because People to People experiences interruption, delay or ceases operations in the future for any reason, our business would be harmed and our stock price may decline.

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

Risks Relating to the Separation of the Company from Ambassadors International

     Indemnification of International for Tax Liabilities Incurred in Connection With the Separation

     In connection with the separation, we and Ambassadors International (“International”) entered into a tax sharing agreement pursuant to which we agreed to indemnify International for certain taxes and similar obligations that we would incur if the separation does not qualify for tax-free treatment due to any of the following events:

•	the acquisition of a controlling interest in our stock after the separation;

•	our failure to continue our business after the separation;

•	a repurchase of our stock; or

•	other acts or omissions by us.

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

Risks Relating to the Securities Markets and Ownership of our Common Stock

     Fluctuations in Stock Price

     The market price of our Common Stock could be subject to significant fluctuations. Among the factors that could affect our stock price are:

•	Quarterly variations in operating results;

•	Changes in revenue or earnings estimates or publication of research reports by analysts;

•	Speculation in the press or investment community;

•	Strategic actions by us or our competitors, such as acquisitions or restructurings;

•	Actions by institutional stockholders;

•	General market conditions;

•	Change in key employees;

•	Domestic and international, social and economic factors unrelated to our performance; and

•	Limited shares of Common Stock available for trading.

     The stock markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Common Stock. In particular, we cannot make assurances that its stock will sell at any particular price, or at all.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     A majority of our travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. We have a program to provide a hedge against certain of these foreign currency risks with less than two years’ maturity. Currently, the U.S. dollar has significantly weakened against the major currencies that we pay most foreign suppliers including the Euro, British pound, Australian dollar and New Zealand dollar. If the U.S. dollar continues to weaken against these four major currencies, we face increased costs to travel a delegate abroad and therefore increased pressure on the gross margin (revenue as a percentage of gross program receipts). We are not able to determine whether the impact of the weakening U.S. dollar will be material on our business, financial condition, cash flows and results of operations. See further discussion of these market risks in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That may Affect Operating Results.”

Item 4. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures

     As of March 31, 2005, the end of the period covered by this report, our chief executive officer and chief financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in its report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

     (b) Changes in internal control over financial reporting

     In the three months ended, March 31, 2005, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

     On May 18, 2004, our Board of Directors authorized the repurchase of up to $5 million of our Common Stock in the open market or through private transactions. During the quarter ended March 31, 2005, we repurchased 20,978 shares of our Common Stock for $0.7 million. Since inception, we have repurchased approximately 118,000 shares of Common Stock for an approximate total of $3.2 million and as of March 31, 2005, approximately $1.8 million remained available for repurchase under the plan.

     The following is a summary of issuer purchases of equity securities during the quarter ended March 31, 2005:

Maximum Number
			Total Number of	(or Approximate
			Shares	Dollar Value) of
			Purchased as	Shares that May Yet
	Total Number	Average	Part of Publicly	Be
	of	Price	Announced	Purchased Under
	Shares	Paid per	Plans or	the Plans or
Period	Purchased	Share	Programs	Programs
January 1 – January 31, 2005	—	—	—	—
February 1 – February 28, 2005	—	—	—	—
March 1 – March 31, 2005	20,978	$33.47	20,978	$1,826,364

Total	20,978	$33.47	20,978	$1,826,364

Item 6. Exhibits

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

AMBASSADORS GROUP, INC.

Date: May 6, 2005	By:	/s/ COLLEEN MCCANN-LILLIE
Colleen McCann-Lillie
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002