Form 10-Q
period 2005-06-30
AMBASSADORS GROUP INC
filed 2005-08-09
CIK 1162315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
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
☑ Yes
☐ No
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
☑ Yes
☐ No
The number of shares of the registrant’s Common stock outstanding as of August 1, 2005 was 10,223,711.

AMBASSADORS GROUP, INC.
FORM 10-Q QUARTERLY REPORT

PART I
FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
AMBASSADORS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands, except share amounts)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents (includes $12 of restricted cash)	$34,092	$11,036
Available-for-sale securities	86,990	76,521
Foreign currency exchange contracts	—	2,609
Prepaid program costs and expenses	41,063	2,461
Deferred tax asset	735	—
Accounts receivable	309	123

Total current assets	163,189	92,750
Property and equipment, net	4,765	3,911
Deferred tax asset	685	735
Other long-term assets	125	120

Total assets	$168,764	$97,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,588	$1,390
Accrued expenses	6,641	2,887
Foreign currency exchange contracts	1,536	—
Participants’ deposits	87,473	38,608
Other liabilities	3,303	3,806
Deferred tax liability	—	723
Current portion of long-term capital lease	175	147

Total current liabilities	111,716	47,561
Long-term capital lease	478	454

Total liabilities	112,194	48,015

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; authorized, 50,000,000 and 20,000,000 shares authorized; 10,186,808 and 10,125,841 shares issued and outstanding at June 30, 2005 and December 31, 2004	101	101
Additional paid-in capital	18,018	18,288
Retained earnings	40,840	30,869
Unearned restricted stock compensation	(1,297)	(1,402)
Accumulated other comprehensive income (loss)	(1,092)	1,645

Total stockholders’ equity	56,570	49,501

Total liabilities and stockholders’ equity	$168,764	$97,516

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in thousands, except per-share amounts)

	Six Months ended		Three months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenues*	$31,871	$27,114	$29,693	$25,854
Operating expenses:
Selling and tour promotion	11,430	8,817	5,918	5,031
General and administrative	2,791	2,320	1,654	1,248

	14,221	11,137	7,572	6,279

Operating income	17,650	15,977	22,121	19,575
Other income:
Interest and dividend income	1,245	505	770	302

Income before income taxes	18,895	16,482	22,891	19,877
Income tax provision	6,283	5,604	7,642	6,758

Net income	$12,612	$10,878	$15,249	$13,119

Net income per share — basic	$1.25	$1.08	$1.51	$1.31

Weighted-average common shares outstanding — basic	10,109	10,033	10,126	10,049

Net income per share — diluted	$1.19	$1.04	$1.44	$1.26

Weighted-average common shares outstanding — diluted	10,621	10,415	$10,621	$10,423

The accompanying notes are an integral part of the consolidated financial statements.

*	See Management’s Discussion and Analysis of Financial Condition and Results of Operations for Gross Program Receipts.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$12,612	$10,878	$15,249	$13,119
Unrealized loss on foreign currency exchange contracts, net of income tax benefit of $1,410, $97, $1,328, and $188	(2,736)	(3,109)	(2,577)	(2,766)
Unrealized gain (loss) on available-for-sale securities, net of income tax benefit (provision) of $-, $55, $(32), and $47	(1)	(85)	63	(92)

Comprehensive income	$9,875	$7,684	$12,735	$10,261

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$12,612	$10,878
Adjustments:
Depreciation	495	470
Amortization of unearned compensation	193	—
Deferred income tax provision	—	61
Change in assets and liabilities:
Prepaid program costs and expenses	(38,602)	(26,069)
Accounts payable and accrued expenses	14,449	16,089
Participants’ deposits	48,865	34,184
Other current assets	(186)	(306)

Net cash provided by operating activities	37,826	35,307

Cash flows from investing activities:
Net change in available-for-sale securities	(10,469)	(27,196)
Purchase of property and equipment and other	(1,354)	(1,245)

Net cash used in investing activities	(11,823)	(28,441)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,389	385
Dividend payment to shareholders	(2,641)	(2,208)
Proceeds from (payment on) capital lease	52	(71)
Payment of stock repurchased	(1,747)	(680)

Net cash used in financing activities	(2,947)	(2,574)

Net increase in cash and cash equivalents	23,056	4,292
Cash and cash equivalents, beginning of period	11,036	11,785

Cash and cash equivalents, end of period	$34,092	$16,077

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Organization and Basis of Presentation:

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

In our opinion, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our financial position at June 30, 2005 and December 31, 2004 and our results of operations and cash flows for the three and six months ended June 30, 2005 and 2004.

2.	Income per Share:

Net income per share — basic is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Net income per share — diluted is computed by increasing the weighted-average number of common shares outstanding by the additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The following table presents a reconciliation of basic and diluted earnings per share (“EPS”) computations and the number of dilutive securities (stock options and grants) that were not included in the dilutive EPS calculation because they were anti-dilutive (in thousands, except per-share amounts):

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income for basic and diluted earnings per share	$12,612	$10,878	$15,249	$13,119

Denominator:
Weighted-average shares outstanding — basic	10,109	10,033	10,126	10,049
Effect of dilutive common stock options	467	382	449	374
Effect of dilutive common stock grants	45	—	46	—

Weighted average shares outstanding — diluted	10,621	10,415	10,621	10,423

Net income per share — basic	$1.25	$1.08	$1.51	$1.31
Net income per share — diluted	$1.19	$1.04	$1.44	$1.26
For the three and six months ended June 30, 2004, the effects of approximately 30,000 stock options have been excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive. No stock options have been excluded from the calculation of diluted earnings per share during the three and six months ended June 30, 2005, as the market price exceeded the grant price of options outstanding on that date.

3.	Stock Incentive Plan:

We adopted the disclosure-only provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 123 and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” For disclosure purposes, we have chosen to measure compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense was recognized in the six and three months ended June 30, 2005 and 2004 for unexercised options related to the stock option plan. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and had compensation cost for our stock option plan been recognized, our net income per share amounts for the six and three months ended June 30, 2005 and 2004, would have been changed to the pro forma amounts indicated below (in thousands except per share data):

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Net income as reported	$12,612	$10,878	$15,249	$13,119
Add: Stock-based employee compensation expense for stock grants, included in reported net income, net of related tax effects	129	—	68	—
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(308)	(158)	(179)	88

Pro forma net income	$12,433	$10,720	$15,138	$13,031

Earnings per share:
Basic — as reported	$1.25	$1.08	$1.51	$1.31

Basic — pro forma	$1.23	$1.07	$1.49	$1.30

Diluted — as reported	$1.19	$1.04	$1.44	$1.26

Diluted — pro forma	$1.17	$1.03	$1.43	$1.25

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
     Forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include factors affecting the travel industry generally, competition, our ability to successfully integrate the operations of existing or acquired companies, and a variety of factors such as continuing U.S. military deployment in Iraq, conflict in the Middle East, periods of international unrest, the outbreak of disease, changes in the direct-mail environment, recession, weather conditions and concerns for passenger safety that could cause a decline in travel demand, as well as the risk factors, and other factors as may be identified from time to time in our Securities and Exchange Commission filings or in our press releases. For a more complete discussion of these risks, please refer to Item 1 “Business — Risk Factors” disclosure in our Form 10-K filed on March 14, 2005, along with those risks identified under “Factors That May Affect Operating Results” included in this Quarterly Report.
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
     Our business consists of several specialized private-label educational travel programs, including Student Ambassador Programs, Sports Ambassador Programs, Conference Programs, and Professional Ambassador Programs. Student Ambassador Programs provide opportunities for grade school, middle school and high school students to learn about the history, government, economy and culture of the foreign and domestic destinations they visit. People to People Sports Ambassadors, for middle and high school athletes, provides the opportunity to participate in international sports competitions as well. Our Conference Programs provide educational opportunities for middle school and high school students to learn leadership, government, college admissions and community involvement skills at various domestic destinations. Our Professional Ambassador Programs emphasize meetings and seminars between delegates and persons in similar professions abroad.
     We were founded in 1967, were reincorporated in Delaware in 1995, and operated as Ambassadors Education Group, a wholly owned subsidiary of Ambassadors International, Inc. until February 2002, at which time we spun off to operate as an independent stand-alone company beginning in March, 2002. Since then, our Common Stock has traded on the Nasdaq National Market under the ticker symbol “EPAX.”

     Strategy
     We believe our long experience, high quality programs and exceptional customer service are and will remain key elements of our success. Our strategy is to maintain quality standards while increasing the volume of business. To grow the business, we intend to (i) expand the marketing efforts and travel volume of existing student, sports, conference, and professional educational travel programs, (ii) introduce new student, sport, conference and professional travel programs independently and through strategic alliances, (iii) broaden professional travel programs, and (iv) selectively pursue strategic alliance opportunities.
     Operations
     Our business is highly seasonal, as the majority of travel programs are scheduled during June and July each year. We are comprised of a single operating segment consisting of educational travel and sports programs for students, athletes and professionals. These programs have similar economic characteristics, offer comparable products to delegates, and utilize similar processes for program marketing.
     Our Gross Program Receipts and Accounting Structure
     Gross program receipts reflect total payments received by us. Gross program receipts less program pass-through expenses constitute our revenues. Due to the nature of these gross receipts and pass-through expenses, we report on a net revenue basis in our Consolidated Statements of Operations. We recognize revenues upon the departure of the program, as the remaining performance obligations are perfunctory. Our policy is to obtain payment for substantially all travel services prior to entering into commitments for incurring expenses relating to such travel. Program pass-through expenses include all direct costs associated with our programs, including, but not limited to, costs related to airfare, hotels, meals, ground transportation, guides, professional exchanges and changes in currency exchange rates. Operating expenses, which are expensed as incurred, are the costs related to the creation of programs, promotional materials and marketing costs, salaries, rent, other general and administrative expenses and all ordinary expenses.
     Our Common Stock Authorized
     At our Annual Meeting of Stockholders held on May 13, 2005, our stockholders approved an amendment to our Certificate of Incorporation to increase the authorized number of common shares from 20 million to 50 million shares. As a result, we filed an Amended and Restated Certificate of Incorporation with the State of Delaware on May 17, 2005.

Comparison of the Three Months Ended June 30, 2005 to the Three Months Ended June 30, 2004

Gross Program Receipts
Quarter ended	June 30, 2005	June 30, 2004
	$81.5 million	$72.8 million
     Gross program receipts reflect total payments received. Gross program receipts less program pass-through expenses constitute our revenues. Program pass-through expenses include all direct costs associated with our programs, including, but not limited to, costs related to airfare, hotels, meals, ground transportation, guides, professional exchanges, and changes in currency exchange rates.
     Gross program receipts increased approximately $8.7 million or 12% in the second quarter of 2005 in comparison to the same quarter of 2004. This increase is primarily related to traveling approximately 1,500 more delegates, or 10%, in the second quarter of 2005. In the second quarter of 2005 and 2004, we traveled 16,500 delegates in comparison to 15,000 delegates, respectively.

Net Revenue / Gross Margin %
Quarter ended	June 30, 2005	June 30, 2004
	$29.7 million/36%	$25.9 million/36%
     Net revenue increased by approximately 15% in the second quarter of 2005. The increase in net revenue was a direct result of traveling more delegates in the second quarter of 2005. Our gross margin (net revenue as a percentage of gross program receipts) remained consistent at 36% in the second quarters of 2005 and 2004, as we were able to pass along certain fuel surcharges to our delegates and maintain travel group size efficiencies.

Selling and Tour Promotion Expenses
Quarter ended	June 30, 2005	June 30, 2004
	$5.9 million	$5.0 million
     Selling and tour promotion expenses increased $0.9 million or 18%, primarily resulting from increased personnel to support higher business volumes during 2005 compared to 2004, as well as additional marketing expenses during 2005 to support delegate growth in 2006.

General and Administrative Expenses
Quarter ended	June 30, 2005	June 30, 2004
	$1.7 million	$1.2 million
     General and administrative expenses increased $0.5 million as a result of higher business volumes and increased personnel to support the increased delegate counts.

Other income
Quarter ended	June 30, 2005	June 30, 2004
	$0.8 million	$0.3 million
     Other income consists primarily of interest income generated by cash, cash equivalents and available-for-sale securities. Interest income recognized quarter over quarter increased $0.5 million primarily due to higher levels of cash balances and rates of return recognized.

Income Tax Provision
Quarter ended	June 30, 2005	June 30, 2004
	$7.6 million	$6.8 million
     The income tax provision has been recorded based upon the estimated annual effective income tax rate of 33% and 34% applied to the pre-tax income for the quarters ended June 30, 2005 and 2004, respectively.

Comparison of the Six Months Ended June 30, 2005 to the Six Months Ended June 30, 2004

Gross Program Receipts
Six months ended	June 30, 2005	June 30, 2004
	$87.5 million	$76.9 million
     Gross program receipts reflect total payments received. Gross program receipts less program pass-through expenses constitute our revenues. Program pass-through expenses include all direct costs associated with our programs, including, but not limited to, costs related to airfare, hotels, meals, ground transportation, guides, professional exchanges, and changes in currency exchange rates.
     Gross program receipts increased by approximately $10.6 million or 14% for the first six months of 2005. The increase is primarily due to traveling approximately 16% more delegates. Nineteen thousand delegates traveled in the first six months of 2005 compared to 16,400 in the first six months of 2004.

Net Revenue / Gross Margin %
Six months ended	June 30, 2005	June 30, 2004
	$31.9 million/36%	$27.1 million/35%
     Net revenue increased by approximately $4.8 million, or 18% in the first six months of 2005. The significant increase in the net revenue was a direct result of traveling more delegates in the first six months of 2005 than the same period of 2004. Our gross margin (net revenue as a percent of gross program receipts) increased to 36% in the first six months of 2005 from 35% for the same time period of 2004. The 2005 gross margin increased despite certain fuel surcharges passed along to our delegates.

Selling and Tour Promotion Expenses
Six months ended	June 30, 2005	June 30, 2004
	$11.4 million	$8.8 million
     Selling and tour promotion expenses increased approximately $2.6 million or 30%. This resulted primarily from increased marketing expenditures related to new domestic programs and existing international programs, combined with increased expenditures to support higher business volumes.

General and Administrative Expenses
Six months ended	June 30, 2005	June 30, 2004
	$2.8 million	$2.3 million
     General and administrative expenses increased $0.5 million as a result of expenses to support the increased number of delegates traveling during 2005.

Other Income
Six months ended	June 30, 2005	June 30, 2004
	$1.2 million	$0.5 million
     Other income in the first six months of 2005 and 2004 consists primarily of interest income generated by cash, cash equivalents and available-for-sale securities. Interest income more than doubled when comparing the six months ending June 30, 2005 and 2004, due to higher levels of cash balances and increased rates of return during the period ended June 30, 2005.

Income Tax Provision
Six months ended	June 30, 2005	June 30, 2004
	$6.3 million	$5.6 million
     The income tax provision has been recorded based upon the estimated annual effective income tax rate of 33% and 34% applied to the pre-tax income as of the six months ended June 30, 2005 and 2004, respectively.
Liquidity and Capital Resources
     Our business is not capital-intensive yet is highly seasonal. We retain funds for operating purposes in order to conduct sales and marketing efforts for future programs and to facilitate selective strategic alliance opportunities.
     Net cash provided by operations for the six months ended June 30, 2005 and 2004, was $37.8 million and $35.3 million, respectively. The $2.5 million increase in cash flow from operations was primarily related to the net effect of increased net income, combined with growth in participants’ deposits for future travel programs and increased cash paid for deposits for future travel within prepaid program costs and expenses.
     Net cash used in investing activities for the first six months ended June 30, 2005 and 2004, was $11.8 million and $28.4 million, respectively. The $16.6 million decrease was primarily related to net activities with the purchase of available-for-sale securities.
     Net cash used in financing activities for the six months ended June 30, 2005 and 2004, was $2.9 million and $2.6 million, respectively. The use of cash in the first six months of 2005 and 2004 was primarily spent for dividend payments of $0.13 per share during 2005 and $0.11 per share during 2004 to our shareholders. Increases in proceeds from the exercise of stock options to $1.4 million from $0.4 million and increases in payments for repurchased stock to $1.7 million from $0.7 million during the six months ended June 30, 2005 and 2004, respectively, also contributed to the net cash used in financing activities. Through the duration of our stock buy-back program adopted on May 18, 2004, we have spent $4.2 million of the approved $5 million plan.
     At June 30, 2005, we had $121.1 million of cash, cash equivalents, and available-for-sale securities, including program participant funds of $87.5 million. At June 30, 2004, we had $98.9 million of cash, cash equivalents, and available-for-sale securities, including program participant funds of $62.4 million. Deployable cash (see definition in table below) as of June 30, 2005 and 2004 was $52.0 million and $40.1 million, respectively.
     Deployable cash

	June 30,	June 30,	December 31,
	2005	2004	2004
Cash, cash equivalents and available-for-sale equivalents	$121,082	$98,873	$87,557
Prepaid program cost and expenses	41,063	27,677	2,461
Less: Participants’ deposits	(87,473)	(62,404)	(38,608)
Less: Accounts payable/accruals/other liabilities	(22,707)	(24,094)	(8,230)

Deployable cash	$51,965	$40,052	$43,180

     Deployable cash is a non-GAAP (generally accepted accounting principles) liquidity measure. Deployable cash is calculated as the sum of cash and cash equivalents, available for sale securities and prepaid program costs and expenses less the sum of accounts payable, accrued expenses and other short-term liabilities (excluding deferred taxes and foreign exchange currency contracts), participant deposits and the current portion of long-term capital lease. We believe this non-GAAP measure is useful in understanding the cash available to deploy for future business opportunities and is presented as supplementary information to enhance the understanding of, and highlight trends in, our financial position. Any non-GAAP financial measure used should not be considered in isolation or as a substitute for measures of performance or liquidity prepared in accordance with GAAP.
     Participant deposits were $87.5 million and $62.4 million as of June 30, 2005 and 2004. Under our withdrawal policy, a delegate may be entitled to a refund of a portion of his or her deposit, less certain charges, depending on the time of withdrawal. Should a greater number of delegates withdraw from the program in comparison to that to which we are accustomed, due to circumstances such as international or domestic unrest, terrorism, or general economic downturn, our cash balances could be significantly reduced. In addition, we consider our cash balances at risk, if the financial institutions which held balances beyond that federally insured were to become insolvent. See “Factors that may Affect Operating Results — Concentration of Credit Risk.”
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
     We do not have any material capital expenditure commitments for 2005. We believe that existing cash and cash equivalents and cash flows from operations will be sufficient to fund our anticipated operating needs, capital expenditures and acquisitions through 2005. For a more complete discussion of these and other contractual factors, please refer to our Form 10-K for the year ended December 31, 2004.
Foreign Currency — Hedging Policy
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

     The continued U.S. military presence as a result from the war in Iraq has affected and will continue to affect the travel industry, the markets in which we operate, and our operations and profitability. The potential and long-term effects are uncertain for our customers, the market for our Common Stock, the markets for our services, the strength of the U.S. dollar and the U.S. economy. In the past, we have experienced increased cancellations for our travel programs. We have also experienced a weakened U.S. dollar, the negative effect of which will cost us more to travel participants abroad.
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
     Terrorism
     Terrorist attacks, such as the attacks that occurred in London on July 7 and 21, 2005 and in the United States on September 11, 2001, the continued U.S. military response, and other acts of violence or war have and will affect the travel industry generally, the markets in which we operate, as well as our operations and profitability. Further terrorist attacks against the United States or U.S. businesses and citizens at home and abroad may occur. The September 11 attacks have had a very negative impact on domestic and international air travel and the travel industry in general. As a result, we experienced a significant decrease in profitability in 2002. The potential near-term and long-term effects of these attacks are uncertain for our customers, the market for our Common Stock, the markets for our services and the U.S. economy. The consequences of any terrorist attacks, or any armed conflicts including war which may result, are unpredictable, and we may not be able to foresee events that could have an adverse affect on our business or operations.
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
     Dependence on “People to People”
     Our agreements with People to People give us the exclusive right to develop and conduct programs for kindergarten through high school students using the People to People name, and the non-exclusive right to develop and conduct programs for professionals, college students and athletes using the People to People name. Our agreements with People to People, however, allow People to People to continue to conduct college and professional seminars and internship programs and to develop other sports and professional programs. The People to People agreements expire in 2010 and, at our election, may be further extended through 2020. We believe that we derive benefit from our ability to market our programs using the People to People name. If our agreements with People to People were terminated or if we were unable to use the People to People name to market new programs or destinations, we could have a material adverse affect on our business, financial condition, cash flows and results of operations. Similarly, if our relationship with People to People is disrupted or is adversely impacted because People to People experiences interruption, delay or ceases operations in the future for any reason, our business would be harmed and our stock price may decline.
     Dependence on Travel Suppliers
     We are dependent upon travel suppliers for access to their products and services. Travel suppliers include airlines, hotels, bus lines, overseas coordinators and other participants in the travel industry. Consistent with industry practices, we currently have no long-term agreements with travel suppliers that obligate such suppliers to sell services or products through us on an ongoing basis. Therefore, the travel suppliers generally can cancel or modify their agreements with us upon relatively short notice. In addition, any decline in the quality of travel products and services provided by these suppliers, or a perception by our delegates of such a decline, could adversely affect our reputation. The loss of contracts, changes in our pricing agreements, commission schedules or incentive override commission arrangements, more restricted access to travel suppliers’ products and services or less favorable public opinion of certain travel suppliers and resulting low demand for the products and services of such travel suppliers could have a material adverse affect on our business, financial condition, cash flows and results of operations.
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
     Control by Certain Stockholders
     As of December 31, 2004, John Ueberroth, Joseph Ueberroth and Peter Ueberroth (all family members) beneficially owned in the aggregate approximately 18% of the outstanding shares of our Common Stock.
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
Risks Relating to the Securities Markets and Ownership of our Common Stock
     Fluctuations in Stock Price
     The market price of our Common Stock could be subject to significant fluctuations. Among the factors that could affect our stock price are:
•	Quarterly variations in operating results;

•	Changes in revenue or earnings estimates or publication of research reports by analysts;

•	Speculation in the press or investment community;

•	Strategic actions by us or our competitors, such as acquisitions or restructurings;

•	Actions by institutional stockholders;

•	General market conditions;

•	Change in key employees;

•	Domestic and international, social and economic factors unrelated to our performance;

•	Terrorist activities, and

•	Limited shares of Common Stock available for trading
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
Item 4. Controls and Procedures
     (a) Evaluation of disclosure controls and procedures
     As of June 30, 2005, the end of the period covered by this report, our chief executive officer and chief financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in its report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.
     (b) Changes in internal control over financial reporting
     In the three months ended, June 30, 2005, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
     On May 18, 2004, our Board of Directors authorized the repurchase of up to $5 million of our Common Stock in the open market or through private transactions. During the quarter ended June 30, 2005, we repurchased 31,628 shares of our Common Stock for $1.0 million. Since inception, we have repurchased approximately 150,000 shares of Common Stock for an approximate total of $4.2 million and as of June 30, 2005, approximately $0.8 million remained available for repurchase under the plan.
     The following is a summary of issuer purchases of equity securities during the quarter ended June 30, 2005:

			Total Number of	Approximate
			Shares	Dollar Value
			Purchased as	that may yet be
	Total Number of	Average Price	Part of Publicly	Used under
Period	Shares Purchased	Paid per Share	Announced Plan	the Plan
Amount available for repurchase at March 31, 2005				$1,826,364
April 1 — April 30, 2005	9,383	$33.15	9,383	1,515,303
May 1 — May 31, 2005	22,245	32.88	22,245	783,922
June 1 — June 30, 2005	—	—	—	783,922

	31,628	$32.96	31,628	$783,922

Item 4. Submission of Matters to a Vote of Security Holders
At the annual meeting of shareholders of registrant on May 13, 2005, the following matters were voted upon:
(a)	Election of Directors: The following three directors will hold office for a three-year term or until their respective successors are duly elected and qualified:

Nominee	Votes For	Votes Withheld
Brigitte M. Bren	9,562,294	267,393
Daniel G. Byrne	9,631,836	197,851
Rafer L. Johnson	9,562,294	267,393
(b)	Amendment of our Certificate of Incorporation to increase the authorized number of shares of Common Stock from 20,000,000 shares to 50,000,000

Votes For	Votes Against	Abstain
6,700,296	3,129,391	—

Item 6. Exhibits
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Ambassadors Group, Inc., dated May 13, 2005 (1)

16.1	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission, dated May 18, 2005 (2)

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)	Filed as an exhibit of the same number to a Current Report on Form 8-K filed on May 17, 2005, and incorporated herein by reference.

(2)	Filed as an exhibit of the same number to a Current Report on Form 8-K filed on May 20, 2005, and incorporated herein by reference.

(3)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASSADORS GROUP, INC.
Date: August 9, 2005	By:	/s/ CHADWICK J. BYRD
Chadwick J. Byrd
Chief Financial Officer

EXHIBIT INDEX
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Ambassadors Group, Inc., dated May 13, 2005 (1)

16.1	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission, dated May 18, 2005 (2)

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1) Filed as an exhibit of the same number to a Current Report on Form 8-K filed on May 17, 2005, and incorporated herein by reference.
(2) Filed as an exhibit of the same number to a Current Report on Form 8-K filed on May 20, 2005, and incorporated herein by reference.
(3) Filed herewith.