Form 10-Q
period 2005-09-30
AMBASSADORS GROUP INC
filed 2005-11-08
CIK 1162315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________to_________.
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

☑	Yes
☐	No
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☑	Yes
☐	No
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes
☑	No
     The number of shares of the registrant’s Common stock outstanding as of November 1, 2005 was 20,624,410.

AMBASSADORS GROUP, INC.
FORM 10-Q QUARTERLY REPORT

PART I
FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
AMBASSADORS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands, except share amounts)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$22,670	$11,036
Available-for-sale securities	76,649	76,521

Foreign currency exchange contracts	—	2,609
Prepaid program costs and expenses	3,656	2,461
Other current assets	1,208	123

Total current assets	104,183	92,750
Property and equipment, net	5,032	3,911
Deferred tax asset	660	735
Other long-term assets	161	120

Total assets	$110,036	$97,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,377	$1,390
Accrued expenses	5,444	2,887
Foreign currency exchange contracts	1,142	—
Participants’ deposits	20,568	38,608
Other liabilities	2,646	3,806
Deferred tax liability	—	723
Current portion of long-term capital lease	183	147

Total current liabilities	38,360	47,561
Long-term capital lease	401	454

Total liabilities	38,761	48,015

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; authorized, 50,000,000 and 20,000,000 shares authorized; 20,406,412 and 10,125,841 shares issued and outstanding at September 30, 2005 and December 31, 2004	204	101
Additional paid-in capital	19,024	18,288
Retained earnings	54,122	30,869
Unearned restricted stock compensation	(1,184)	(1,402)
Accumulated other comprehensive income (loss)	(891)	1,645

Total stockholders’ equity	71,275	49,501

Total liabilities and stockholders’ equity	$110,036	$97,516

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in thousands, except per-share amounts)

	Nine Months ended		Three months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenues from non-Company managed programs*	$61,676	$48,505	$29,805	$21,391
Gross revenue from Company managed programs*	1,399	—	1,399	—
Cost of sales from Company managed programs*	757	—	757	—

Net revenues from all programs*	$62,318	$48,505	$30,447	$21,391
Operating expenses:
Selling and tour promotion	19,421	15,742	7,991	6,926
General and administrative	4,545	3,524	1,754	1,204

	23,966	19,266	9,745	8,130

Operating income	38,352	29,239	20,702	13,261
Other income:
Interest and dividend income	2,010	755	765	250

Income before income taxes	40,362	29,994	21,467	13,511
Income tax provision	13,138	10,198	6,855	4,593

Net income	$27,224	$19,796	$14,612	$8,918

Net income per share — basic	$1.34	$0.99	$0.72	$0.44

Weighted-average common shares outstanding — basic	20,258	20,076	20,336	20,094

Net income per share — diluted	$1.28	$0.95	$0.68	$0.43

Weighted-average common shares outstanding — diluted	21,303	20,842	21,379	20,886

The accompanying notes are an integral part of the consolidated financial statements.

*	See Management’s Discussion and Analysis of Financial Condition and Results of Operations for Gross program revenue, Cost of sales, and Net revenues.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$27,224	$19,796	$14,612	$8,918

Unrealized gain (loss) on foreign currency exchange contracts, net of income tax benefit (provision) of $1,260, $1,600, $(150) and $(1)	(2,493)	(3,106)	243	3

Unrealized gain (loss) on available-for-sale securities, net of income tax benefit (provision) of $21, $30, $21 and $(15)	(43)	(56)	(42)	29

Comprehensive income	$24,688	$16,634	$14,813	$8,950

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$27,224	$19,796
Adjustments:
Depreciation	781	714
Amortization of unearned compensation	307	—
Deferred income tax provision	—	75
Change in assets and liabilities:
Prepaid program costs and expenses	(1,195)	(3,213)
Accounts payable and accrued expenses	10,096	7,807
Participants’ deposits	(18,040)	(13,956)
Other current assets	(454)	(356)

Net cash provided by operating activities	18,719	10,867

Cash flows from investing activities:
Net change in available-for-sale securities	(193)	(6,956)
Purchase of investments	(41)	—
Purchase of property and equipment	(1,902)	(1,605)

Net cash used in investing activities	(2,136)	(8,561)

Cash flows from financing activities:
Dividend payment to shareholders	(3,971)	(3,314)
Repurchase of common stock	(2,865)	(2,204)
Proceeds from exercise of stock options	1,904	1,023
Capital lease payments	(17)	(106)

Net cash used in financing activities	(4,949)	(4,601)

Net increase (decrease) in cash and cash equivalents	11,634	(2,295)
Cash and cash equivalents, beginning of period	11,036	11,785

Cash and cash equivalents, end of period	$22,670	$9,490

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Organization and Basis of Presentation:

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

Revenue from non-Company managed programs is presented as net revenue and recognized as the program convenes. For these programs, we do not actively manage the operations of each program, and our remaining performance obligation for these programs after they convene is perfunctory. For certain programs, however, we have begun to organize and operate all activities including speakers, facilitators, events, accommodations and transportation. As such, we recognize the gross revenue and cost of sales of these Company managed programs over the period the programs are being delivered.

In our opinion, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our financial position at September 30, 2005 and December 31, 2004 and our results of operations and cash flows for the three and nine months ended September 30, 2005 and 2004. Certain prior-year amounts have been reclassified to conform with current year financial statement presentation. Such reclassifications had no impact on previously reported net income or stockholders’ equity.

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

The following table presents a reconciliation of basic and diluted earnings per share (“EPS”) computations and the number of dilutive securities (stock options and grants) that were not included in the dilutive EPS calculation because they were anti-dilutive (in thousands, except per-share amounts):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Net income for basic and diluted earnings per share	$27,224	$19,796	$14,612	$8,918

Denominator:
Weighted-average shares outstanding — basic	20,258	20,076	20,336	20,094
Effect of dilutive common stock options	957	766	956	792
Effect of dilutive restricted common stock grants	88	—	87	—

Weighted average shares outstanding — diluted	21,303	20,842	21,379	20,886

Net income per share — basic	$1.34	$0.99	$0.72	$0.44
Net income per share — diluted	$1.28	$0.95	$0.68	$0.43
For the nine months ended September 30, 2005, the effects of approximately 13,500 stock options have been excluded from the calculation of diluted EPS because their effect would be anti-dilutive. No stock options have been excluded from the calculation of diluted EPS during the three months ended September 30, 2005 and 2004, and the nine months ending September 30, 2004 as the average market price exceeded the grant price of options outstanding on that date.

3.	Stock Incentive Plan:

We adopted the disclosure-only provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 123 and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” For disclosure purposes, we have chosen to measure compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation expense was recognized in the nine and three months ended September 30, 2005 and 2004 for unexercised options related to the stock option plan. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model and had compensation cost for our stock option plan been recognized, our net income per share amounts for the nine and three months ended September 30, 2005 and 2004, would have been changed to the pro forma amounts indicated below (in thousands except per share data):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Net income as reported	$27,224	$19,796	$14,612	$8,918
Add: Stock-based employee compensation expense for stock grants, included in reported net income, net of related tax effects	206	—	78	—
Deduct: stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(605)	(231)	(297)	(73)

Pro forma net income	$26,825	$19,565	$14,393	$8,845

Earnings per share:
Basic — as reported	$1.34	$0.99	$0.72	$0.44

Basic — pro forma	$1.32	$0.98	$0.71	$0.44

Diluted — as reported	$1.28	$0.95	$0.68	$0.43

Diluted — pro forma	$1.26	$0.94	$0.67	$0.43

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
In this Quarterly Report on Form 10-Q, the terms “Company,” “we,” “us,” and “our” refer to Ambassadors Group, Inc.
  Overview
Ambassadors Group, Inc. is a leading educational travel company that organizes and promotes international and domestic programs for students, athletes and professionals, primarily using the People to People International (“People to People”) name.
We have the exclusive right from People to People to develop and conduct student programs for kindergarten through high school students using the People to People name. We also have the non-exclusive right to develop, market and operate programs for professionals, college students and athletes using the People to People name. However, at the present time, we are the only entity that has been given this right by People to People. These rights, granted pursuant to agreements with People to People, expire in 2010 and, at our election, may be extended through 2020. People to People is a private, non-profit organization dedicated to the promotion of world peace through cultural exchange.
Our business consists of several specialized private-label educational travel programs, including Student Ambassador Programs, Sports Ambassador Programs, Conference Programs, and Professional Ambassador Programs. Student Ambassador Programs provide opportunities for grade school, middle school and high school students to learn about the history, government, economy and culture of the foreign and domestic destinations they visit. People to People Sports Ambassadors, for middle and high school athletes, provides the opportunity to participate in international sports competitions as well. Our Conference Programs provide educational opportunities for middle school and high school students to learn about leadership, government, college admissions and community involvement skills at various domestic destinations. Our Professional Ambassador Programs emphasize meetings and seminars between delegates and persons in similar professions abroad.
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
The majority of our programs are managed by various coordinators. These coordinators arrange for and operate program transportation, accommodations, meals, guides, presenters, and facilitators after each program convenes. For certain programs, we directly operate the programs, including but not limited to the transportation, accommodations, and meals.
  Our Gross Program Revenue and Accounting Structure
Gross program revenue reflects total payments received by us, less refunds for program participant withdrawals. Gross program revenue less program pass-through expenses and costs associated with Company managed programs constitute our net revenues. Our policy is to obtain payment for substantially all travel services prior to entering into commitments for incurring expenses relating to such travel. Program pass-through and Company managed expenses include all direct costs associated with our programs, including, but not limited to, costs related to airfare, hotels, meals, ground transportation, guides, presenters, facilitators, professional exchanges and changes in currency exchange rates.
For Company managed programs, we recognize revenue over the period the programs are being delivered. For all other programs, we recognize gross and net revenues upon the departure of the program, as the remaining performance obligations are perfunctory.
Operating expenses, which are expensed as incurred, are the costs related to the creation of programs, promotional materials and marketing costs, salaries, rent, other general and administrative expenses and all ordinary expenses.

Comparison of the Three Months Ended September 30, 2005 to the Three Months Ended September 30, 2004
Gross Program Revenue

Quarter ended	September 30, 2005	September 30, 2004
	$82.2 million	$61.2 million
Gross program revenues noted above include program revenues for non-Company and Company managed programs. Gross program revenue increased approximately $21.0 million, or 34 percent in the third quarter of 2005 in comparison to the same quarter of 2004. This increase is primarily related to traveling approximately 3,500, or 27 percent, more delegates in the third quarter of 2005 in comparison to the third quarter of 2004. In the third quarters of 2005 and 2004, we traveled 16,500 and 13,000 delegates, respectively.
Net Revenue / Gross Margin %

Quarter ended	September 30, 2005	September 30, 2004
	$30.4 million/37%	$21.4 million/35%
Net revenue increased by approximately 42 percent in the third quarter of 2005. The increase in net revenue was primarily a result of traveling more delegates in the third quarter of 2005. Our gross margin increased in the third quarter of 2005 from the third quarter of 2004, to 37 percent from 35 percent as a result of traveling more efficient group sizes, negotiating program pass through expense savings, and limiting the effects of fuel surcharges during the quarter. Additionally, we received a reprieve of certain Goods and Services Tax.
Selling and Tour Promotion Expenses

Quarter ended	September 30, 2005	September 30, 2004
	$8.0 million	$6.9 million
Selling and tour promotion expenses increased $1.1 million or 16 percent, primarily resulting from increased personnel to support higher business volumes during 2005 compared to 2004, as well as additional marketing expenses during 2005 to support future delegate growth. Compared to increased revenues, the selling and tour promotion expenses increased at a lesser rate. These expenses as a percentage of gross program revenues were 10 percent and 11 percent in the third quarters of 2005 and 2004, respectively.
General and Administrative Expenses

Quarter ended	September 30, 2005	September 30, 2004
	$1.8 million	$1.2 million
General and administrative expenses increased $0.6 million as a result of higher business volumes and increased personnel to support the current and future delegate growth.

Other income

Quarter ended	September 30, 2005	September 30, 2004
	$0.8 million	$0.3 million
Other income consisted primarily of interest income generated by cash, cash equivalents and available-for-sale securities. Interest income recognized quarter over quarter increased $0.5 million primarily due to higher levels of cash, cash equivalents, and available-for-sale securities and rates of return earned on those balances.
Income Tax Provision

Quarter ended	September 30, 2005	September 30, 2004
	$6.9 million	$4.6 million
The income tax provision was based upon the estimated annual effective income tax rate of 33 percent and 34 percent applied to the pre-tax income for the quarters ended September 30, 2005 and 2004, respectively. The decrease in estimated annual effective income tax rate in the 2005 period was a result of higher tax free interest income earned.

Comparison of the Nine Months Ended September 30, 2005 to the Nine Months Ended September 30, 2004
Gross Program Revenue

Nine months ended	September 30, 2005	September 30, 2004
All programs	$169.7 million	$138.0 million
Gross program revenues noted above include program revenues for non-Company and Company managed programs. Gross program revenue increased by approximately $31.7 million, or 23 percent, for the first nine months of 2005. The increase is primarily due to traveling approximately 21 percent more delegates to 35,500 delegates traveling in the first nine months of 2005 versus 29,400 in the first nine months of 2004.
Net Revenue / Gross Margin %

Nine months ended	September 30, 2005	September 30, 2004
	$62.3 million/37%	$48.5 million/35%
Net revenue increased by approximately $13.8 million, or 28 percent in the first nine months of 2005. The significant increase in the net revenue was a direct result of traveling more delegates in the first nine months of 2005 than the same period of 2004. Our gross margin also increased to 37 percent in the first nine months of 2005 from 35 percent during the first nine months of 2004. The 2005 gross margin increase was primarily associated with traveling efficient group sizes, negotiating savings within program pass through expenses, and receiving a refund of certain foreign Goods and Services Tax.
Selling and Tour Promotion Expenses

Nine months ended	September 30, 2005	September 30, 2004
	$19.4 million	$15.7 million
Selling and tour promotion expenses increased approximately $3.7 million or 24 percent. This resulted primarily from increased marketing and other expenditures to support higher business volumes. As a percent of gross program revenues, selling and tour promotion expenses have remained consistent year over year.
General and Administrative Expenses

Nine months ended	September 30, 2005	September 30, 2004
	$4.5 million	$3.5 million
General and administrative expenses increased $1.0 million as a result of expenses to support the increased number of delegates traveling during 2005. Compared to increased revenues, the general and administrative expenses increased at a similar rate year over year. These expenses as a percentage of gross program revenues were 3 percent year over year.

Other Income

Nine months ended	September 30, 2005	September 30, 2004
	$2.0 million	$0.8 million
Other income in the first nine months of 2005 and 2004 consisted primarily of interest income generated by cash, cash equivalents and available-for-sale securities. Interest income more than doubled when comparing the nine months ending September 30, 2005 and 2004, due to higher levels of cash, cash equivalents, and available-for-sale securities balances and increased rates of return during the period ended September 30, 2005.
Income Tax Provision

Nine months ended	September 30, 2005	September 30, 2004
	$13.1 million	$10.2 million
The income tax provision was based upon the estimated annual effective income tax rate of 33 percent and 34 percent applied to the pre-tax income for the nine months ended September 30, 2005 and 2004, respectively. The decrease in estimated annual effective income tax rate was a result of higher tax free interest income earned in the 2005 period.
Liquidity and Capital Resources
Our business is not capital-intensive yet is highly seasonal. We retain funds for operating purposes in order to conduct sales and marketing efforts for future programs and to facilitate selective strategic alliance opportunities.
Net cash provided by operations for the nine months ended September 30, 2005 and 2004, was $18.7 million and $10.9 million, respectively. The $7.8 million increase in cash flow from operations was primarily related to the net effect of increased net income and growth in participants’ deposits for future travel programs and increased payables associated with the increased number of delegates who traveled during the first nine months of 2005 in comparison to those in the first nine months of 2004.
Net cash used in investing activities for the nine months ended September 30, 2005 and 2004, was $2.1 million and $8.6 million, respectively. The $6.5 million decrease was primarily related to net activities with the purchase of available-for-sale securities.
Net cash used in financing activities for the nine months ended September 30, 2005 and 2004, was $4.9 million and $4.6 million, respectively. The use of cash in the first nine months of 2005 and 2004 was primarily spent for dividend payments of $0.20 per share during 2005 and $0.17 per share during 2004 to our shareholders. Increases in proceeds from the exercise of stock options to $1.9 million from $1.0 million and increases in payments for repurchased stock to $2.9 million from $2.2 million during the nine months ended September 30, 2005 and 2004, respectively, also contributed to the net cash used in financing activities. On August 12, 2005, our Board of Directors increased the amount authorized within our stock buy-back program adopted on May 18, 2004 from $5.0 million to $14.0 million. As of September 30, 2005, we have spent $5.3 million of the approved $14.0 million plan.
At September 30, 2005, we had $99.3 million of cash, cash equivalents, and available-for-sale securities, including program participant funds of $20.6 million. At September 30, 2004, we had $72.1 million of cash, cash equivalents, and available-for-sale securities, including program participant funds of $14.3 million. Participant funds represent deposits received by us for delegates’ future travel. Under our withdrawal policy, a delegate may be entitled to a refund of a portion of his or her deposit, less certain charges, depending on the time of withdrawal. Should a greater number of delegates withdraw from our programs in comparison to historical levels, due to circumstances such as international or domestic unrest, terrorism, or general economic downturn, our cash balances could be significantly reduced. In addition, we consider our cash balances at risk, if the financial institutions which hold balances beyond that federally insured were to become insolvent. See “Factors that may Affect Operating Results – Concentration of Credit Risk.”
Deployable cash (see calculation in table below) as of September 30, 2005 and 2004 was $65.8 million and $46.8 million, respectively. Deployable cash is a non-GAAP (generally accepted accounting principles) liquidity measure. Deployable cash is calculated as the sum of cash and cash equivalents, available for sale securities and prepaid program costs and expenses less the sum of accounts payable, accrued expenses and other short-term liabilities (excluding deferred taxes and foreign exchange currency contracts), participant deposits and the current portion of long-term capital lease.
  Deployable cash

	September 30,	September 30,	December 31,
	2005	2004	2004
Cash, cash equivalents and available-for- sale securities	$99,319	$72,100	$87,557
Prepaid program cost and expenses	3,656	4,821	2,461
Less: Participants’ deposits	(20,568)	(14,264)	(38,608)
Less: Accounts payable/accruals/other liabilities	(16,650)	(15,812)	(8,230)

Deployable cash	$65,757	$46,845	$43,180

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
We do not have any material capital expenditure commitments. We believe that existing cash and cash equivalents and cash flows from operations will be sufficient to fund our anticipated operating needs, capital expenditures, cash dividends, stock repurchases, and acquisitions for the next twelve months. For a more complete discussion of these and other contractual factors, please refer to our Form 10-K for the year ended December 31, 2004.
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
Cash, cash equivalents, and available-for-sale securities are initially recorded at cost, which includes any premiums and discounts. We determine the appropriate classification of investment securities at the time of purchase. Held-to-maturity securities are those securities that we have the positive intent and ability to hold to maturity and are recorded at amortized cost. Available-for-sale securities are those securities that would be available to be sold in the future in response to our liquidity needs. Available-for-sale securities are reported at fair value, with unrealized holding gains and losses reported in shareholders’ equity as a separate component of other comprehensive income, net of applicable deferred income taxes.
Management evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, the securities will be written down to current market value, resulting in a loss recorded in the income statement. There were no investment securities that management identified to be other-than-temporarily impaired during the three months ended September 30, 2005, because the decline in fair value was attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery in market price occurs, or until maturity. Realized losses could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.
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
   International Operations and Natural Occurrences
Our operations are subject to special risks inherent in doing business internationally, as substantially all of our travel programs are conducted outside the United States. In the past, gross revenues from programs to Europe, the South Pacific (Australia and New Zealand) and China have accounted for a majority of our gross revenues. Risks inherent in doing business internationally include potential adverse effects from operations from war, U.S. military deployments, international and domestic terrorism, civil disturbances, political instability, governmental activities and deprivation of contract rights.
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
  Seasonality; Fluctuations in Quarterly Results
Our business is highly seasonal. The majority of our travel programs are scheduled in June and July of each year, and we anticipate that this trend will continue for the foreseeable future. We recognize gross program revenues, revenues and program pass-through expenses upon the departure of our program delegates for the majority of our programs. Substantially all of our operating income is generated in the second and third quarters, which historically has offset the operating losses incurred during the rest of the year. Annual results would be adversely affected if our revenues were to be substantially below seasonal norms during the second and third quarters of the year. Our operating results may fluctuate as a result of many factors, including the mix of student, sports, conferences and professional programs and program destinations offered by us and our competitors, the introduction and acceptance of new programs and program enhancements by us and our competitors, timing of program completions, cancellation rates, competitive conditions in the industry, marketing expenses, extreme weather conditions, international or domestic conflicts, timing of and costs related to acquisitions, changes in relationships with certain travel providers, economic factors and other considerations affecting travel. In addition, we record on a quarterly basis realized gains and losses on our forward foreign exchange contracts that do not qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133. As a result of the foregoing, annual or quarterly operating results may be below the expectations of public market analysts and investors. In such event, the price of our Common Stock could be materially and adversely affected.
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
  Marketing
Our performance is substantially dependent on the effectiveness of our direct marketing efforts, including but not limited to, direct mail and local informational meetings. Failure of our marketing efforts or changes in the direct mail environment could have a material adverse affect on our business, financial condition, cash flows and results of operations. Such changes in the direct mail environment could include, but not be limited to, a threat of disease or bioterrorism within the mail environment and new or different regulatory schemes or changes in costs or services by the United States Postal Service.
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
  Casualty Losses
Due to the nature of our business, we may be subject to liability claims arising out of accidents or disasters causing injury to delegates in its programs, including claims for serious personal injury or death. We believe that we have adequate liability insurance for risks arising in the normal course of business. Although we have experienced no claims for which we did not have adequate insurance coverage, there can be no assurance that insurance coverage will be sufficient to cover one or more large claims or that the applicable insurer will be solvent at the time of any covered loss. Further, there can be no assurance that we will be able to obtain insurance coverage at acceptable levels and cost in the future. Successful assertion against us of one or a series of large uninsured claims, or of one or a series of claims exceeding any insurance coverage could have a material adverse affect on our business, financial condition, cash flows and results of operations.

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
  Control by Certain Stockholders
As of December 31, 2004, John Ueberroth, Chairman of the Board, Joseph Ueberroth, Director, and Peter Ueberroth (all family members) beneficially owned in the aggregate approximately 18% of the outstanding shares of our Common Stock.
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

The stock markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Common Stock. In particular, we cannot make assurances that our stock will sell at any particular price, or at all.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
A majority of our travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. We have a program to provide a hedge against certain of these foreign currency risks with less than two years’ maturity. Currently, the U.S. dollar has significantly weakened against the major currencies that we pay most foreign suppliers including the Euro, British pound, Australian dollar and New Zealand dollar. If the U.S. dollar continues to weaken against these four major currencies, we face increased costs to travel a delegate abroad and therefore increased pressure on the gross margin (revenue as a percentage of gross program revenues). We are not able to determine whether the impact of the weakening U.S. dollar will be material on our business, financial condition, cash flows and results of operations. See further discussion of these market risks in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That may Affect Operating Results.”
Item 4. Controls and Procedures
  (a) Evaluation of disclosure controls and procedures
As of September 30, 2005, the end of the period covered by this report, our chief executive officer and chief financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in its report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.
  (b) Changes in internal control over financial reporting
In the three months ended, September 30, 2005, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On May 18, 2004, our Board of Directors authorized the repurchase of up to $5 million of our Common Stock in the open market or through private transactions. On August 12, 2005, our Board of Directors increased the authorized Common Stock repurchase plan amounts to $14.0 million. On that same date, our Board of Directors declared a two-for-one stock split of our Common Stock. During the quarter ended September 30, 2005, we repurchased 51,182 shares of our Common Stock for $1.1 million. Since inception, we have repurchased approximately 351,500 shares of our Common Stock, adjusted for our two-for-one stock split of our Common Stock, for an approximate total of $5.3 million. As of September 30, 2005, approximately $8.7 million remained available for repurchase under the plan.
The following is a summary of issuer purchases of equity securities during the quarter ended September 30, 2005:

			Total Number of	Approximate
			Shares	Dollar Value
			Purchased as	that may yet be
	Total Number of	Average Price	Part of Publicly	Used under
Period	Shares Purchased	Paid per Share	Announced Plan	the Plan
Amount available for repurchase at June 30, 2005				$783,922
July 1 – July 31, 2005	—	—	—	783,922
August 1 - August 31, 2005	—	—	—	9,783,922
September 1 - September 30, 2005(1)	51,182	$21.78	51,182	8,668,937

	51,182	$21.78	51,182	$8,668,937

(1)	The total number of shares purchased during September, 2005 and the average price paid per share reflects a two-for-one stock split of our Common Stock payable on September 15, 2005 to shareholders of record on August 31, 2005.
Item 6. Exhibits
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMBASSADORS GROUP, INC.

Date: November 8, 2005	By: /s/ CHADWICK J. BYRD
Chadwick J. Byrd
Chief Financial Officer

EXHIBIT INDEX
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002