Form 10-K
period 2005-12-31
AMBASSADORS GROUP INC
filed 2006-03-09
CIK 1162315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-33347
(Exact Name of Registrant as Specified in Its Charter)

Delaware	91-1957010
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Dwight D. Eisenhower Building 110 S. Ferrall Street Spokane, WA	99202
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (509) 534-6200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐            Yes
☒            No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 ☐ Yes
 ☒ No

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
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
☐            Large Accelerated filer
☒            Accelerated filer
☐            Non-Accelerated filer

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes
☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the Common Stock on the Nasdaq National Market on June 30, 2005, was $152,225,680. Shares of Common Stock held by each executive officer and director, and by each entity that owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock outstanding as of February 15, 2006 was 20,689,139.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K of Ambassadors Group, Inc. which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, without limitation, statements that relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements reflect our beliefs or current expectations with respect to, among other things, trends in the travel industry, our business and growth strategies, our use of technology, our ability to integrate acquired businesses, and fluctuations in our results of operations.

Forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include factors affecting the travel industry generally, competition, our ability to successfully integrate the operations of existing or acquired companies, and a variety of factors such as conflict in Iraq and the Middle East, periods of international unrest, the outbreak of disease, changes in the direct-mail environment, recession, weather conditions and concerns for passenger safety that could cause a decline in travel demand, as well as the risk factors set forth in Item 1A and other factors as may be identified from time to time in our filings with the Securities and Exchange Commission (the “SEC”) or in our press releases. All forward-looking statements are expressly qualified in their entirety by these factors and all related cautionary statements. We do not undertake any obligation to update any forward-looking statements.

PART I

Item 1.           Business

Business Overview

Ambassadors Group, Inc. (“Ambassadors”) is a leading educational travel company that organizes and promotes international and domestic programs for students, athletes and professionals. We were founded in 1967, were reincorporated in Delaware in 1995, and operated as Ambassadors Education Group, a wholly owned subsidiary of Ambassadors International, Inc. (“International”) until February 2002. Effective February 28, 2002, we spun off from International by virtue of a special stock dividend to International’s shareholders of all of the outstanding shares of our Company that International owned (the “Distribution”). Beginning March 1, 2002, we began operating as an independent stand-alone company. Trading of our Common Stock on the NASDAQ National Market began on March 1, 2002 under the symbol “EPAX.”

Our business consists of several specialized private-label educational travel programs, including (i) the “People to People Student Ambassador Programs” (“Student Ambassador Programs”), which provide opportunities for middle school and high school students to visit domestic and foreign destinations to learn about the history, government, economy and culture of such countries, (ii) the “People to People Sports Ambassador Programs” (“Sports Ambassador Programs”), which provide opportunities for middle school and high school athletes to participate in international sports challenges, (iii) the “People to People Leadership Summit,” “People to People Future Leaders Summit,” and “World Leadership Forum” (“Conference Programs”), which provide domestic travel experiences for grade school and high school students emphasizing leadership, community involvement, and government education, and (iv) the “People to People Ambassador Programs” (“Professional Ambassador Programs”), which provide foreign travel experiences for professionals, with emphasis on meetings and seminars between delegates and persons in similar professions abroad.

Since International’s initial public offering in 1995, we expanded our operations primarily through internal growth and two acquisitions of travel related businesses. Since 1983, we have organized programs for more than 301,000 students, adults and athletes. Our educational travel programs feature visits abroad, including, but not limited to, Antarctica, Australia, China, France, Germany, Great Britain, Italy, South Africa, and New Zealand. In 2005, more than 37,800 delegates traveled on our programs to more than 36 countries on seven continents.

We have the exclusive right from People to People International (“People to People”) to develop and conduct student programs for kindergarten through high school students using the People to People name. We also have the non-exclusive right to develop, market and operate programs for professionals, college students and athletes using the People to People name. However, at the present time, we are the only entity that has been given this right by People to People. These rights, granted pursuant to agreements with People to People, expire in 2010 and, at our election, may be extended through 2020. People to People is a private, non-profit organization dedicated to the promotion of world peace through cultural exchange.

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

We believe that our 39 years of continuous experience, relationships arising from organizing travel programs, and our association with People to People have provided the foundation for our Company. This foundation allows us to develop and maintain strong strategic alliances and a competitive edge in the educational and travel industries at a competitive program cost. This foundation also allows us to provide high quality and unique educational programs and customer service. We intend to continue to grow our business internally through marketing enhancements, new programs and strategic alliances, and may make selective acquisitions of and or joint agreements with travel-, education-, and direct marketing-related businesses.

Our principal offices are located in Spokane, Washington USA.

Student Ambassador Programs

Our Student Ambassador Programs provide an educational opportunity for students in grade school, middle school and high school to travel to one or more foreign countries or domestically, to learn about the history, government, economy and culture of such countries. We market our Student Ambassador Programs through a combination of direct mail and local informational meetings from August through February. Our representatives review candidate applications and conduct selection interviews throughout the country. Accepted applicants participate in orientation meetings to prepare for their educational travel program.

Our Student Ambassador Program delegations depart primarily during the summer months, June through August, and generally travel for approximately 14 to 23 days, during which time each delegation visits one or more countries. Each delegation generally consists of approximately 30 to 40 students and are accompanied by several teachers, and local delegation leaders and guides in each country who assist the delegations for the duration of each program. Teachers and students comprising a delegation generally come from the same locale.

Programs are designed by our staff of international planners and researchers to provide an educational and entertaining travel experience by exposing students to the history, government, economy and culture of the country or countries visited. We have contracts with program coordinators to provide day-to-day coordination and oversight of the programs. In many instances, we also provide students with the opportunity for a home stay (a brief stay with a host family), which gives students a glimpse of daily life in the visited country.
Students who complete certain written assignments and other projects can receive high school and university credit for their participation in the program. Universities recognizing academic credit include, but are not limited to, Stanford University, Princeton University, Yale University, the University of California, Los Angeles, the University of Washington, MIT (Massachusetts Institute of Technology), Brown University, Johns Hopkins University, Columbia University, Cornell University, Dartmouth College, and Georgetown University. In addition, high school students who successfully complete the program may be eligible to receive service learning credits, which have become a high school graduation requirement in many curricula countrywide.

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

Delegates in the Sports Ambassador Programs depart during the summer months, June through August, and travel for approximately nine to fourteen days. Teams are formed based on gender and age, and most teams comprise athletes from several different states. During a three to four day training camp, all athletes participate in an individual skill assessment, after which rosters are formed to ensure balanced and competitive teams. After the formation of rosters, the rest of the training camp focuses on team practice and fundamentals in preparation for the ensuing tournament competition. In each tournament, we have contracts with overseas tournament organizers to provide day-to-day coordination and oversight of the programs. Additionally, athletes participate in sports nutrition, psychology, and leadership, physical training, and international cultural excursions.

Athletes who complete certain written assignments and projects can receive university credit for their participation in the program. Universities recognizing academic credit include, but are not limited to, Stanford University, Princeton University, Yale University, the University of California, Los Angeles, the University of Washington, MIT (Massachusetts Institute of Technology), Brown University, Johns Hopkins University, Columbia University, Cornell University, Dartmouth College, and Georgetown University.

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

We market the Conference Programs through a direct mail marketing effort throughout the year. Our Conference Programs also travel throughout the year for approximately seven to ten days. They include group discussions, workshops, educational meetings and other social and recreational activities. Programs originate from our internal marketing and research staff, who identify academic topics, speakers and facilitators. During 2005 we began to organize and operate all activities of most of our Conference Programs, including speakers, facilitators, events, accommodations and transportation. Previously, these activities were supplied by outside vendors.

Delegates traveling on these programs may receive transferable high school or university credits as part of the academic program. Universities recognizing academic credit include, but are not limited to, Stanford University, Princeton University, Yale University, the University of California, Los Angeles, the University of Washington, MIT (Massachusetts Institute of Technology), Brown University, Johns Hopkins University, Columbia University, Cornell University, Dartmouth College, and Georgetown University. In addition, students who successfully complete the program may be eligible to receive service learning credits, which have become a high school graduation requirement in many curricula countrywide.

Professional Ambassador Programs

Our Professional Ambassador Programs provide professionals with common interests the opportunity to travel abroad to meet and exchange ideas with foreign citizens who have similar backgrounds, interests or professions. Professional Ambassador Programs are developed and travel throughout the year. Direct mail invitations are sent to candidate delegates approximately six to eight months prior to the travel period for the delegation. Each program is designed to meet the interests of the individual delegates, and travel for eight to twelve days, with an optional additional cultural exchange following each program. Programs originate from our internal development and research staff, who identify potential delegation topics and leaders. Professional programs have been conducted in such areas as agriculture, economics, education, law, medicine and science. Many of our professional programs provide continuing educational credit for the delegates as part of the program experience. Continuing education credits are granted through alliances with professional and academic institutions, including the American College of Medical Quality, the University of Pittsburgh, the American Bar Association, many state bar associations and other professionally relevant associations and societies.

We believe that our Professional Ambassador Programs provide delegates with enriching experiences and deeper understandings of foreign cultures and people than visits arranged independently or through travel agencies. Unlike travel programs provided by travel agencies, these professional exchanges are intended largely as working programs, with a significant amount of the participant’s time involved in organized meetings, seminars and round-table discussions with their foreign counterparts, visits to major foreign facilities and institutions, and informal gatherings with foreign counterparts. Each program is led by a delegation leader chosen by the Company based upon his or her recognition in the field and expertise regarding the special focus of the particular program.

Academic Accreditation

Since 2004, we have been academically accredited through the Northwest Association of Accredited Schools. We developed the Washington School of World Studies to provide an opportunity for middle school, junior high and high school students to earn academic credit through their participation in the Student Ambassador Program, Sports Ambassador Program or Conference Programs. The courses offered by the Washington School of World Studies emphasize the total learning experience of the participant while preparing for and participating in the selected program. In addition to elective academic credit, students are eligible to earn service learning credits on select programs after successfully completing the course requirements.

Prior to 2004, our delegates were able to earn academic credit through Eastern Washington University’s Eisenhower Center (“EWU”). Student Ambassadors in grades nine through 12 may enroll in EWU courses and earn up to 12 credits. In addition, Student Ambassadors in grades seven and eight are eligible to earn one credit per course. Since 1980, Student Ambassadors have transferred more than 40,000 college credits from EWU to the university of their choice.

Strategic Alliances

Alliances with Students on Ice, Inc. and Full On (Europe) Limited provide adventure and quality for our Student and Professional Ambassador Programs. These agreements prescribe the nature, scope and pricing of the travel services provided to our delegates. Alliances with SafeTravel, Inc. exhibit our adherence to safety on all our programs.

Through our Sport Ambassador Programs, we have agreements with the Amateur Athletic Union, Young American Bowling Alliance, and American Youth Soccer Organization to offer international travel for its players. These agreements currently do not generate significant revenues.

We have also entered into strategic alliances to further introduce innovative, educational travel experiences both internationally and domestically. Such strategic alliances include that with the National Society of High School Scholars. We have also entered into alliances with the American College of Medical Quality, the American Bar Association and the University of Pittsburgh to provide continuing education credits on our Professional Ambassador Programs.

Service Marks

We have registered or applied for a variety of service and trademarks, including, but not limited to the names “People to People Ambassador Programs,” “Ambassador Programs,” “Initiative for Understanding,” “People to People Student Ambassador Program,” “People to People Sports Ambassador Program,” “Youth Friendship Games,” and “World Leadership Forum.” In addition, we have the right, subject to certain exceptions, to use People to People’s name, service mark and logo for use in our marketing. We believe that the strength of our service and trademarks is valuable to our business and intend to continue to protect and promote our marks as appropriate. We believe that our business is not overly dependent upon any one trademark or service mark.

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

Employees

On December 31, 2005, we employed 234 employees, of which 196 were full-time employees. Of our full-time employees, 189 are located in Spokane, Washington. We have 149 full-time employees engaged in selling and tour promotion and 47 full-time employees in general and administrative positions. We also employ a temporary workforce on a seasonal basis to assist with our direct marketing efforts in recognition of the fact that our travel programs are seasonal in nature. None of our employees are subject to collective bargaining agreements or are represented by a union. We believe that our labor relations are good.

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

We believe that the principal basis of competition in the educational segment of the market is the quality and uniqueness of the educational program offered, customer service, safety, reputation and program cost. We believe that our 39 years of experience organizing student and professional educational programs and established relationships with public officials, organizations and residents in countries where we provide programs, as well as our agreements with People to People, allow us to provide an educational opportunity that is not easily duplicated by competitors’ programs.

We believe the barriers to entry are relatively low for any future competitors. Certain organizations engaged in the travel business could have substantially greater financial, marketing and sales resources than we do. There can be no assurance that our present or future competitors will not exert significant competitive pressures on us in the future.

Available Information

We are subject to the informational requirements of the Exchange Act that require us to file reports, proxy and information statements, and other information with the SEC. The public may read and copy our filings at the SEC’s Public Reference Room 100 F. Street, N.E., Washington, D.C. 20549. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.  Similarly, we maintain a website at www.AmbassadorsGroup.com. On this website, we make available our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practical after, and in any event on the same day as, such material is electronically filed with or furnished to the SEC. We make these available free of charge.

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

Expand the Marketing and Travel Volume

U.S. Census data projects that there will be more than 41.1 million people in the 10 to 19 year-old age range by 2010. We believe that a large number of qualified students in this age group are not aware of our youth travel programs. In light of these factors, we intend to improve our marketing techniques by targeting additional age groups, making greater use of referrals from teachers, parents and past student travelers, and expanding and refining our extensive databases of potential delegates.

According to U.S. Census data, the number of Americans 45 to 74 years old is expected to grow substantially, increasing to more than 102.3 million people in 2010, from 80.8 million people in 2000. This trend is expected to benefit us, since this population segment historically has been the most likely to participate in one of our professional travel programs. In addition, we believe that American adults interested in traveling abroad will increasingly seek convenient and unique experiences. Consequently, we believe that the opportunity exists to expand the professional educational travel programs by continuing to improve the quality and number of specialty professional programs, including professional education credit opportunities and by exploring new country destinations. We continue to look for alliances with partners that have strong brand recognition and access to well defined customer segments.

Introduce New Programs

We continually seek to develop and introduce additional innovative and educational travel experiences. We intend to continue to maintain our contacts with foreign governmental agencies and officials and intend to continue to utilize these and other foreign contacts to organize opportunities for our program delegates that other travel programs do not currently offer. In addition, we may develop new youth travel programs organized around common extracurricular activities such as science, nature and music.

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

Item 1A.           Risk Factors

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

The continued U.S. military presence as a result from the war in Iraq has affected and will continue to affect the travel industry, the markets in which we operate, and our operations and profitability. The potential and long-term effects are uncertain for our customers, the market for our Common Stock, the markets for our services, the strength of the U.S. dollar and the U.S. economy. In the past, we have experienced increased cancellations for our travel programs. We have also experienced a weakened U.S. dollar, the negative effect of which will cost us more to travel delegates abroad.

Periods of international and domestic unrest have reduced demand for our travel programs and could have a material adverse effect on our business and results of operations. Examples of such past events include but are not limited to the attacks on September 11, 2001, the Gulf War in 1991, civil unrest in China in 1989 and the Chernobyl disaster in 1986.

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

Seasonality; Fluctuations in Quarterly Results

Our business is highly seasonal. The majority of our travel programs are scheduled in June and July of each year, and we anticipate that this trend will continue for the foreseeable future. We recognize gross program receipts, revenues and program pass-through expenses upon the departure of our program delegates for the majority of our programs. Substantially all of our operating income is generated in the second and third quarters, which historically has offset the operating losses incurred during the rest of the year. Annual results would be adversely affected if our revenues were to be substantially below seasonal norms during the second and third quarters of the year. Our operating results may fluctuate as a result of many factors, including the mix of student, sports, conferences and professional programs and program destinations offered by us and our competitors, the introduction and acceptance of new programs and program enhancements by us and our competitors, timing of program completions, cancellation rates, competitive conditions in the industry, marketing expenses, extreme weather conditions, international or domestic conflicts, timing of and costs related to acquisitions, changes in relationships with certain travel providers, economic factors and other considerations affecting travel. In addition, we record on a quarterly basis realized gains and losses on our forward foreign exchange contracts that do not qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133. As a result of the foregoing, annual or quarterly operating results may be below the expectations of public market analysts and investors. In such event, the price of our Common Stock could be materially and adversely affected.

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
• Actions by institutional shareholders;
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

Item 1B.           Unresolved Staff Comments

None.

Item 2.           Properties

Our principal executive offices, consisting of approximately 48,000 square feet, are located in Spokane, Washington, and are occupied pursuant to a lease that expires December 31, 2009. The lease currently provides for monthly rental payments of approximately $37,000.

We also occupy additional office space totaling approximately 11,000 square feet in Spokane, Washington, pursuant to a lease which expires December 31, 2006. Current monthly rent is approximately $4,600 per month, with increases specified in the lease.

We occupy additional space totaling approximately 4,800 square feet in Spokane, Washington, primarily for storage of corporate records. The lease term expires December 31, 2009. Current monthly rent is approximately $1,000 per month.

We are currently evaluating our existing facilities to determine if they are sufficient to meet our anticipated future needs. We plan on increasing the size of our operations in Spokane, Washington and believe we will be able to meet our future needs at comparable rates.

Item 3.           Legal Proceedings

We are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to our business, the outcome of which we believe will not have a material adverse affect on our business, financial condition, cash flows or results of operations.

Item 4.           Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

PART II
.
Item 5.           Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock has been traded on the NASDAQ National Market under the symbol “EPAX” since March 1, 2002. Prior to March 1, 2002, there was no public trading market for our equity securities. On September 15, 2005, our stock split two-for-one, doubling our shares of Common Stock outstanding. The stock split was implemented in the form of a 100 percent stock dividend, payable on September 15, 2005 to shareholders of record on August 31, 2005.

As of February 15, 2006, the last reported sale price of our Common Stock was $26.87. The following table sets forth the high and low sale prices of a share of our Common Stock as reported on the NASDAQ National Market on a quarterly basis for our fiscal years ended December 31, 2005 and 2004. The high and low sale prices have been adjusted to reflect the affect of the September 15, 2005 two-for-one stock split.

	High	Low
Quarter ended March 31, 2005	$18.11	$16.48
Quarter ended June 30, 2005	$19.63	$15.99
Quarter ended September 30, 2005	$23.31	$18.47
Quarter ended December 31, 2005	$26.89	$19.14

Quarter ended March 31, 2004	$12.40	$10.74
Quarter ended June 30, 2004	$12.81	$10.30
Quarter ended September 30, 2004	$14.60	$11.09
Quarter ended December 31, 2004	$18.00	$13.71

Holders of Record

As of February 10, 2006, there were approximately 57 holders of record of our Common Stock. This number does not include beneficial owners holding shares through nominee or street name.

Dividends

In November 2003, the Board of Directors initiated a dividend policy, payable on a quarterly basis. Each quarter, our Board of Directors will review the dividend payment assessing the amount, timing and alignment with its strategic direction.

In November 2004, the Board of Directors increased the dividend policy, paying shareholders $0.26 per share annually, distributable at $0.065 per share on a quarterly basis. In November 2005, the Board of Directors again increased the dividend policy, paying shareholders $0.34 per share annually, distributable at $0.085 per share on a quarterly basis. From February, 2004 through February 2006, our Board of Directors declared the following dividend payments:

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 24, 2004	March 9, 2004	March 23, 2004	$0.055
May 14, 2004	June 1, 2004	June 16, 2004	$0.055
August 13, 2004	August 30, 2004	September 14, 2004	$0.055
November 19, 2004	December 6, 2004	December 21, 2004	$0.065
February 11, 2005	February 28, 2005	March 15, 2005	$0.065
May 13, 2005	May 30, 2005	June 14, 2005	$0.065
August 12, 2005	August 26, 2005	September 9, 2005	$0.065
November 11, 2005	November 28, 2005	December 13, 2005	$0.085
February 17, 2006	February 28, 2006	March 15, 2006	$0.085

On August 12, 2005, our Board of Directors declared a two-for-one stock split of our Common Stock in the form of a 100 percent common stock dividend, payable on September 15, 2005 to shareholders of record on August 31, 2005.

Transfer Agent and Registrar

Mellon Investor Services LLC serves as transfer agent and registrar of our Common Stock.

Equity Compensation Plan Information

The following tables provide information as of December 31, 2005 about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans.
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,958,911	$ 8.40	905,375
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,958,911	$ 8.40	905,375

Issuer Purchases of Equity Securities

On May 18, 2004, our Board of Directors authorized the repurchase of up to $5 million of our Common Stock in the open market or through private transactions. On August 12, 2005, our Board of Directors increased the authorized Common Stock repurchase plan amounts to $14.0 million. During the quarter ended December 31, 2005, we repurchased 36,500 shares of our Common Stock for $0.9 million. Since inception, we have repurchased approximately 388,000 shares of our Common Stock, adjusted to reflect the effect of our two-for-one stock split of our Common Stock, for an approximate total of $6.2 million. As of December 31, 2005, approximately $7.8 million remained available for repurchase under the plan.

The following is a summary of issuer purchases of equity securities during the quarter ended December 31, 2005:
				Maximum Number
			Total Number of	(or Approximate
			Shares	Dollar Value) of
			Purchased as	Shares that May Yet
	Total Number	Average	Part of Publicly	Be
	of	Price	Announced	Purchased Under
	Shares	Paid per	Plans or	the Plans or
Period	Purchased	Share	Programs	Programs
Amount available for repurchase at September 30, 2005				$8,668,937
October 1 - October 31, 2005	—	—	—	8,668,937
November 1 - November 30, 2005	2,900	$24.00	2,900	8,599,338
December 1 - December 31, 2005	33,600	23.95	33,600	7,794,634
	36,500	$23.95	36,500	$7,794,634

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2005, no equity securities were sold by us that were not registered under the Act.

Item 6.           Selected Financial Data

This section presents our historical financial data which should be read carefully with the financial statements included in this Form 10-K, including the notes to the consolidated financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The statement of operations data for each of the years in the three-year period ended December 31, 2005, and the balance sheet data as of December 31, 2005 and 2004 have been derived from audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ending December 31, 2002 and 2001 and the balance sheet data as of December 31, 2002 and 2001 has been derived from the audited financial statements, which are not included in this Form 10-K. The financial data as of December 31, 2001 and for the year then ended and for the period January 1, 2002 through February 28, 2002, have been carved out from the consolidated financial statements of International using the historical operating results and historical bases of the assets and liabilities of International’s business, which we comprised. Historical results are not necessarily indicative of future results.

December 31,
	2005	2004	2003	2002(E)	2001(B)(E)
Statement of Operations data:
Net revenues, non-directly delivered programs (A)	$64,321	$51,824	$37,665	$36,090	$43,414
Gross revenue, directly delivered programs (A)	$4,969	$—	$—	$—	$—
Less cost of sales, directly delivered programs (A)	$2,841	$—	$—	$—	$—
Net revenues, all programs (A)	$66,449	$51,824	$37,665	$36,090	$43,414
Selling and tour promotion expenses	$27,574	$22,616	$18,534	$15,632	$18,734
General and administrative expenses	$8,185	$6,537	$4,566	$5,131	$6,189
Write-down of intangible assets	$—	$—	$—	$—	$5,937
Operating income	$30,690	$22,671	$14,565	$15,327	$12,554
Operating margin	46%	44%	39%	42%	43%
Net income after tax	$22,410	$15,647	$10,154	$10,798	$9,488
Earnings per share - basic (D)	$1.10	$0.78	$0.51	$0.55	$0.49
Earnings per share - diluted (D)	$1.05	$0.75	$0.50	$0.53	$0.49

	December 31,
	2005	2004	2003	2002(E)	2001(B)(E)
	(in thousands, except per share data)
Balance sheet data:
Cash, cash equivalents and available-for-sale securities (C)	$116,604	$87,557	$67,525	$51,399	$39,773
Total assets	$125,046	$97,516	$79,321	$58,517	$46,123
Total stockholders’ equity	$66,502	$49,501	$40,809	$27,860	$24,839
Other key financial measures:
Cash flow from operating activities	$37,792	$27,906	$17,255	$21,382	$6,994
Cash flow (used in) from investing activities	$(15,592)	$(22,830)	$(10,749)	$(13,354)	$26,249
Cash dividends declared and paid	$(5,729)	$(4,630)	$(1,100)	$—	$—
Cash dividends declared and paid, per common share	$0.28	$0.23	$0.06	$—	$—
Cash flow (used in) from financing activities	$(6,320)	$(5,825)	$34	$(9,668)	$(37,462)
Deployable cash (F1)	$61,939	$43,180	$32,903	$22,773	$20,493
Free cash generated (F2)	$26,677	$15,611	$13,879	$11,834	$12,324
Return on adjusted equity (F3)	39%	37%	32%	42%	24%

(A)
Net revenues are a function of gross program receipts from  non-directly delivered programs, less program pass-through expenses from non-directly delivered programs. Program pass-through expenses include all direct costs associated with our programs, including, but not limited to, costs related to airfare, hotels, meals, ground transportation, guides, professional exchanges and changes in currency exchange rates. Gross program receipts during the years ended December 31, 2005, 2004, 2003, 2002, and 2001 were $180.0 million, $147.1 million, $108.6 million, $97.1 million, and $116.3 million, respectively.

(B)
Excluding the effects of a write-down of intangible assets during the year ended December 31, 2001, operating income, net income after tax, and basic and diluted earnings per share would have been $18.5 million, $13.2 million, and $0.68, respectively.

(C)	Cash and cash equivalents and available-for-sale securities include restricted cash equivalents of a nominal amount at December 31, 2005, 2004, 2003, 2002 and 2001.

(D)
Earnings per share - basic and diluted are calculated using our Common Stock, which was split in April 2001 and February 2002 in anticipation of our spin-off from International. This Common Stock split resulted in 9,813,140 shares issued and outstanding. Shares outstanding as of and for the year ended December 31, 2001 have been retroactively adjusted for this stock split.

During September 2005, we implemented a two-for-one stock split in the form of a 100 percent stock dividend. The earnings per share calculations for all periods presented reflect the increase in the number of shares of Common Stock outstanding.

Earnings per share - diluted are calculated using stock options, which were originally granted under International and converted to our options on February 28, 2002 in connection with our spin-off from International. The dilutive effect of these converted stock options is excluded from our earnings per share calculation for the year ended December 31, 2001, as they were not our options.

(E)
The consolidated financial statements for the year ended December 31, 2001 and the period January 1, 2002 through February 28, 2002, have been carved out from the consolidated financial statements of International using the historical operating results and historical bases of the assets and liabilities of International’s business, which we comprised. We composed the operations of the former Education Group segment of International. Accordingly, the historical financial information presented herein does not necessarily reflect what our financial position, operating results and cash flows would have been had we been a separate, stand-alone entity during the periods presented.

(F)	Non-GAAP Financial Measures

See below for reconciliation and description of non-GAAP financial measures.

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

(F1) Deployable Cash Reconciliation (at December 31, in thousands)

	2005	2004	2003	2002	2001
Cash and cash equivalents and available-for-sale securities	$116,604	$87,557	$67,525	$51,399	$39,773
Prepaid program costs and expenses	1,596	2,461	1,608	1,516	1,501
Less: accounts payable	(2,540)	(1,390)	(2,599)	(2,181)	(2,521)
Less: accrued expenses and other short-term liabilities (excluding deferred taxes)	(6,078)	(6,693)	(5,260)	(2,060)	(1,709)
Less: participant deposits	(47,463)	(38,608)	(28,220)	(25,901)	(16,551)
Less: current portion of long-term capital lease	(180)	(147)	(151)	—	—
Total deployable cash at December 31	$61,939	$43,180	$32,903	$22,773	$20,493

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

(F2) Free Cash Generated Reconciliation (at December 31, in thousands)

	2005	2004	2003	2002	2001
Cash flow from operations as reported	$37,792	$27,906	$17,255	$21,382	$6,994
Change in participant deposits	(8,855)	(10,388)	(2,319)	(9,350)	6,212
Purchase of property and equipment	(2,260)	(1,907)	(1,057)	(198)	(882)
Total free cash generated	$26,677	$15,611	$13,879	$11,834	$12,324

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

(F3) Return on Adjusted Stockholders’ Equity Reconciliation (at December 31, in thousands except return percentages)

	2005	2004	2003	2002	2001
Stockholders’ equity at January 1, as reported	$49,501	$40,809	$27,860	$24,839	$53,554
Less: other comprehensive income at January 1	1,645	3,451	1,155	(340)	401
Plus: stockholders’ equity at December 31, as reported	66,502	49,501	40,809	27,860	24,839
Less: other comprehensive income at December 31	(1,396)	1,645	3,451	1,155	(340)
Average adjusted stockholders’ equity (the sum of the above divided by two)	$57,877	$42,607	$32,032	$25,942	$39,166
Net income	$22,410	$15,647	$10,154	$10,798	$9,488
Return on adjusted equity	39%	37%	32%	42%	24%

Return on adjusted equity is a non-GAAP operating result. Average adjusted equity is calculated as the average of stockholders’ equity at January 1 less other comprehensive income at January 1 and stockholders' equity at December 31 less other comprehensive income at December 31.  Other comprehensive income is excluded from the calculation as it represents the fair value of foreign exchange contracts designated as cash flow hedges.  As management fully intends to use the foreign exchange contracts for their stated purpose, the amounts related to the market valuation of these cash flow hedges do not reflect the equity generated from past performance, which has been reinvested in our Company.  We believe this non-GAAP measure is useful to investors in understanding the performance of equity maintained in the business from past earnings net of any dividends distributed to stockholders and share repurchases.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with the selected consolidated financial data and our consolidated financial statements and the notes thereto included in this Annual Report.

Executive Overview

We are a leading educational travel company that organizes and promotes international and domestic programs for students, athletes and professionals. Youth programs provide opportunities for grade school, middle school and high school students to learn about the history, government, economy and culture of the foreign and domestic destinations they visit as well as for middle and high school athletes to participate in international sports challenges. Our conference programs provide educational opportunities for middle school and high school students to learn leadership, government, college admissions and community involvement skills at domestic destinations. Our professional programs emphasize meetings and seminars between delegates and persons in similar professions abroad.

We were founded in 1967, were reincorporated in Delaware in 1995, and operated as Ambassadors Education Group, a wholly owned subsidiary of International until February 2002, at which time we spun off to operate as an independent stand-alone company beginning in March, 2002. Since then, our Common Stock has traded on the NASDAQ National Market under the ticker symbol “EPAX.” The consolidated financial statements include the accounts of Ambassadors Group, Inc., and our wholly owned subsidiaries, Ambassador Programs, Inc., Ambassadors Specialty Group, Inc., and Ambassadors Unlimited, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation.

We have a single operating segment consisting of the educational travel and sports programs for students, athletes and professionals. These programs have similar economic characteristics, offer comparable products to delegates, and utilize similar processes for program marketing.

Our Seasonality

Our business is seasonal. The majority of our travel programs occur in June and July of each year. We have historically earned more than 90 percent of our annual revenues in the second and third quarters, which we anticipate will continue for the foreseeable future. Historically, these seasonal revenues have more than offset operating losses incurred during the rest of the year. Our annual results would be adversely affected if our revenues were to be substantially below seasonal norms during these periods. Our operating results may fluctuate as a result of many factors. See Item 1A, “Risk Factors” for further explanation.

Our Foreign Exposure

The majority of our programs take place outside the United States and most foreign suppliers require payment in local currency rather than in U.S. dollars. Accordingly, we are exposed to foreign currency risks in certain countries as foreign currency exchange rates between those currencies and the U.S. dollar fluctuate. We have a program to provide a hedge against certain of these foreign currency risks. We use forward contracts and options that allow us to acquire the foreign currency at a fixed price for a specified period of time. Some of our forward contracts and options include a variable component if a pre-determined trigger occurs during the term of the contract.

These foreign exchange contracts and options are entered into to support normal anticipated recurring purchases and, accordingly, are not entered into for speculative purposes. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”

Program Revenue and Accounting Structure

Revenue from non-directly delivered programs is presented as net revenue and recognized as the program convenes. For these programs, we do not actively deliver the operations of each program, and our remaining performance obligation for these programs after they convene is perfunctory. For certain programs, however, we have begun to organize and operate all activities including speakers, facilitators, events, accommodations and transportation. As such, we recognize the gross revenue and cost of sales of these directly delivered programs over the period the programs are being delivered.

Our policy is to obtain payment for substantially all travel services prior to entering into commitments for incurring expenses relating to such travel. Program pass-through and direct delivery expenses include all direct costs associated with our programs, including, but not limited to, costs related to airfare, hotels, meals, ground transportation, guides, presenters, facilitators, professional exchanges and changes in currency exchange rates.

Operating expenses, which are expensed as incurred, are the costs related to the creation of programs, promotional materials and marketing costs, salaries, rent, other general and administrative expenses and all ordinary expenses.

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to consolidated net revenues.

	Year Ended December 31,
	2005	2004	2003	2002	2001 (A)
	(%of net revenue)
Net revenue	100%	100%	100%	100%	100%
Selling and tour promotion expenses	41	44	49	43	43
General and administrative expenses	12	13	12	14	14
Write-down of intangible assets	—	—	—	—	14
Operating income	46	44	39	43	29
Other income	4	2	2	3	5
Income before tax	50	46	41	45	34
Income tax provision	16	16	14	15	12
Net income	34%	30%	27%	30%	22%

(A)       Excluding the effects of a write-down of intangible assets during the year ended December 31, 2001, the relative percentages of operating income, income before tax, and net income to consolidated revenues would have been 43%, 48% and 31%, respectively.

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

During 2005, we traveled more than 37,800 delegates compared to approximately 31,000 delegates in 2004, an increase of 22 percent. Net revenue increased 28 percent, to $66.4 million from $51.8 million in 2004. The $14.6 million increase is primarily the result of traveling additional delegates mentioned above, combined with increases in gross margin (net revenue as a percentage of gross program receipts) from 35 percent to 37 percent. The increase in margin was primarily due to traveling efficient group sizes, negotiating savings within program pass through expenses, and the benefits associated with receiving a reprieve of certain goods and services tax.

Our policy is to expense all selling and tour promotion costs as incurred. Selling and tour promotion expenses were $27.6 million and $22.6 million for the years ended December 31, 2005 and 2004, respectively. The $5.0 million increase is primarily the result of $1.3 million additional personnel costs to support the larger volume of delegates and $2.7 million of increased marketing efforts toward 2006 and 2007 travel programs. As a percent of net revenue, selling and tour promotion costs decreased from 44 percent in 2004 to 41 percent in 2005.

General and administrative expenses increased to $8.2 million for the year ended December 31, 2005 from $6.5 million for the year ended December 31, 2004. The $1.7 million, 26 percent, increase is primarily the result of $1.2 million of additional personnel costs supporting our additional delegate base. As a percent of net revenues, general and administrative expenses decreased from 13 percent in 2004 to 12 percent in 2005.

For the year ended December 31, 2005, we increased our operating income to $30.7 million from $22.7 million for the year ended December 31, 2004. Operating income as a percent of net revenues increased to 46 percent for 2005 from 44 percent in 2004.

Other income consisted primarily of interest income generated by our cash, cash equivalents and available-for-sale securities. We realized interest and dividend income of $2.6 million in the year ended December 31, 2005, compared to $1.1 million in the year ended December 31, 2004. The increase in interest and dividend income is related to higher cash balances held and increased interest rates during 2005. In 2005 and 2004, the average rate of return was 2.4 percent and 1.4 percent, respectively.

For the year ended December 31, 2005, income before income taxes was $33.3 million in comparison to income before income taxes of $23.7 million for the year ended December 31, 2004.

We recorded an income tax provision of approximately $10.9 million for the year ended December 31, 2005, in comparison to $8.1 million for the year ended December 31, 2004. The income tax provision incurred was based upon the annual effective income tax rate applied to the pre-tax income. Our effective tax rate was 32.8 percent and 34.0 percent for the years ended December 31, 2005 and 2004, respectively. The decrease in the effective rate from 2004 was primarily the result of higher interest earned from tax exempt securities.

Net income increased to $22.4 million for the year ended December 31, 2005 from $15.6 million for the year ended December 31, 2004.

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

We traveled approximately 31,000 delegates during 2004 as compared to more than 23,000 delegates during 2003. Net revenue increased to $51.8 million for the year ended December 31, 2004 from $37.7 million for the year ended December 31, 2003. The $14.2 million, 38 percent, increase is primarily the result of traveling the additional delegates. Gross margin (revenue as a percentage of gross program receipts) remained comparable at 35 percent for the years ended December 31, 2004 and 2003 while we also maintained the quality measurements of our programs.

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

Liquidity and Capital Resources

Net cash provided by operations for the years ended December 31, 2005 and 2004 was approximately $37.8 million and $27.9 million, respectively. The $9.9 million increase in operating cash flows from the year ending December 31, 2004, to the year ending December 31, 2005, primarily results from a $6.8 million increase in earnings, combined with the timing of certain payments for programs traveled or to be traveled.

Net cash used in investing activities for the years ended December 31, 2005 and 2004 was $15.6 million and $22.8 million, respectively. The $7.2 million decrease year over year resulted from $7.6 million net decreased activities with the sale or maturity and purchase of available-for-sale securities, netted with $0.4 million increased purchases of property and equipment.

Net cash used in financing activities was $6.3 million in the year ending December 31, 2005 and $5.8 million during the year ending December 31, 2004. The net change in financing activities was a result of three factors: an increase of $1.1 million used for cash dividends to our shareholders, a $1.2 million increase in cash used for the repurchase of our common stock, offset by an increase of $1.8 million received from the proceeds of stock option exercises. During 2005, we paid $5.7 million in cash dividends and used $3.7 million for stock repurchases.

At December 31, 2005, we had approximately $116.6 million of cash, cash equivalents, restricted cash and available-for-sale securities, which included program participant funds of approximately $47.5 million. At December 31, 2004, we had approximately $87.6 million of cash and cash equivalents, restricted cash, and available-for-sale securities, which included program participant funds of $38.6 million. Under our cancellation policy, a program delegate may be entitled to a refund of a portion of his or her deposit, less certain fees, depending on the time of cancellation. Should a greater number of delegates cancel their travel in comparison to that which is part of our ongoing operations, due to circumstances such as international or domestic unrest, terrorism or general economic downturn, our cash balances could be significantly reduced. Cash balances could also be reduced significantly if the financial institutions, which held balances beyond that federally insured, were to become insolvent.

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

We continue to consider acquisitions of educational, travel and youth businesses that may require the use of cash and cash equivalents. No such acquisitions are currently pending and no assurance can be given that definitive agreements for any such acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to us.

We do not have any material capital expenditure commitments for 2006. Management believes that existing cash and cash equivalents and cash flows from operations will be sufficient to fund our anticipated operating needs, capital expenditures, dividend payments and acquisitions through the next 12 months of operation.

Other than capital leases, we have no long-term debt or purchase obligations as of December 31, 2005. The following table presents the maturities of our contractual cash obligations as of December 31, 2005 (in thousands), excluding normal accounts payable and accrued expenses:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years
Operating leases	$2,712	$741	$1,971	$—
Capital lease	618	211	407	—
Total	$3,330	$952	$2,378	$—

Market Risk

The following table summarizes the financial instruments other than derivative financial instruments held by us at December 31, 2005 and 2004, which are sensitive to changes in interest rates. This table presents principal cash flows for available-for-sale securities by contractual maturity date and the related average interest rate and fair value (in thousands):

	December 31, 2005				December 31, 2004
	2006	2007	Total	Fair Value	Total	Fair Value
U.S. govt. and agency obligations	$52,906	$36,782	$89,688	$89,688	$76,521	$76,521
Interest rate	2.01%	2.98%	2.41%	—	1.38%	—

The majority of our travel programs take place outside the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. We generally hedge against certain of these foreign currency risks with less than two years maturity, and we use forward contracts and options, which allow us to acquire the foreign currency at a fixed price for a specified period of time. Some of our forward contracts and options include a variable component if a pre-determined trigger occurs during the term of the contract.

We are exposed to credit risk under the foreign currency contracts and options to the extent that the counterparty is unable to perform under the agreement. The fair value of foreign currency exchange contracts is based on quoted market prices and the spot rate of the foreign currencies subject to contracts at year-end.

The table below provides information about our derivative financial instruments that are sensitive to foreign currency exchange rates. For foreign currency forward exchange agreements, the table presents the notional amounts and weighted average exchange rates. All contracts held as of December 31, 2005 mature in 2006 and 2007. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. None of these contracts is entered into for trading purposes.

At December 31, 2005 and 2004, we had outstanding forward contracts as follows (in thousands)
	Notional Amount	U.S. Dollar Average Contractual Exchange Rate

December 31, 2005
Forward contracts (pay $U.S./receive foreign currency):
Australian dollar	15,500	$0.75
British pound	5,100	$1.81
Canadian dollar	800	$0.83
Euro	18,850	$1.26
Japanese yen	304,000	$0.01
South African rand	2,100	$0.16
New Zealand dollar	5,450	$0.68

Forward contracts with variable option (pay $U.S./receive foreign currency):
Australian dollar	12,710	$0.77
British pound	4,640	$1.85
Canadian dollar	374	$0.83
Euro	12,510	$1.25
Japanese yen	56,100	$0.01
South African rand	642	$0.14
New Zealand dollar	2,210	$0.69

December 31, 2004
Forward contracts (pay $U.S./receive foreign currency):
Australian dollar	7,400	$0.74
British pound	4,150	$1.78
Canadian dollar	500	$0.74
Euro	7,500	$1.19
Japanese yen	92,500	$0.01
South African rand	763	$0.17
New Zealand dollar	1,000	$0.62

Forward contracts with variable option (pay $U.S./receive foreign currency):
Australian dollar	5,000	$0.76
Euro	3,500	$1.28
New Zealand dollar	1,000	$0.66

At December 31, 2005 and 2004, we had unrealized foreign currency (losses) and gains associated with these financial instruments of approximately $(1.9) million and $2.6 million, respectively.

Off Balance Sheet Arrangements

As of December 31, 2005, we had no off balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC.

Critical Accounting Policies and Estimates

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

Cash and Investments

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

Management evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis.  If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, the securities will be written down to current market value, resulting in a loss recorded in the income statement.  There were no investment securities that management identified to be other-than-temporarily impaired during the year ended December 31, 2005, because the decline in fair value was attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery in market price occurs, or until maturity.  Realized losses could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.

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

Foreign Currency

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

Other Liabilities

We received a refund of monies previously paid for certain foreign goods and services taxes. It is unclear whether the refund is permanent and accordingly, we have recorded this refund as a liability on the balance sheet and adjust the value accordingly for interest and gain or loss on the currency exchange. Also quarterly, we recognize into income any amounts for which the uncertainty has been eliminated.

Revenue Recognition

For non-directly delivered programs, we do not actively manage the operations of each program, and our remaining performance obligation for these programs after they convene is perfunctory. Therefore, revenue from these programs is presented as net revenue and recognized as the program convenes.   For certain directly delivered programs, however, we organize and operate all activities including speakers, facilitators, events, accommodations and transportation. As such, we recognize the gross revenue and cost of sales of these directly delivered programs over the period the programs are operated.

We bill delegates in advance of travel, payments of which are recorded as participants’ deposits. We also pay for certain program costs in advance of travel, including, but not limited to, airfare, hotel, rail passes and other program costs, which are recorded as prepaid program costs and expenses. Under our cancellation policy, a program delegate may be entitled to a refund of a portion of his or her deposit, less certain fees, depending on the time of cancellation. We recognize cancellation fees concurrent with the revenue recognition from the related programs.

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (''FASB'') issued Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123(R). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of share-based payments’ effect to the statement of operations is no longer an alternative, and SFAS No. 123(R) is effective for all stock-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123.

We adopted SFAS 123(R) in the first quarter of fiscal 2006 and will continue to evaluate the impact of SFAS 123(R) on our operating results and financial condition. The pro forma information in Note 2 to our Consolidated Financial Statements presents the estimated compensation charges under APB Opinion No. 25. As a result of the provisions of SFAS 123(R) and SAB 107, we expect the compensation charges under SFAS 123(R) to reduce diluted net income per share by approximately $0.03 to $0.05 per share for fiscal 2006. However, our assessment of the estimated compensation charges is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and their related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. We will recognize compensation cost for stock-based awards issued after January 1, 2006 on a straight line basis over the requisite service period for the entire award.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information contained in Item 7. “Management’s Discussion and Analysis of Results of Operations and Financial Condition - Market Risk” is incorporated by reference into Item 7A.

Item 8. Financial Statements and Supplementary Data

Reference is made to the Index to Consolidated Financial Statements that appear on page F-1 to this Annual Report. The Reports of Independent Registered Public Accounting Firms, the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page F-2 of this Annual Report, are incorporated by reference into this Item 8.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2005, the end of the period covered by this Annual Report, our chief executive officer and chief financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure information required to be disclosed in our Annual Report filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is accumulated and communicated to our chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting includes the policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant; to recording transactions as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, to making receipts and expenditures only in accordance with authorizations of management and directors of our Company; and for prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. We recognize that because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation.

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005. This evaluation was based on the framework in “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2005.

Our management’s assessment of the effectiveness of our Company’s internal control over financial reporting as of December 31, 2005 has been audited by BDO Seidman, LLP, an Independent Registered Public Accounting Firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

For the fiscal year ended December 31, 2005, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Ambassadors Group, Inc.
Spokane, Washington

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Ambassadors Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ambassadors Group, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Ambassadors Group, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Ambassadors Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ambassadors Group, Inc. as of December 31, 2005 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2005, and our report dated February 28, 2006, expressed an unqualified opinion.

BDO Seidman, LLP

Spokane, Washington
February 28, 2006

Item 9B. Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement for the fiscal year ended December 31, 2005, to be filed with the SEC on or about April 14, 2006.

Item 11.	Executive Compensation

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement for the fiscal year ended December 31, 2005, to be filed with the SEC on or about April 14, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement for the fiscal year ended December 31, 2005, to be filed with the SEC on or about April 14, 2006.

Item 13.	Certain Relationships and Related Transactions

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement for the fiscal year ended December 31, 2005, to be filed with the SEC on or about April 14, 2006.

Item 14.	Principal Accountant Fees and Services

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement for the fiscal year ended December 31, 2005, to be filed with the SEC on or about April 14, 2006.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report:

(1) Financial Statements. Please see the accompanying Index to Consolidated Financial Statements, which appears on page F-1 of the Annual Report. The Reports of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page F-2 of this report, are incorporated by reference into Item 8 above.

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

(c) Financial Statement Schedules.    Reference is made to Item 15(a)(2) above.

AMBASSADORS GROUP, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Ambassadors Group, Inc.
Spokane, Washington

We have audited the accompanying consolidated balance sheet of Ambassadors Group, Inc. as of December 31, 2005 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ambassadors Group, Inc. at December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ambassadors Group, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2006 expressed an unqualified opinion thereon.

BDO Seidman, LLP

Spokane, Washington
February 28, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Ambassadors Group, Inc.

In our opinion, the consolidated balance sheet as of December 31, 2004  and the related consolidated statements of operations, comprehensive income, stockholders' equity  and cash flows for each of two years in the period ended December 31, 2004 present fairly, in all material respects, the financial position of the Ambassadors Group, Inc. and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit  includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Portland, Oregon
March 11, 2005

AMBASSADORS GROUP, INC.

 CONSOLIDATED BALANCE SHEETS
	December 31,
	2005	2004
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$26,916	$11,036
Available-for-sale securities	89,688	76,521
Foreign currency exchange contracts	—	2,609
Deferred tax asset and other	955	123
Prepaid program costs and expenses	1,596	2,461
Total current assets	119,155	92,750
Property and equipment, net	5,140	3,911
Deferred tax asset	584	735
Other long-term assets	167	120
Total assets	$125,046	$97,516

Liabilities
Current liabilities:
Accounts payable	$2,540	$1,390
Accrued expenses	3,482	2,887
Foreign currency exchange contracts	1,896
Other liabilities	2,596	3,806
Participants’ deposits	47,463	38,608
Deferred tax liability	—	723
Current portion of long-term capital lease	180	147
Total current liabilities	58,157	47,561
Long-term capital lease	387	454
Total liabilities	58,544	48,015
Commitments and contingencies (notes 3 and 9)
Stockholders’ Equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 20,656,957 and 20,251,682 shares issued and outstanding at December 31, 2005 and 2004, respectively	206	202
Additional paid-in capital	22,375	18,187
Retained earnings	47,550	30,869
Unearned restricted stock compensation	(2,233)	(1,402)
Accumulated other comprehensive income (loss)	(1,396)	1,645
Total stockholders’ equity	66,502	49,501
Total liabilities and stockholders’ equity	$125,046	$97,516

 The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
	(in thousands, except per share data)

Net revenues, non-directly delivered programs	$64,321	$51,824	$37,665
Gross revenue, directly delivered programs	4,969	—	—
Less cost of sales, directly delivered programs	2,841	—	—
Net revenues from all programs	$66,449	$51,824	$37,665
Operating expenses:
Selling and tour promotion	27,574	22,616	18,534
General and administrative	8,185	6,537	4,566
	35,759	29,153	23,100
Operating income	30,690	22,671	14,565
Other income (expense):
Interest and dividend income	2,627	1,067	820
Other, net	21	(32)	—
	2,648	1,035	820
Income before income taxes	33,338	23,706	15,385
Income tax provision	10,928	8,059	5,231
Net income	$22,410	$15,647	$10,154
Earnings per share - basic and diluted:
Net income per share - basic	$1.10	$0.78	$0.51
Weighted-average common shares outstanding - basic	20,311	20,090	19,846
Net income per share - diluted	$1.05	$0.75	$0.50
Weighted-average common shares outstanding - diluted	21,312	20,898	20,340

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP,  INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Net income	$22,410	$15,647	$10,154
Unrealized gain (loss) on foreign currency exchange contracts, net of income tax (provision) benefit of $1,550, $884, and $(1,213)	(2,957)	(1,716)	2,354
Unrealized loss on available-for-sale securities, net of income tax benefit of $40, $48, and $35	(84)	(90)	(58)
Comprehensive income	$19,369	$13,841	$12,450

The accompanying notes are an integral part of the consolidated financial statements.

 AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Unearned	Accumulated
			Additional		Restricted Stock	Other
	Common Stock		Paid-In	Retained	Stock	Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Income (Loss)	Total
	(in thousands, except per share data)
Balances, December 31, 2002	19,756	$198	$15,709	$10,798	—	$1,155	$27,860
Net income	—	—	—	10,154	—	—	10,154
Stock options exercised	272	2	1,145	—	—	—	1,147
Tax benefit associated with exercise of stock options	—	—	452	—	—	—	452
Dividend to shareholders ($0.06 per share)	—	—	—	(1,100)	—	—	(1,100)
Other comprehensive income, net of income taxes	—	—	—	—	—	2,296	2,296
Balances, December 31, 2003	20,028	200	17,306	19,852	—	3,451	40,809
Net income	—	—	—	15,647	—	—	15,647
Stock options exercised	330	4	1,511	—	—	—	1,515
Tax benefit associated with exercise of stock options	—	—	489	—	—	—	489
Stock redemptions	(196)	(2)	(2,566)	—	—	—	(2,568)
Restricted stock grant	90	—	1,447	—	(1,447)	—	—
Amortization of unearned restricted stock compensation	—	—	—	—	45	—	45
Dividend to shareholders ($0.23 per share)	—	—	—	(4,630)	—	—	(4,630)
Other comprehensive income, net of income taxes	—	—	—	—	—	(1,806)	(1,806)
Balances, December 31, 2004	20,252	202	18,187	30,869	(1,402)	1,645	49,501
Net income	—	—	—	22,410	—	—	22,410
Stock options exercised	548	5	3,323	—	—	—	3,328
Tax benefit associated with exercise of stock options	—	—	3,319	—	—	—	3,319
Stock redemptions	(193)	(1)	(3,740)	—	—	—	(3,741)
Restricted stock grant	50	—	1,286	—	(1,286)	—	—
Amortization of unearned restricted stock compensation	—	—	—	—	455	—	455
Dividend to shareholders ($0.28 per share)	—	—	—	(5,729)	—	—	(5,729)
Other comprehensive income, net of income taxes	—	—	—	—	—	(3,041)	(3,041)
Balances, December 31, 2005	20,657	$206	$22,375	$47,550	$(2,233)	$(1,396)	$66,502

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP,  INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income	$22,410	$15,647	$10,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,175	962	935
Amortization of unearned compensation	455	45	—
Deferred income tax provision	130	894	44
Equity in earnings on investment	(11)	—	(33)
Change in assets and liabilities:
Other current assets	57	110	(142)
Prepaid program costs and expenses	865	(853)	(92)
Accounts payable, accrued expenses, and other liabilities	3,856	713	4,070
Participants’ deposits	8,855	10,388	2,319
Net cash provided by operating activities	37,792	27,906	17,255
Cash flows from investing activities:
Net purchase of available-for-sale securities	(13,296)	(20,919)	(9,679)
Purchase of property and equipment	(2,260)	(1,907)	(1,057)
Purchase of other investments	(36)	(4)	(13)
Net cash used in investing activities	(15,592)	(22,830)	(10,749)
Cash flows from financing activities:
Dividend payment to shareholders	(5,729)	(4,630)	(1,100)
Repurchase of common stock	(3,741)	(2,568)	—
Proceeds from exercise of stock options	3,328	1,515	1,147
Capital lease payments	(178)	(142)	(13)
Net cash provided by (used in) financing activities	(6,320)	(5,825)	34
Net increase (decrease) in cash and cash equivalents	15,880	(749)	6,540
Cash and cash equivalents, beginning of year	11,036	11,785	5,245
Cash and cash equivalents, end of year	$26,916	$11,036	$11,785

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

We have a single operating segment consisting of the educational travel and sports programs for students, athletes and professionals. These programs have similar economic characteristics, offer comparable products to delegates and utilize similar processes for program marketing.

On August 12, 2005, our Board of Directors declared a two-for-one stock split of our Common Stock in the form of a 100 percent common stock dividend, payable on September 15, 2005 to shareholders of record on August 31, 2005. This stock split has been recorded retroactively through all periods presented.

All of our assets are located in the United States. Our revenues as a percentage of total revenues were derived from travel programs conducted in the following geographic areas:

	Years Ended December 31,
	2005	2004	2003
South Pacific (primarily Australia and New Zealand)	30%	34%	36%
Europe	46%	48%	50%
Asia (primarily China)	11%	4%	2%
United States	12%	9%	7%
Other	1%	5%	5%

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

We use foreign currency exchange contracts as part of an overall risk-management strategy. These instruments are used as a means of mitigating exposure to foreign currency risk connected to anticipated travel programs. In entering into these contracts, we have assumed the risk, which might arise from the possible inability of counterparties to meet the terms of their contracts, but we do not expect any losses as a result of counterparty defaults.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

We invest cash in excess of operating requirements in short-term time deposits, money market instruments, government mutual bond funds and other investments. We consider investments with remaining maturities at date of purchase of three months or less to be cash equivalents.

Our restricted cash equivalents of  $12,000 represent certificates of deposit issued in our name and held by an airline company as collateral for airfare purchase agreements. Additionally, we have a $2.5 million revolving credit facility for the purpose of issuing letters of credit to several airlines. The facility allows for letters of credit to be issued through September 2006, which must expire no later than November 2007. At December 31, 2005, 2004 and 2003, we had letters of credit outstanding of approximately $1.3 million, $1.2 million, and $1.3 million, respectively, under this facility.

Derivative Financial Instruments

We value all derivative instruments on our balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For qualifying cash flow hedge transactions in which we hedge the variability of cash flows related to a forecasted transaction, changes in the fair value of derivative instruments are reported in other comprehensive income. The gains and losses on the derivative instruments that are reported in other comprehensive income are reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges is recognized in the statements of operations as other income (expense). Unrealized gains and losses on foreign currency exchange contracts that are not qualifying cash flow hedges as defined by Statement of Financial Accounting Standards (“SFAS”) No. 133 are recognized in the statements of operations as other income (expense). All of our outstanding foreign currency exchange contracts at December 31, 2005 and 2004 qualify as cash flow hedges.

Available-for-sale Securities

We classify our marketable debt investments as available-for-sale securities, which are carried at fair value. Unrealized gains and losses on available-for-sale securities are excluded from operations and reported as accumulated other comprehensive income, net of deferred income taxes. Realized gains and losses on the sale of available-for-sale securities are recognized on a specific identification basis in the statement of operations in the period the investments are sold.

Management evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis.  If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, the securities will be written down to current market value, resulting in a loss recorded in the income statement.  There were no investment securities that management identified to be other-than-temporarily impaired during the year ended December 31, 2005, because the decline in fair value was attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery in market price occurs, or until maturity.  Realized losses could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.

  AMBASSADORS GROUP, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During August 2003, we purchased a minority interest in a company. This company provides a one full day development activity for our delegates traveling in Europe and Australia. This investment is reported using the equity method. During August 2005, we purchased an investment in a safety awareness firm, to support the education of and support of safe travel practices. This investment is reported using the cost method.

Property and Equipment

Property and equipment are stated at cost. Cost of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed currently. Major additions and betterments are capitalized. Depreciation and amortization are provided over the lesser of the estimated useful lives of the respective assets or the lease term (excluding extensions), using the straight-line method, generally three to seven years.

We perform reviews for the impairment of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in the statement of operations.

Goodwill

Goodwill totals approximately $70,000 at December 31, 2005 and 2004 and is included in other long term assets on the balance sheet. These assets are subject to estimates regarding future cash flows associated with prior business acquisitions. If expected cash flows do not occur as forecasted, an adjustment to the carrying value of goodwill would be charged to income in the period incurred.

Revenue Recognition

For non-directly delivered programs, we do not actively manage the operations of each program, and our remaining performance obligation for these programs after they convene is perfunctory. Therefore, revenue from these programs is presented net of direct program costs, including accommodation and transportation, and recognized when the program convenes. For directly delivered programs, however, we organize and operate all activities including speakers, facilitators, events, accommodations and transportation. As such, we recognize the gross revenue and cost of sales of these directly delivered programs over the period the programs are operating. We recognize withdrawal fees concurrent with the revenue recognition from the related programs.

We bill delegates in advance of travel, payments of which are recorded as participants’ deposits. We also pay for certain direct program costs in advance of travel, including but not limited to airfare, hotel, rail passes and other program costs, which are recorded as prepaid program costs and expenses. Under our withdrawal policy, a program delegate may be entitled to a refund of a portion of his or her deposit, less certain fees, depending on the time of withdrawal.

Selling and Tour Promotion Expenses

We expense all selling and tour promotion expenses as incurred.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

 Earnings Per Share

Earnings per share - basic is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Earnings per share - diluted is computed by increasing the weighted-average number of common shares outstanding by the additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

Comprehensive Income

Other comprehensive income refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income, but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. Our other comprehensive income is composed of unrealized gains and losses on foreign currency exchange contracts and available-for-sale securities.

Accounting for Stock Options

We adopted the disclosure-only provisions of the SFAS No. 123 and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” We have chosen to measure compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” All of our stock options are granted at market value on the date of grant. Accordingly, no compensation expense was recognized in 2005, 2004, or 2003 for unexercised options related to the stock option plan.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003:

	2005		2004		2003
Expected dividend yield	1.36%		1.75%		1.81%
Expected stock price volatility	37.07%		37.44%		38.87%
Risk-free interest rate	4.19%		3.63%		5.27%
Expected life of options	5.58	years	6.27	years	7.12	years

The weighted-average fair value of options granted during 2005, 2004 and 2003 was $ $8.70,  $5.11 and $4.27 respectively.

 AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Had compensation cost for our stock option plan been determined based on fair value at the grant dates under the plan consistent with the method of SFAS No. 123, net income and net income per share amounts for the years ended December 31, 2005, 2004 and 2003 would have been changed to the pro-forma amounts indicated below (in thousands except per share data):

	2005	2004	2003
Net income as reported	$22,410	$15,647	$10,154
Add: Stock-based employee compensation expense for stock grants, included in reported net income, net of related tax effects	306	—	—
Deduct: Stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(872)	(372)	(474)
Pro-forma net income	$21,844	$15,275	$9,680
Pro-forma net income per share - basic	$1.08	$0.76	$0.49
Pro-forma net income per share - diluted	$1.02	$0.73	$0.48

Estimates

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (''FASB'') issued Statement No. 123 (R), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock -Based Compensation” and supersedes APB Opinion No. 25. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123(R). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro-forma disclosure of share-based payments effect to the statement of operations is no longer an alternative, and SFAS No. 123(R) is effective for all stock-based awards granted on or after January 1, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro-forma disclosures in accordance with the provisions of SFAS No. 123.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We adopted SFAS 123(R) in the first quarter of fiscal 2006 and will continue to evaluate the impact of SFAS 123(R) on our operating results and financial condition. The pro-forma information above presents the estimated compensation charges under SFAS No. 123. As a result of the provisions of SFAS 123(R) and SAB 107, we expect the compensation charges under SFAS 123(R) to reduce diluted net income per share by approximately $0.03 to $0.05 per share for fiscal 2006. However, our assessment of the estimated compensation charges is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. We will recognize compensation cost for stock-based awards issued after January 1, 2006 on a straight line basis over the requisite service period for the entire award.

3.	Derivative Financial Instruments

The majority of our travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. Our processes include a program to provide a hedge against certain of these foreign currency risks, and we use forward contracts that allow us to acquire the foreign currency at a fixed price for a specified period of time. Some of the forward contracts include a variable component if a pre-determined trigger occurs at the maturity of the contract. All of the derivatives are cash flow hedges of forecasted transactions.

At December 31, 2005, the following forward contracts were outstanding (in thousands):

	Notional Amount	Matures
Forward contracts:
Australian dollar	15,500	April 2006 - May 2007
British pound	5,100	January 2006 - June 2007
Canadian dollar	800	January 2006 - June 2006
Euro	18,850	January 2006 - June 2007
Japanese yen	304,000	April 2006 - April 2007
South African rand	2,100	January 2006 - September 2006
New Zealand dollar	5,450	February 2006 - April 2007

Forward contracts with variable option:
Australian dollar	12,710	April 2006 - May 2006
British pound	4,640	May 2006
Canadian dollar	374	June 2006
Euro	12,510	April 2006 - June 2006
Japanese yen	56,100	July 2006
South African rand	642	September 2006
New Zealand dollar	2,210	April 2006

At December 31, 2005 and 2004, associated with these financial instruments, we recorded a net unrealized loss and gain of approximately $1.9 million and $2.6 million, respectively. Unrealized losses on forward contracts recorded in other comprehensive loss and expected to be reclassified to net revenue during the year ending December 31, 2006 are approximately $1.3 million.

  AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrealized gains or losses associated with these transactions that qualify as cash flow hedges under SFAS No. 133 are reported in other comprehensive income. Any realized gains or losses associated with these transactions are recognized in our operations in the period the contracts are closed. The net unrealized gain (loss) reclassified to revenue from other accumulated comprehensive income for the years ended December 31, 2005, 2004 and 2003 was approximately $1.7 million, $3.1 million and $(1.1) million, respectively. Income tax (provision) benefit on the unrealized gain reclassified in 2005, 2004 and 2003 was approximately $(0.8) million, $(1.6) million and $0.6 million, respectively. We assess hedge ineffectiveness on a quarterly basis and record the gain or loss related to the ineffective portion in the statements of income. During the years ended December 31, 2005, 2004, and 2003, there were no significant amounts recognized in income due to hedge ineffectiveness.

4.	Available-for-Sale Securities

At December 31, 2005, and December 31, 2004, the cost and estimated fair values of our available-for-sale securities in U.S. government and agency obligations were as follows (in thousands):

	Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value/ Carrying Value
December 31, 2005	$89,936	$—	$(248)	$89,688
December 31, 2004	$76,640	$—	$(119)	$76,521

At December 31, 2005, the amortized cost and fair value of the available-for-sale securities, by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
Auction rate securities	$30,192	$30,192
One year or less	22,732	22,714
After one year through two years	37,012	36,782
	$89,936	$89,688

At December 31, 2004, the amortized cost and fair value of the available-for-sale securities, by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
Auction rate securities	$23,701	$23,701
One year or less	12,295	12,295
After one year through two years	40,644	40,525
	$76,640	$76,521

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2005	2004
Office furniture, fixtures and equipment	$3,810	$3,591
Computer equipment and software	6,680	4,573
Leasehold improvements	1,058	980
	11,548	9,144
Less accumulated depreciation and amortization	(6,408)	(5,233)
	$5,140	$3,911

Depreciation and amortization expense on property and equipment of approximately $1.2 million, $1.0 million and $0.9 million, for the years ended December 31, 2005, 2004 and 2003, respectively, was included in the determination of net income. During 2005, no property and equipment was written off while in 2004, approximately $1.9 million in fully depreciated property and equipment was written off.

6.	Other Liabilities

During October 2003, we received a $3.1 million refund of monies previously paid to a foreign tax authority. It is currently unclear as to whether the refund is permanent and accordingly, we have recorded this refund as a liability on the balance sheet. On a quarterly basis, we adjust the liability for interest and any gain or loss on the currency exchange. During 2005 and 2004, $1.1 million and $0.4 million, respectively, was recognized into income as the uncertainty of potential repayment of this liability was eliminated. At December 31, 2005 and 2004, the remaining refund of $2.6 million and $3.8 million was included in other liabilities.

7.	Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2005	2004	2003
Current:	1
Federal	$10,762	$7,147	$5,176
State	36	18	11
Deferred	130	894	44
	$10,928	$8,059	$5,231

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of the net deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2005
	Assets	Liabilities	Total
Amortization of goodwill and non-compete agreement	$1,326	$—	$1,326
Accrued vacation and compensation	143	—	143
Unrealized loss on foreign currency exchange contracts	663	—	663
Unrealized loss on available-for-sale securities	82	—	82
Depreciation	—	(917)	(917)
Restricted stock grants	175	—	175
Total temporary differences	$2,389	$(917)	$1,472

	December 31, 2004
	Assets	Liabilities	Total
Amortization of goodwill and non-compete agreement	$1,490	$—	$1,490
Accrued vacation and compensation	122	—	122
Unrealized gain on foreign currency exchange contracts	—	(887)	(887)
Unrealized loss on available-for-sale securities	42	—	42
Depreciation	—	(755)	(755)
Total temporary differences	$1,654	$(1,642)	$12

The income tax provision differs from that computed using the federal statutory rate applied to income before income taxes as follows (in thousands):

	Years Ended December 31,
	2005 Amount	%	2004 Amount	%	2003 Amount	%
Provision at the federal statutory rate	$11,668	35.0%	$8,297	35.0%	$5,385	35.0%
Tax exempt interest	(877)	(2.6)	(350)	(1.5)	(235)	(1.5)
State income tax, net of federal benefit	23	0.1	12	0.1	7	—
Other	114	0.3	100	0.4	74	0.5
	$10,928	32.8%	$8,059	34.0%	$5,231	34.0%

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Capital Lease

We lease certain office equipment under a capital lease arrangement. The total cost and accumulated depreciation of equipment under capital leases are approximately $899,000 and $756,000 and $350,000 and $164,000, respectively, at December 31, 2005 and 2004.  The following is a schedule of minimum lease payments required under the capital lease as of December 31, 2005 (in thousands):

Year Ended December 31,
2006	$211
2007	211
2008	184
2009	12
618
Less amount representing interest	51
567
Less current portion	180
$387

At the end of the lease term, we have the option to purchase the equipment at fair market value.

9.	Commitments and Contingencies

We lease office facilities and office equipment under non-cancelable operating leases. At December 31, 2005, future minimum lease commitments were as follows (in thousands):

Year Ended December 31,

2006	$741
2007	742
2008	707
2009	522
$2,712

Total rent expense for the years ended December 31, 2005, 2004 and 2003, was approximately $0.7 million, $0.8 million and $0.7 million, respectively.

We are subject to claims, suits and complaints, which have arisen in the ordinary course of business. In the opinion of management and its legal counsel, all matters are adequately covered by insurance or, if not covered, are without merit or are of such a nature, or involve such amounts as would not have a material effect on our financial position, cash flows or results of operations.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Stock Plans

Effective November 2001, we adopted the 2001 Equity Participation Plan (the “Plan”). The Plan provides for the grant of stock options, awards of restricted stock, performance or other awards or stock appreciation rights to our directors, key employees and consultants. The maximum number of shares which may be awarded under the Plan is 3.6 million shares, and approximately 0.9 million shares remain available for future issuance.

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

Under the terms of the Plan, stock grants follow the same grant price parameters as options. The Compensation Committee also establishes the vesting period of the grants, which is generally set at 100 percent at the conclusion of one to four years. Our key employees who have been awarded stock grants and are full time employees are subject to a four year vesting period, and our Board of Directors who have been awarded stock grants are subject to a one year vesting period. During 2005 and 2004, we granted approximately 50,100 and 44,600 stock grants to key employees, and these grants are expensed on a straight line basis over the life of the grant, through 2009 and 2008, respectively. Most of these stock grants are outstanding and none of them are vested as of December 31, 2005 and 2004.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information about the common stock options and restricted grants as of December 31, 2005:

					Weighted-Average
	Number of Shares	Range of Exercise Price			Exercise Price	Remaining Life (years)
Exercisable options	457,360	$3.11	-	4.96	$3.97	3.3
Exercisable options	531,271	5.96	-	8.04	6.14	6.1
Exercisable options	82,863	8.04	-	10.72	9.52	7.3
Exercisable options	18,925	10.72	-	13.40	11.72	8.1
Exercisable options	33,807	16.08	-	18.76	16.74	8.9
Total exercisable options	1,124,226	3.11	-	18.76	5.92

Unexercisable stock grants	138,953	$-	-	-	-	3.1
Unexercisable options	227,325	5.96	-	8.04	6.12	6.1
Unexercisable options	72,222	8.04	-	10.72	9.62	7.3
Unexercisable options	74,400	10.72	-	13.40	11.66	8.1
Unexercisable options	20,716	13.40	-	16.08	15.99	9.4
Unexercisable options	112,923	16.08	-	18.76	16.73	8.9
Unexercisable options	74,000	18.76	-	21.44	21.09	9.6
Unexercisable options	114,146	24.12	-	26.80	26.80	9.9
Total unexercisable stock grants and options	834,685	$-	-	26.80	11.73

Total	1,958,911	$-	-	26.80	$8.40	6.5

At December 31, 2004, there were 1,258,540 exercisable stock options at the weighted average exercise price of $4.77 per share.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option and restricted stock grant transactions during 2003, 2004 and 2005 were as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2002	2,383,340	$5.14
Granted	254,446	8.37
Forfeited	(68,986)	5.65
Exercised	(272,166)	4.16
Balance at December 31, 2003	2,296,634	$5.60
Granted	362,114	10.80
Forfeited	(39,216)	7.74
Exercised	(330,086)	4.20
Balance at December 31, 2004	2,289,446	$6.59
Granted	252,945	19.01
Forfeited	(35,080)	9.00
Exercised	(548,400)	6.03
Balance December 31, 2005	1,958,911	$8.40

11.	Employee Benefit Plan

Effective March 2002, we established a 401(k) Profit Sharing Plan (the “Sharing Plan”) for our employees. Employees are eligible to participate in the Sharing Plan upon six months of service and 18 years of age. Employees may contribute up to 92 percent of their salary, subject to the maximum contribution allowed by the Internal Revenue Service. Our matching contribution is discretionary based upon approval by management. Employees are 100 percent vested in their contributions and vest in our matching contributions after their initial four years of employment. During the years ended December 31, 2005, 2004 and 2003, we contributed approximately $95,000, $33,000 and $31,000, to the Sharing Plan, respectively.

12.	Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies.

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

Available-for-Sale Securities — The fair value of our investment in debt securities is based on quoted market prices.

The estimated fair values of the financial instruments as of the dates indicated are as follows (in thousands):

	December 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$26,916	$26,916	$11,036	$11,036
Derivatives	$(1,896)	$(1,896)	$2,609	$2,609
Available-for-sale securities	$89,688	$89,688	$76,521	$76,521

Limitations — The fair-value estimates are made at a distinct point in time based on relevant market information and information about the financial instruments. Fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Accordingly, the estimates presented herein are not necessarily indicative of what we could realize in a current market exchange.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Earnings Per Share

The following table presents a reconciliation of basic and diluted earnings per share computations (in thousands, except per share data):

	Years Ended December 31,
	2005	2004	2003
Numerator:
Net income for basic and diluted earnings per share	$22,410	$15,647	$10,154

Denominator:
Weighted-average shares outstanding - basic	20,311	20,090	19,846
Effect of dilutive common stock options	968	798	494
Effect of dilutive common stock grants	33	10	—
Weighted-average shares outstanding - diluted	21,312	20,898	20,340

Earnings per share - basic and diluted:
Net income per share - basic	$1.10	$0.78	$0.51

Net income per share - diluted	$1.05	$0.75	$0.50

14.	Supplemental Disclosures of Consolidated Statements of Cash Flows

We paid cash for taxes during 2005, 2004, and 2003 of approximately $8.5 million, $7.4 million, and $4.5 million respectively.

Our non-cash investing and financing activities during the years ended December 31, 2005, 2004, and 2003, are as follows (in thousands):

	2005	2004	2003
Unrealized gain (loss) on foreign currency exchange contracts	$(4,505)	$(2,600)	$3,567
Unrealized loss on available-for-sale securities	(129)	(138)	(93)
Tax benefit from stock options exercised	3,319	489	452
Capital lease obligation	144	—	756

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Quarterly Financial Data

Summarized quarterly financial data for 2005, 2004, and 2003 is as follows (unaudited, and in thousands except per share data):

	Quarters Ended
	March 31	June 30	September 30	December 31
2005
Net revenues	$2,179	$29,693	$30,447	$4,130
Selling and tour promotion expense	5,512	5,918	7,991	8,153
General and administrative expense	1,137	1,654	1,754	3,640
Income (loss) before income taxes	(3,995)	22,891	21,467	(7,025)
Net income (loss)	(2,637)	15,249	14,612	(4,814)
Earnings (loss) per share-basic	(0.13)	0.76	0.72	(0.24)
Earnings (loss) per share-diluted	(0.13)	0.72	0.68	(0.24)

Gross program receipts reflect total payments received by us. Gross program receipts totaled $6.0 million, $81.5 million, $82.2 million and $10.3 million for the quarters ended March 31, June 30, September 30, and December 31, 2005, respectively.

	Quarters Ended
	March 31	June 30	September 30	December 31
2004
Net revenues	$1,260	$25,854	$21,391	$3,319
Selling and tour promotion expense	3,785	5,031	6,926	6,874
General and administrative expense	1,072	1,248	1,204	3,013
Income (loss) before income taxes	(3,395)	19,877	13,511	(6,287)
Net income (loss)	(2,241)	13,119	8,918	(4,149)
Earnings (loss) per share-basic	(0.11)	0.66	0.45	(0.21)
Earnings (loss) per share-diluted	(0.11)	0.63	0.43	(0.21)

Gross program receipts totaled $4.1 million, $72.8 million, $61.2 million and $9.0 million for the quarters ended March 31, June 30, September 30, and December 31, 2004, respectively.

	Quarters Ended
	March 31	June 30	September 30	December 31
2003
Net revenues	$1,037	$18,184	$16,231	$2,213
Selling and tour promotion expense	2,976	3,659	6,377	5,522
General and administrative expense	883	1,127	726	1,830
Income (loss) before income taxes	(2,600)	13,665	9,304	(4,984)
Net income (loss)	(1,716)	9,019	6,141	(3,290)
Earnings (loss) per share-basic	(0.09)	0.46	0.31	(0.17)
Earnings (loss) per share-diluted	(0.09)	0.45	0.30	(0.17)

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

Date: March 9, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY D. THOMAS	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2006
Jeffrey D. Thomas

/s/ JOHN A. UEBERROTH	Chairman of the Board of Directors	March 9, 2006
John A. Ueberroth

/s/ MARGARET M. THOMAS	Executive Vice-President	March 9, 2006
Margaret M. Thomas

/s/ CHADWICK J. BYRD	Chief Financial Officer and Secretary	March 9, 2006
Chadwick J. Byrd

/s/ BRIGITTE M. BREN	Director	March 9, 2006
Brigitte M. Bren

/s/ JAMES L. EASTON	Director	March 9, 2006
James L. Easton

/s/ DALE F. FREY	Director	March 9, 2006
Dale F. Frey

/s/ RAFER L. JOHNSON	Director	March 9, 2006
Rafer L. Johnson

/s/ DANIEL G. BYRNE	Director	March 9, 2006
Daniel G. Byrne

/s/ JOSEPH J. UEBERROTH	Director	March 9, 2006
Joseph J. Ueberroth

/s/ RICHARD D. C. WHILDEN	Director	March 9, 2006
Richard D. C. Whilden

II - 1

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the registrant incorporated by reference to the registrant’s Registration Statement on Form 10 filed on November 15, 2001.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the registrant incorporated by reference to the registrant’s Form 8-K filed on May 17, 2005.

3.3	Bylaws of the registrant incorporated by reference to the registrant’s Registration Statement on Form 10 filed on November 15, 2001.

4.1	Form of Common Stock certificate of the registrant incorporated by reference to the registrant’s Registration Statement on Form 10 filed on February 5, 2002.

10.1	2001 Equity Participation Plan incorporated by reference to the registrant’s Registration Statement on Form 10 filed on January 7, 2002.

10.2	Form of 2001 Equity Participation Plan Agreement incorporated by reference to the registrant’s Registration Statement on Form 10 filed on November 15, 2001.

10.3
Form of Indemnification Agreement between the registrant and each of its executive officers and directors incorporated by reference to the registrant’s Registration Statement on Form 10 filed on January 25, 2002.

10.4	Commercial Lease Agreement by and between Portolese & Sample Investments and the registrant incorporated by reference to the registrant’s Form 8-K filed on January 4, 2005.

21.1	List of subsidiaries of the registrant as of December 31, 2005.*

23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.*

23.2	Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm.*

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or Rule 15(d)-14(a).*

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or Rule 15(d)-14(a).*

32.1
Certification by the Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) or 15(d)-14(b) and Section 1350 of Chapter 63 of Title 13 of the United States Code (18 U.S.C. §1350).*

___________

* Filed herewith.

II - 2

EXHIBIT 21.1

SUBSIDIARIES OF THE COMPANY

The following is a list of our subsidiaries as of December 31, 2005:

1.	Ambassadors Specialty Group, Inc.
2.	Ambassador Programs, Inc.
3.	Ambassadors Unlimited, LLC.

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Forms S-8 (No. 333-83572) of Ambassadors Group, Inc. of our report dated February 28, 2006, relating to the consolidated financial statements and the effectiveness of Ambassadors Group Inc.’s internal control over financial reporting, which appears in this Form 10-K.

BDO Seidman, LLP
Spokane, Washington
March 8, 2006

EXHIBIT 23.2

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Forms S-8 (No. 333-83572)  of Ambassadors Group, Inc. of our report dated March 11, 2005 relating to the financial statements, which appears in this Form 10-K.

PricewaterhouseCoopers LLP
Portland, Oregon
March 9, 2006

EXHIBIT 31.1

CERTIFICATION

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

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
evaluated the effectiveness of the registrant’s disclosure controls and procedures, and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: March 9, 2006

By: /s/ Jeffrey D. Thomas
Name: Jeffrey D. Thomas
Title: Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION

I, Chadwick J. Byrd, certify that:

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

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
evaluated the effectiveness of the registrant’s disclosure controls and procedures, and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: March 9, 2006

By: /s/ Chadwick J. Byrd
Name: Chadwick J. Byrd
Title: Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Ambassadors Group, Inc., (the “Company”) on Form 10-K for the period ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, Jeffrey D. Thomas, chief executive officer of the Company; and Chadwick J. Byrd, chief financial officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that, to their knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Jeffrey D. Thomas
Jeffrey D. Thomas
Chief Executive Officer

/s/ Chadwick J. Byrd
Chadwick J. Byrd
Chief Financial Officer