Form 10-Q
period 2006-03-31
AMBASSADORS GROUP INC
filed 2006-05-10
CIK 1162315

10-Q 1 v08621e10vq.htm AMBASSADORS GROUP, INC. - MARCH 31, 2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006
OR

☐	TRANSITION report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to ____________.

Commission file number 0-26420

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
☐	Large Accelerated filer
☑	Accelerated filer
☐	Non-Accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes
☑	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of April 27, 2006 was 20,647,144.

AMBASSADORS GROUP, INC.
FORM 10-Q QUARTERLY REPORT

Exhibit 31.1 Exhibit 31.2 Exhibit 32.1 Exhibit 32.2

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMBASSADORS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2006 and December 31, 2005
(dollars in thousands, except share and per share data)

	March 31,	December 31,
	2006	2005
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$41,523	$26,916
Available-for-sale securities	109,063	89,688
Other assets	2,769	955
Prepaid program costs and expenses	15,178	1,596
Total current assets	168,533	119,155
Property and equipment, net	6,857	5,140
Deferred tax asset	558	584
Other long-term assets	167	167
Total assets	$176,115	$125,046
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,212	$2,540
Accrued expenses	5,111	3,482
Foreign currency exchange contracts	1,745	1,896
Other liabilities	2,559	2,596
Participants’ deposits	104,289	47,463
Current portion of long-term capital lease	183	180
Total current liabilities	115,099	58,157
Long-term capital lease	340	387
Total liabilities	115,439	58,544
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 20,647,144 and 20,656,957 shares issued and outstanding, respectively	206	206
Additional paid-in capital	19,470	20,142
Retained earnings	42,344	47,550
Accumulated other comprehensive loss	(1,344)	(1,396)
Total stockholders’ equity	60,676	66,502
Total liabilities and stockholders’ equity	$176,115	$125,046

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three months ended March 31, 2006 and 2005
(dollars in thousands, except per-share amounts)

	2006	2005
Net revenues, non-directly delivered programs	$545	$2,179
Gross revenue, directly delivered programs	4,106	—
Less cost of sales, directly delivered programs	2,146	—
Net revenues from all programs	2,505	2,179
Operating expenses:
Selling and tour promotion	6,515	5,512
General and administrative	2,013	1,137

	8,528	6,649
Operating loss	(6,023)	(4,470)
Other income:
Interest and dividend income	955	475

Loss before income taxes	(5,068)	(3,995)
Income tax benefit	1,620	1,358

Net loss	$(3,448)	$(2,637)

Net loss per share - basic and diluted	$(0.17)	$(0.13)

Weighted-average common shares outstanding - basic and diluted	20,534	20,184

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
For the three months ended March 31, 2006 and 2005
(dollars in thousands)

	2006	2005
Net loss	$(3,448)	$(2,637)
Unrealized gain (loss) on foreign currency exchange contracts, net of income tax (provision) benefit of $(57) and $82	94	(159)
Unrealized loss on available-for-sale securities, net of income tax benefit of $18 and $32	(42)	(64)
Comprehensive loss	$(3,396)	$(2,860)

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended March 31, 2006 and 2005
(dollars in thousands)

	UNAUDITED
	2006	2005
Cash flows from operating activities:
Net loss	$(3,448)	$(2,637)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	358	231
Amortization of unearned compensation	181	90
Stock option expense	384	—
Change in assets and liabilities:
Prepaid program costs and expenses	(13,582)	(10,347)
Accounts payable and accrued expenses	(1,543)	(356)
Participants’ deposits	56,826	47,752
Other current assets	(1,827)	(1,339)
Net cash provided by operating activities	37,349	33,394
Cash flows from investing activities:
Net change in available-for-sale securities	(19,435)	(10,130)
Purchase of investments	—	(6)
Purchase of property and equipment	(268)	(587)
Net cash used in investing activities	(19,703)	(10,723)
Cash flows from financing activities:
Dividend payment to shareholders	(1,758)	(1,318)
Repurchase of common stock	(1,471)	(703)
Proceeds from exercise of stock options	234	427
Capital lease payments	(44)	(37)
Net cash used in financing activities	(3,039)	(1,631)
Net increase in cash and cash equivalents	14,607	21,040
Cash and cash equivalents, beginning of period	26,916	11,036
Cash and cash equivalents, end of period	$41,523	$32,076

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

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

In our opinion, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our financial position at March 31, 2006 and December 31, 2005 and our results of operations and cash flows for the three months ended March 31, 2006 and 2005. Certain prior-year amounts have been reclassified to conform with our current year financial statement presentation. Such reclassifications had no impact on previously reported net income or stockholders’ equity.

2.	Net Loss Per Share

Net loss per share — basic is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Net loss per share — diluted is computed by increasing the weighted-average number of common shares outstanding by the additional common shares that would have been outstanding if the dilutive potential common shares had been issued. However, due to the net loss during the quarters ended March 31, 2006 and 2005, such shares have been excluded from the computation, as they are anti-dilutive.

AMBASSADORS GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a reconciliation of basic and diluted earnings per share (“EPS”) computations and the number of dilutive securities (stock grants and options).

	2006	2005
Numerator:
Net loss for basic and diluted earnings per share	$(3,448)	$(2,637)
Denominator:
Weighted-average shares outstanding - basic	20,534	20,184
Effect of dilutive common stock options	(A )	(A )
Weighted-average shares outstanding - diluted	20,534	20,184
Net loss per share - basic and diluted	$(0.17)	$(0.13)

(A)
For the three months ended March 31, 2006 and 2005, the effects of approximately 114,000 and 522,000 stock grants and options, respectively, have been excluded from the calculation because the effect would be anti-dilutive.

3. Accounting for Stock-Based Compensation

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

Under the terms of the Plan, stock grants follow the same grant price parameters as options. The Compensation Committee also establishes the vesting period of the grants, which is generally set at 100 percent at the conclusion of one to four years. Our key employees who have been awarded stock grants and are full time employees are subject to a four year vesting period, and our Board of Directors who have been awarded stock grants are subject to a one year vesting period. During the three months ended March 31, 2006 and 2005, we did not grant any stock grants to key employees.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience. Prior to 2006, we adopted the disclosure-only provisions of the Statement of Financial Accounting Standards (SFAS) No. 123 and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” We chose to measure compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles

AMBASSADORS GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” All stock options are granted at market value on the date of grant. Accordingly, no compensation expense was recognized in 2005 for options related to the stock option plan. We adopted the provisions of SFAS No. 123(R), "Share Based Payment" on January 1, 2006, using the modified prospective method of adoption.

Total stock-based compensation expense recognized in the consolidated statement of operations for the quarter ended March 31, 2006 was $0.6 million before income taxes and consisted of stock option expense of $0.4 million and restricted stock grant expense of $0.2 million. The related total tax benefit was $0.2 million for the quarter ended March 31, 2006.

Had compensation cost for our stock option plan been determined based on fair value at the grant dates under the plan consistent with the method of SFAS No. 123, net loss  and net loss per share amounts for the quarter ended March 31, 2005, would have been changed to the pro-forma amounts indicated below (in thousands except per share data):

2005
Net loss as reported	$(2,637)
Add: Stock-based employee compensation expense for stock grants, included in reported net income, net of related tax effects	90
Deduct: Stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(158)
Pro-forma net loss	$(2,705)
Pro-forma net loss per share - basic and diluted	$(0.13)

Disclosures for the quarter ended March 31, 2006 are not presented as the amounts are recognized in the consolidated financial statements.

No restricted stock grants or stock options were granted during the quarter ended March 31, 2006. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three months ending March 31, 2005:

	2005
Expected dividend yield	1.53%
Expected stock price volatility	36.44%
Risk-free interest rate	4.18%
Expected life of options	7.72	years

Estimated Fair Value per option granted	$6.64

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of our stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent

AMBASSADORS GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

remaining term. We have also included our anticipated dividend yield based on quarterly cash dividends paid to our shareowners during 2006 and 2005.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of options. In addition, option valuation models require the input of highly subjective assumptions, particularly for the expected term and stock price volatility. Our associate stock options do not trade on a secondary exchange, therefore associates do not derive a benefit from holding stock options unless there is an increase above the grant price, in the market price of our stock. Such an increase in stock price would benefit all shareholders commensurately.

Stock option and restricted stock transactions during the three months ended March 31, 2006 were as follows:

				Aggregate
			Weighted Average	Intrinsic
	Number	Weighted Average	Remaining	Value
	Of Shares	Exercise Price	Contractual Life	(in thousands)
Outstanding, December 31, 2005	1,958,911	$8.40
Granted	--	--
Exercised	(50,187)	4.67
Canceled	(7,200)	10.39
Outstanding, March 31, 2006	1,901,524	$8.50	6.3	$32,140

Exercisable, March 31, 2006	1,274,739	$6.06	5.12	$24,657

The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $25.40 at March 31, 2006, which would have been received by the optionees had all options been exercised on that date. As of March 31, 2006, total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock grants was approximately $5.0 million, which is expected to be recognized over a period of approximately 3.75 years. During the quarter ended March 31, 2006, the total intrinsic value of stock options exercised was $1.1million, and the total fair value of options vested was $0.5 million.

AMBASSADORS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about the common stock options and restricted grants as of March 31, 2006:
					Weighted-Average
	Number	Range of			Exercise	Remaining
	of Shares	Exercise Price			Price	Life (years)
Exercisable options	424,156	$2.68	-	$5.36	$$4.03	3.2
Exercisable options	704,563	5.36	-	8.04	6.1	5.9
Exercisable options	82,863	8.04	-	10.72	9.52	7.1
Exercisable options	27,400	10.72	-	13.4	11.88	7.8
Exercisable options	35,757	16.08	-	18.76	16.73	8.7
Total exercisable options	1,274,739	$2.68	-	$18.76	$$6.06	5.2

Unexercisable stock grants	138,953	$-	-	$-	$-	2.8
Unexercisable options	34,825	5.36	-	8.04	6.12	5.9
Unexercisable options	72,222	8.04	-	10.72	9.62	7.1
Unexercisable options	61,950	10.72	-	13.4	11.66	7.8
Unexercisable options	20,716	13.4	-	16.08	15.99	9.1
Unexercisable options	109,973	16.08	-	18.76	16.73	8.7
Unexercisable options	74,000	18.76	-	21.44	21.09	9.4
Unexercisable options	114,146	24.12	-	26.8	26.8	9.6
	626,785	$5.36	-	$26.8	$$13.44	7.2
Total all options and stock grants	1,901,524	$2.68	-	$26.8	$$8.50	6.3

4. Related Party Transaction

In March, 2006, we entered into an agreement to purchase approximately 11 acres of real property in Spokane, Washington to be used for our new corporate headquarters. Total consideration for the real property was $1.8 million and was paid on April 4, 2006. Construction of the new facility is expected to begin in the third quarter of 2006 with completion in 2007. An executive officer of our company is the brother to our real estate agent at Cornerstone Property Advisors, LLC, who advised us in the transaction, and to which an approximate $100,000 commission was paid by the seller. Terms of the land purchase were at arms length and did not change as a result of the related party relationship.

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

Forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include factors affecting the travel industry generally, competition, our ability to successfully integrate the operations of existing or acquired companies, and a variety of factors such as continuing U.S. military deployment in Iraq, conflict in the Middle East, periods of international unrest, the outbreak of disease, changes in the direct-mail environment, recession, weather conditions and concerns for passenger safety that could cause a decline in travel demand, as well as the risk factors, and other factors as may be identified from time to time in our Securities and Exchange Commission filings or in our press releases. For a more complete discussion of these risks, please refer to Item 1 “Business — Risk Factors” disclosure in our Form 10-K filed on March 9, 2006.

In this Quarterly Report on Form 10-Q, the terms “Company,” “we,” “us,” and “our” refer to Ambassadors Group, Inc.

Executive Overview

We are a leading educational travel company that organizes and promotes international and domestic programs for students, athletes and professionals. Youth programs provide opportunities for grade school, middle school and high school students to learn about the history, government, economy and culture of the foreign and domestic destinations they visit as well as for middle and high school athletes to participate in international sports challenges. Our conference programs provide educational opportunities for middle school and high school students to learn leadership, government, college admissions and community involvement skills at domestic and international destinations. Our professional programs emphasize meetings and seminars between delegates and persons in similar professions abroad.

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

Our Seasonality
Our business is seasonal. The majority of our travel programs occur in June and July of each year. We have historically earned more than 90 percent of our annual revenues in the second and third quarters, which we anticipate will continue for the foreseeable future. Historically, these seasonal revenues have more than offset operating losses incurred during the rest of the year. Our annual results would be adversely affected if our revenues were to be substantially below seasonal norms during these periods. Our operating results may fluctuate as a result of many factors. See Part II- Other Information, Item 1A, “Risk Factors” for further explanation.

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

Program Revenue and Accounting Structure
The majority of our revenue is from non-directly delivered programs and is presented as net revenue and recognized as the program convenes. For these programs, we do not actively deliver the operations of each program, and our remaining performance obligation for these programs after they convene is perfunctory. For directly delivered programs, however, we have begun to organize and operate all activities including speakers, facilitators, events, accommodations and transportation. As such, we recognize the gross revenue and cost of sales of these directly delivered programs over the period the programs are being delivered.

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

Comparison of the Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2005

Net revenue increased approximately 15 percent, to $2.5 million from $2.2 million in the first quarters of 2006 and 2005, respectively. The increased net revenue is primarily due to efficient operations on the direct delivery of our domestic programs which resulted in a  gross margin increase from 36 percent to 46 percent, offset by fewer delegates traveled. During the quarter ended March 31, 2006, we traveled approximately 2,000 delegates, a decrease from 2,500 during the comparable 2005 quarter. This decrease is due to certain cyclical programs offered last year and not repeated this year.

Selling and tour promotion expenses increased $1.0 million or 18 percent between the first quarters of 2006 and 2005, to $6.5 million from $5.5 million, respectively. The increase in operating expenses was primarily due to increased marketing for 2006 and 2007 program campaigns, as well as incurring these expenditures earlier in the year than in 2005.

General and administrative expenses were $2.0 million and $1.1 million during the first quarters of 2006 and 2005. The increased expenses reflect the increased resources to support  growth in delegates as well as the implementation of SFAS 123(R), Share Based Payments, for which a $0.4 million stock option expense was recorded.

Other income consists primarily of interest income generated by cash, cash equivalents and available-for-sale securities. Interest income was more than double when comparing quarter over quarter, to $1.0 million in 2006 from $0.5 million in 2005, due to higher levels of cash balances quarter over quarter and increased rates of return between the two quarters.

The income tax benefit has been recorded based upon the estimated annual effective income tax rate of 32 percent and 34 percent, applied to the pre-tax loss for the quarters ended March 31, 2006 and 2005, respectively.

Liquidity and Capital Resources

Net cash provided by operations for the three months ended March 31, 2006 and 2005, was $37.3 million and $33.4 million, respectively. The $3.9 million increase in cash flow from operations was primarily related to the net effect of timing in participants’ deposits for future travel programs and an increase in prepaid program costs and expenses.

Net cash used in investing activities for the first three months ended March 31, 2006 and 2005 was $19.7 million and $10.7 million, respectively. The $9.0 million increased use of cash was primarily related to net activities with the purchase of available-for-sale securities.

Net cash used in financing activities for the three months ended March 31, 2006 and 2005 was $3.0 million and $1.6 million, respectively. The net change in financing activities was a result of a $0.4 million increase used for cash dividends to our shareholders and an $0.8 million increase in cash used for the repurchase of our common stock. During the first quarter of 2006, we paid $1.8 million in cash dividends and used $1.5 million for stock repurchases.

At March 31, 2006, we had $150.6 million of cash, cash equivalents, restricted cash and available-for-sale securities, including program participant funds of $104.3 million. At March 31, 2005, we had $118.6 million of cash, cash equivalents, restricted cash and available-for-sale securities, including program participant funds of $86.4 million.

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

Deployable Cash Reconciliation (at March 31, in thousands)	UNAUDITED
	2006	2005
Cash, cash equivalents and available-for-sale securities	$150,586	$118,632
Prepaid program cost and expenses	15,178	12,808
Less: Participants’ deposits	(104,289)	(86,360)
Less: Accounts payable/accruals/other liabilities	(8,882)	(7,727)
Less: Current portion of long term capital lease	(183)	(148)
Deployable cash	$52,410	$37,205

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

We do not have any material capital expenditure commitments for 2006, not already presented within our March 31, 2006 financial statements. We expect to enter into commitments, however, to facilitate the construction of a new corporate office. This corporate office will replace our current main office and will be located in Spokane, Washington. We expect to spend less than $20 million on the office and land, combined. Not all of this expenditure will be incurred in 2006, however. We believe that existing cash and cash equivalents and cash flows from operations will be sufficient to fund our anticipated operating needs and capital expenditures through 2006. For a more complete discussion of these and other contractual factors, please refer to our Form 10-K for the year ended December 31, 2005.

Foreign Currency - Hedging Policy

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

Cash and Investments
Cash, cash equivalents, and available-for-sale securities are initially recorded at cost, which includes any premiums and discounts.  We determine the appropriate classification of investment securities at the time of purchase.  Held-to-maturity securities are those securities that we have the positive intent and ability to hold to maturity and are recorded at amortized cost.  Available-for-sale securities are those securities that would be available to be sold in the future in response to our liquidity needs.  Available-for-sale securities are reported at fair value, with unrealized holding gains and losses reported in stockholders’ equity as a separate component of other comprehensive income, net of applicable deferred income taxes.

Management evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis.  If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, the securities will be written down to current market value, resulting in a loss recorded in the income statement.  There were no investment securities that management identified to be other-than-temporarily impaired during the quarter ended March 31, 2006, because the decline in fair value was attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery in market price occurs, or until maturity.  Realized losses could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.

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

Other Liabilities
Prior to 2006, we received a refund of monies previously paid for certain foreign goods and services taxes. It is unclear whether the refund is permanent and accordingly, we have recorded this refund as a liability on the balance sheet and adjust the value accordingly for interest and gain or loss on the currency exchange. Also quarterly, we recognize into income amounts, if any,  for which the uncertainty has been eliminated.

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

Stock-Based Compensation
We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123(R). We use the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forefeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statements of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A majority of our travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. We have a program to provide a hedge against certain of these foreign currency risks with less than two years’ maturity. Currently, the U.S. dollar has significantly weakened against the major currencies that we pay most foreign suppliers including the Euro, British pound, Australian dollar and New Zealand dollar. If the U.S. dollar continues to weaken against these four major currencies, we face increased costs to travel a delegate abroad and therefore increased pressure on the gross margin (net revenue as a percentage of gross program receipts). We are not able to determine whether the impact of the weakening U.S. dollar will be material on our business, financial condition, cash flows and results of operations. See further discussion of these market risks in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That may Affect Operating Results.”

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures
As of March 31, 2006, the end of the period covered by this report, our chief executive officer and chief financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in its report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting
In the three months ended, March 31, 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1A. Risk Factors

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

Terrorism
Terrorist attacks, such as the attacks that occurred in London, England and in Amman, Jordan in 2005 and in the United States on September 11, 2001, the continued U.S. military response, and other acts of violence or war have and will affect the travel industry generally, the markets in which we operate, as well as our operations and profitability. Further terrorist attacks against the United States or U.S. businesses and citizens at home and abroad may occur. The September 11 attacks have had a very negative impact on domestic and international air travel and the travel industry in general. As a result, we experienced a significant decrease in profitability in 2002. The potential near-term and long-term effects of these attacks are uncertain for our customers, the market for our Common Stock, the markets for our services and the U.S. economy. The consequences of any terrorist attacks, or any armed conflicts including war which may result, are unpredictable, and we may not be able to foresee events that could have an adverse affect on our business or operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On May 18, 2004, our Board of Directors authorized the repurchase of up to $5 million of our Common Stock in the open market or through private transactions. On August 12, 2005, our Board of Directors increased the authorized Common Stock repurchase plan amounts to $14.0 million. On that same date, our Board of Directors declared a two-for-one stock split of our Common Stock. During the quarter ended March 31, 2006, we repurchased 60,000 shares of our Common Stock for $1.5 million. Since inception, we have repurchased approximately 448,000 shares of our Common Stock, adjusted for our two-for-one stock split of our Common Stock, for an approximate total of $7.7 million. As of March 31, 2006, approximately $6.3 million remained available for repurchase under the plan.

The following is a summary of issuer purchases of equity securities during the quarter ended March 31, 2006:

				Maximum Number
			Total Number of	(or Approximate
			Shares	Dollar Value) of
			Purchased as	Shares that May Yet
	Total Number	Average	Part of Publicly	Be
	Of	Price	Announced	Purchased Under
	Shares	Paid per	Plans or	the Plans or
Period	Purchased	Share	Programs	Programs
January 1 - January 31, 2006	—	—	—	$7,794,634
February 1 - February 28, 2006	15,400	$24.50	15,400	7,794,634
March 1 - March 31, 2006	44,600	24.49	44,600	7,417,334
Total	60,000	$24.49	60,000	$6,325,227

Item 6. Exhibits

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

AMBASSADORS GROUP, INC.

Date: May 10, 2006	By:	/s/ CHADWICK J. BYRD
Chadwick J. Byrd
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002