Form 10-Q
period 2006-08-09
AMBASSADORS GROUP INC
filed 2006-08-09
CIK 1162315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________.

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

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of August 7, 2006 was 20,856,048

AMBASSADORS GROUP, INC.
FORM 10-Q QUARTERLY REPORT

Table of Contents

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMBASSADORS GROUP, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
June 30, 2006 and December 31, 2005
(dollars in thousands, except share and per share data)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$42,144	$26,916
Available-for-sale securities	108,361	89,688
Foreign currency exchange contracts	726	—
Other assets	521	955
Prepaid program costs and expenses	48,547	1,596
Total current assets	200,299	119,155
Property and equipment, net	7,355	5,140
Deferred tax asset	866	584
Other long-term assets	167	167
Total assets	$208,687	$125,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,866	$2,540
Accrued expenses	6,946	3,482
Foreign currency exchange contracts	—	1,896
Other liabilities	1,856	2,596
Participants’ deposits	111,770	47,463
Current portion of long-term capital lease	185	180
Total current liabilities	127,623	58,157
Long-term capital lease	293	387
Total liabilities	127,916	58,544
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 20,695,271 and 20,656,957 shares issued and outstanding, respectively	206	206
Additional paid-in capital	21,271	20,142
Retained earnings	59,055	47,550
Accumulated other comprehensive income (loss)	239	(1,396)
Total stockholders’ equity	80,771	66,502
Total liabilities and stockholders’ equity	$208,687	$125,046

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three and six months ended June 30, 2006 and 2005
(dollars in thousands, except per-share amounts)

	Six months ended		Three months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net revenues, non-directly delivered programs	$32,048	$31,871	$31,503	$29,693
Gross revenue, directly delivered programs	12,257	—	8,151	—
Less cost of sales, directly delivered programs	6,620	—	4,474	—
Net revenues from all programs	37,685	31,871	35,180	29,693
Operating expenses:
Selling and tour promotion	13,749	11,430	7,234	5,918
General and administrative	4,308	2,791	2,295	1,654
	18,057	14,221	9,529	7,572
Operating income	19,628	17,650	25,651	22,121
Other income:
Interest income	2,363	1,245	1,408	770
Income before income taxes	21,991	18,895	27,059	22,891
Income tax provision	6,972	6,283	8,592	7,642
Net income	$15,019	$12,612	$18,467	$15,249
Net income per share — basic	$0.73	$0.62	$0.90	$0.75
Weighted-average common shares outstanding — basic	20,534	20,218	20,528	20,252
Net income per share — diluted	$0.70	$0.59	$0.86	$0.72
Weighted-average common shares outstanding — diluted	21,393	21,242	21,394	21,242

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the three and six months ended June 30, 2006 and 2005
(dollars in thousands)

	Six months ended		Three months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$15,019	$12,612	$18,467	$15,249
Unrealized gain (loss) on foreign currency exchange contracts, net of income tax benefit (provision) of $(922), $1,410, $(865), and $1,328	1,700	(2,736)	1,606	(2,577)
Unrealized gain (loss) on available-for-sale securities, net of income tax benefit (provision) of $44, $-, $26, and $(32)	(65)	(1)	(23)	63
Comprehensive income	$16,654	$9,875	$20,050	$12,735

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended June 30, 2006 and 2005
(dollars in thousands)
	2006	2005
Cash flows from operating activities:
Net income	$15,019	$12,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	717	495
Amortization of stock-based unearned compensation	371	193
Excess tax benefit from stock-based compensation	(645)	—
Stock option expense	703	—
Change in assets and liabilities:
Prepaid program costs and expenses	(46,951)	(38,602)
Accounts payable and accrued expenses	7,725	14,449
Participants’ deposits	64,307	48,865
Other current assets	(393)	(186)
Net cash provided by operating activities	40,853	37,826
Cash flows from investing activities:
Net change in available-for-sale securities	(18,782)	(10,469)
Purchase of property and equipment and other	(2,932)	(1,354)
Net cash used in investing activities	(21,714)	(11,823)
Cash flows from financing activities:
Dividend payment to shareholders	(3,514)	(2,641)
Repurchase of common stock	(1,471)	(1,747)
Proceeds from exercise of stock options	518	1,389
Excess tax benefit from stock-based compensation	645	—
Capital lease payments and other	(89)	52
Net cash used in financing activities	(3,911)	(2,947)
Net increase in cash and cash equivalents	15,228	23,056
Cash and cash equivalents, beginning of period	26,916	11,036
Cash and cash equivalents, end of period	$42,144	$34,092

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Ambassadors Group, Inc. is a leading educational travel company that organizes and promotes international and domestic educational travel and sports programs for youth, athletes and professionals. These consolidated financial statements include the accounts of Ambassadors Group, Inc. and our wholly owned subsidiaries.

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

In our opinion, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our financial position at June 30, 2006 and December 31, 2005, our results of operations for the three and six months ended June 30, 2006 and 2005, and our cash flows for the six months ended June 30, 2006 and 2005. Certain prior-year amounts have been reclassified to conform with our current year financial statement presentation. Such reclassifications had no impact on previously reported net income or stockholders’ equity.

2. Income Per Share

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

The following table presents a reconciliation of basic and diluted earnings per share (“EPS”) computations and the number of dilutive securities (stock options and grants) that were not included in the dilutive EPS calculation because they were anti-dilutive (in thousands, except per-share amounts):

	Six months ended June 30,		Three months ended June 30,
	2006	2005	2006	2005
Numerator:
Net income for basic and diluted earnings per share	$15,019	$12,612	$18,467	$15,249
Denominator:
Weighted-average shares outstanding - basic	20,534	20,218	20,528	20,252
Effect of dilutive common stock options	810	934	860	898
Effect of dilutive common stock grants	49	90	6	92
Weighted average shares outstanding - diluted	21,393	21,242	21,394	21,242
Net income per share - basic	$0.73	$0.62	$0.90	$0.75
Net income per share - diluted	$0.70	$0.59	$0.86	$0.72

AMBASSADORS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended June 30, 2006, the effects of a negligible number of stock options have been excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive. For the six months ended June 30, 2006, the effects of approximately 116,000 stock options have been excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive. No stock options have been excluded from the calculation of diluted earnings per share during the three and six months ended June 30, 2005, as the average market price exceeded the grant price of options outstanding on that date.

3. Accounting for Stock-Based Compensation

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

Under the terms of the Plan, restricted stock grants follow the same grant price parameters as options. The Compensation Committee also establishes the vesting period of the grants, which is generally set at 100 percent at the conclusion of one to four years. Our key employees who have been awarded stock grants and are full time employees are subject to a four year vesting period, and our Board of Directors who have been awarded stock grants are subject to a one year vesting period. During the three and six months ended June 30, 2006 and 2005, approximately 3,100 and 5,500 restricted stock grants were granted to our Board of Directors.

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

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience. Prior to 2006, we adopted the disclosure-only provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 123 and as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. We chose to measure compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. All stock options are granted at market value on the date of grant. Accordingly, no compensation expense was recognized in 2005 for options related to the stock option plan. We adopted the provisions of SFAS No. 123(R), Share Based Payment on January 1, 2006, using the modified prospective method of adoption.

Total stock-based compensation expense recognized in the consolidated statement of operations for the quarter ended June 30, 2006 was $0.5 million before income taxes. Of the total stock-based compensation expense during the quarter, stock option expense was $0.3 million, restricted stock grant expense was $0.2 million, and the related total tax benefit was $0.2 million. Total stock-based compensation expense recognized in the consolidated statement of operations for the six months ended June 30, 2006 was $1.1 million before income taxes. Of the total stock-based compensation expense during this time period, stock option expense was $0.7 million, restricted stock grant expense was $0.4 million, and the related total tax benefit was $0.3 million.

Prior to the adoption of SFAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS 123(R) requires

AMBASSADORS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. We show this amount as “Excess tax benefit from stock - based compensation” on the consolidated statement of cash flows.

Had compensation cost for our stock option plan been determined based on fair value at the grant dates under the plan consistent with the method of SFAS No. 123(R), net income and net income per share amounts for the six and three months ended June 30, 2005 would have been changed to the pro-forma amounts indicated below (in thousands except per share data). Disclosures for the three and six months ended June 30, 2006 are not presented as the amounts are recognized in the consolidated financial statements.

	Six months ended June 30, 2005	Three months ended June 30, 2005
Net income as reported	$12,612	$15,249
Add:
Stock-based employee compensation expense for stock grants, included in reported net income, net of related tax effects	129	68
Deduct:
Stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(308)	(179)
Pro-forma net income	$12,433	$15,138
Pro-forma net income per share - basic	$0.61	$0.75
Pro-forma net income per share - diluted	$0.59	$0.71

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three months ending June 30, 2006 and 2005. No stock options were granted during the three months ended March 31, 2006 or 2005.

	Three months ended June 30, 2006		Three months ended June 30, 2005
Expected dividend yield	1.23%		1.50%
Expected stock price volatility	37.09%		36.26%
Risk-free interest rate	5.11%		3.72%
Expected life of options	8.89	years	5.89	years
Estimated fair value per option granted	$12.99		$5.62

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of our stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. We have also included our anticipated dividend yield based on quarterly cash dividends paid to our shareowners during 2006 and 2005. Additionally, an annualized forfeiture rate of 9.2 percent is used as a best estimate of future forfeitures based on our historical forfeiture experience. Under the true-up provisions of SFAS123(R), the stock-based compensation expense will be adjusted in later periods if the actual forfeiture rate is different from the estimate.

AMBASSADORS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Black-Scholes option-pricing model was developed for use in estimating the fair value of options. In addition, option valuation models require the input of highly subjective assumptions, particularly for the expected term and stock price volatility. Our employee stock options do not trade on a secondary exchange, therefore employees do not derive a benefit from holding stock options unless there is an appreciation in the market price of our stock above the grant price. Such an increase in stock price would benefit all shareholders commensurately.

Stock option and restricted stock transactions during the six months ended June 30, 2006 were as follows:

				Aggregate
			Weighted Average	Intrinsic
	Number	Weighted Average	Remaining	Value
	of Shares	Exercise Price	Contractual Life	(in thousands)
Outstanding, December 31, 2005	1,958,911	$8.40
Granted	9,989	19.13
Exercised	(100,977)	5.47
Canceled	(10,500)	12.72
Outstanding, June 30, 2006	1,857,423	$8.61	5.62	$37,657
Exercisable, June 30, 2006	1,259,152	$6.12	4.9	$28,660

The aggregate intrinsic value in the table above is before applicable income taxes, based on our $28.88 closing stock price at June 30, 2006, which would have been received by the optionees had all options been exercised on that date. As of June 30, 2006, total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock grants was approximately $2.9 million, which is expected to be recognized over a period of approximately 3.75 years. During the three and six months ended June 30, 2006, the total intrinsic value of stock options exercised was $1.0 million and $2.1  million, and the total fair value of options vested was $0.2 million and $0.7 million, respectively.

The following table presents information about the common stock options and restricted grants as of June 30, 2006:

		Options and Grants Outstanding		Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.00 - $2.79	136,615	2.63	$-	-	$-
2.79 - 5.58	419,024	2.96	4.03	419,024	4.03
5.58 - 8.37	707,826	5.61	6.12	685,651	6.11
8.37 - 11.16	194,010	7.03	9.94	97,488	9.78
11.16 - 13.95	40,450	7.22	12.15	17,000	12.14
13.95 - 16.73	30,169	8.82	16.19	7,132	16.20
16.73 - 19.52	135,330	8.39	16.74	32,857	16.74
19.52 - 22.31	73,000	9.12	21.09	-	-
25.10 - 27.89	120,999	9.40	26.86	-	-
	1,857,423	5.62	$8.61	1,259,152	$6.12

AMBASSADORS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Recently Issued Accounting Pronouncements

In November 2005, the FASB issued Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123(R)-3”). We elected to adopt the alternative transition method provided in FSP 123(R)-3 for calculating the tax effects of stock-based compensation under SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional-paid-in-capital pool (“APIC pool”) related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

In July 2006, the FASB released FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006. We do not expect its implementation to be material to our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the selected consolidated financial data, our consolidated financial statements, and the notes thereto included in this Quarterly Report on Form 10-Q.

Statements contained in this Quarterly Report on Form 10-Q, which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding matters which are not historical fact, including our intent, belief or current expectations of our Company or our officers with respect to, among other things, trends in the travel industry, business and growth strategies, use of technology, ability to integrate acquired businesses, future actions, future performance or results of operations, the outcome of contingencies such as legal proceedings.

Forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include factors affecting the travel industry generally, competition, our ability to successfully integrate the operations of existing or acquired companies, and a variety of factors such as conflict in Iraq and the Middle East, periods of international unrest, the outbreak of disease, changes in the direct-mail environment, recession, weather conditions and concerns for passenger safety that could cause a decline in travel demand, as well as the risk factors, and other factors as may be identified from time to time in our Securities and Exchange Commission filings or in our press releases. For a more complete discussion of these risks, please refer to Item 1A “Risk Factors” disclosure in our Annual Report on Form 10-K filed on March 9, 2006.

In this Quarterly Report on Form 10-Q, the terms “Company,” “we,” “us,” and “our” refer to Ambassadors Group, Inc.

Executive Overview

We are a leading educational travel company that organizes and promotes international and domestic programs for students, athletes and professionals. Youth programs provide opportunities for grade school, middle school and high school students to learn about the history, government, economy and culture of the foreign and domestic destinations they visit as well as for middle and high school athletes to participate in international sports challenges. Our student leadership programs provide educational opportunities for middle school and high school students to learn leadership, government, college admissions and community involvement skills at domestic and international destinations. Our professional programs emphasize meetings and seminars between delegates and persons in similar professions abroad.

We were founded in 1967, were reincorporated in Delaware in 1995, and operated as Ambassadors Education Group, a wholly owned subsidiary of Ambassadors International, until February 2002, at which time we spun off to operate as an independent stand-alone company beginning in March, 2002. Since then, our common stock has traded on the NASDAQ National Market under the ticker symbol “EPAX.” The consolidated financial statements include the accounts of Ambassadors Group, Inc., and our wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

We have a single operating segment consisting of educational travel and sports programs for students, athletes and professionals. These programs have similar economic characteristics, offer comparable products to delegates, and utilize similar processes for program marketing.

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

Our Foreign Currency Exposure
The majority of our programs take place outside the United States and most foreign suppliers require payment in local currency rather than in U.S. dollars. Accordingly, we are exposed to foreign currency risks in certain countries as foreign currency exchange rates between those currencies and the U.S. dollar fluctuate. We generally hedge against certain of these foreign currency risks. We use forward contracts and options that allow us to acquire the foreign currency at a fixed price for a specified period of time. Some of our forward contracts and options include a variable component if a pre-determined trigger occurs during the term of the contract.

These foreign exchange contracts and options are entered into to support normal anticipated recurring purchases and, accordingly, are not entered into for speculative purposes.

Program Revenue and Accounting Structure
The majority of our revenue is from non-directly delivered programs and is presented as net revenue and recognized as the program convenes. For these programs, we do not actively deliver the operations of each program, and our remaining performance obligation for these programs after they convene is perfunctory. For directly delivered programs, however, we organize and operate all activities including speakers, facilitators, events, accommodations and transportation. As such, we present gross revenue and cost of sales, and we recognize  the gross revenue and cost of sales of these directly delivered programs over the period the programs are being delivered.

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

Comparison of the Three Months Ended June 30, 2006 to the Three Months Ended June 30, 2005

Net revenue increased 18 percent during the second quarter 2006 in comparison to the second quarter 2005, to $35.2 million from $29.7 million. The increase in net revenue was a direct result of traveling 19,200 delegates in the second quarter 2006 in comparison to 16,500 delegates in the second quarter 2005. Our gross margin (net revenue as a percentage of gross program receipts) was 35.6 percent and 36.4 percent when comparing the second quarters of 2006 and 2005, as we were challenged in 2006 with rising fuel surcharges, most of which was passed on to our delegates.

Selling and tour promotion expenses were $7.2 million and $5.9 million during the second quarters of 2006 and 2005, respectively. The $1.3 million increase was spent primarily toward increased personnel to support higher business volumes during 2006 compared to 2005, as well as additional marketing expenses during 2006 for our 2007 travel programs.

General and administrative expenses increased $0.6 million to $2.3 million from $1.7 million as a result of higher business volumes and increased personnel to support the increased delegates traveling on our programs as well as the implementation of SFAS 123(R), Share Based Payments, for which $0.3 million stock option expense was recorded.

Other income consists primarily of interest income generated by cash, cash equivalents and available-for-sale securities. Interest income recognized increased $0.6 million primarily due to higher average cash and investment balances and rates of return recognized.

The income tax provision has been recorded based on a 32 percent and 33 percent estimated annual effective income tax rate, applied to the pre-tax income for the quarters ended June 30, 2006 and 2005, respectively.

Comparison of the Six Months Ended June 30, 2006 to the Six Months Ended June 30, 2005

Net revenue increased $5.8 million, 18 percent, in the first six months of 2006 versus the same time period in 2005, to $37.7 million from $31.9 million. The significant increase in the net revenue was a direct result of traveling 2,500 more delegates in the first six months of 2006 than the same period of 2005. We traveled 21,500 delegates year to date in 2006 in comparison to 19,000 delegates year to date in 2005. Our gross margin (net revenue as a percent of gross program receipts) was consistently 36 percent in the first six months of 2006 and 2005, despite gross margin fuel surcharge impacts during the second quarter 2006.

Selling and tour promotion expenses were $13.7 million and $11.4 million year to date 2006 and 2005, respectively. The $2.3 million increase was spent primarily toward increased personnel to support higher business volumes during 2006 compared to 2005, as well as additional marketing expenses during 2006 for our 2007 travel programs.

General and administrative expenses increased $1.5 million as a result of expenses to support the increased number of delegates traveling during 2006 as well as the implementation of SFAS 123(R), Share Based Payments, for which $0.7 million stock option expense was recorded.

Other income in the first six months of 2006 and 2005 consists primarily of interest income generated by cash, cash equivalents and available-for-sale securities. Interest income almost doubled when comparing the six months ending June 30, 2006 and 2005, due to higher levels of cash and investment balances and increased rates of return during the period ended June 30, 2006.

The income tax provision has been recorded based on a 32 percent and 33 percent estimated annual effective income tax rate, applied to the pre-tax income as of the six months ended June 30, 2006 and 2005, respectively.

Liquidity and Capital Resources

Net cash provided by operations for the six months ended June 30, 2006 and 2005 was $40.9 million and $37.8 million, respectively. The $3.0 million increase in cash flow from operations was primarily related to the net effect of a $15.4 million increase in participants’ deposits collected in the period netted with an $8.3 million increase in prepaid program costs for future travel programs and a decrease in accounts payable and accrued liabilities.

Net cash used in investing activities for the six months ended June 30, 2006 and 2005 was $21.7 million and $11.8 million, respectively. The $9.9 million increase was primarily related to the purchase of available-for-sale securities.

Net cash used in financing activities for the six months ended June 30, 2006 and 2005 was $3.9 million and $2.9 million, respectively. The net change in financing activities was a result of $0.9 million increased cash dividends to our shareholders, $0.3 million decreased repurchases of our common stock, $0.9 million decreased stock option exercise proceeds, and a $0.6 million excess tax benefit effect from stock-based compensation that did not occur in 2005. During the second quarter 2006, we paid $1.8 million in cash dividends.

At June 30, 2006, we had $150.5 million of cash, cash equivalents, restricted cash and available-for-sale securities, including program participant funds of $111.8 million. At June 30, 2005, we had $121.1 million of cash, cash equivalents, restricted cash and available-for-sale securities, including program participant funds of $87.5 million.

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

Deployable Cash Reconciliation (in thousands)
	June 30, 2006	June 30, 2005	December 31, 2005

Cash, cash equivalents and available-for-sale securities	$150,505	$121,082	$116,604
Prepaid program cost and expenses	48,547	41,063	1,596
Less: Participants’ deposits	(111,770)	(87,473)	(47,463)
Less: Accounts payable/accruals/other liabilities	(15,668)	(22,532)	(8,650)
Less: Current portion of long term capital lease	(185)	(175)	(148)
Deployable cash	$71,429	$51,965	$61,939

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

We do not have any material capital expenditure commitments for 2006, not already presented within our June 30, 2006 financial statements. We have entered into, and expect to enter into further commitments, however, to facilitate the construction of a new corporate office. This corporate office will replace our current main office and will be located in Spokane, Washington. We expect to spend less than $20 million on the office and land. Not all of this expenditure will be incurred in 2006, however. We believe that existing cash and cash equivalents and cash flows from operations will be sufficient to fund our anticipated operating needs and capital expenditures through 2006. For a more complete discussion of these and other contractual factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2005.

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

We account for these foreign exchange contracts and options in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For qualifying cash-flow hedge transactions in which we are hedging the variability of cash flows related to a forecasted transaction, changes in the fair value of the derivative instrument are reported in other comprehensive income. The gains and losses on the derivative instruments that are reported in other comprehensive income are reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges is recognized in current period earnings. Unrealized gains and losses on foreign currency exchange contracts that are not qualifying cash-flow hedges as defined by SFAS No. 133 are recorded in the statement of operations.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, we consider our policies associated with cash and cash equivalents, available-for-sale securities, income taxes, derivative financial instruments, and contingencies and litigation to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. With the adoption of SFAS 123(R) at the beginning of 2006, we have added “Stock-Based Compensation” as a critical accounting policy, as follows:

Stock-Based Compensation
We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS(R). We use the Black-Scholes option-pricing model, which requires subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statements of operations.

On an on-going basis, we evaluate our estimates and judgments. Judgments and uncertainties affecting the application of our policies may result in materially different amounts being reported under different conditions or using different assumptions.

Recently Issued Accounting Pronouncements

In November, 2005, the FASB issued Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123(R)-3”). We elected to adopt the alternative transition method provided in FSP 123(R)-3 for calculating the tax effects of stock-based compensation under SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional-paid-in-capital pool (“APIC pool”) related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

In July 2006, the FASB released FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006. We do not expect its implementation to be material to our financial statements.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of June 30, 2006, the end of the period covered by this report, our chief executive officer and chief financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

In the three months ended, June 30, 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1A. Risk Factors

There have been no significant changes to our risk factors, as discussed in Item 1A, “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 other than as described in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006. The risk factors therein could materially and adversely affect our future operating results and could cause actual results to differ materially from those predicated in forward-looking statements we make about our business.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders on May 4, 2006, the following matters were voted upon:

(a)	Election of Directors: The following three directors will hold office for a three-year term or until their respective successors are duly elected and qualified:

Nominee	Votes for	Votes withheld
James M. Kalustian	19,190,546	909,077
John A. Ueberroth	19,101,149	998,474
Joseph J. Ueberroth	16,640,699	3,458,924

Item 6. Exhibits

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

AMBASSADORS GROUP, INC.

Date: August 9, 2006	By:	/s/ CHADWICK J. BYRD Chadwick J. Byrd Chief Financial Officer

EXHIBIT INDEX

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 31.1
Certification required by Rule 13a-14(a) or Rule 15d-14(a) and under Section 302 of the Sarbanes-Oxley Act of 2002.

I, Jeffrey D. Thomas, certify that:
1. I have reviewed this Quarterly Report on Form 10-Q of Ambassadors Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a - 15(f) and 15d - 15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 9, 2006

/s/ Jeffrey D. Thomas
Jeffrey D. Thomas
Chief Executive Officer

EXHIBIT 31.2

Certification required by Rule 13a-14(a) or Rule 15d-14(a) and under Section 302 of the Sarbanes-Oxley Act of 2002.

I, Chadwick J. Byrd, certify that:
1. I have reviewed this Quarterly Report on Form 10-Q of Ambassadors Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a - 15(f) and 15d - 15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 9, 2006

/s/ Chadwick J. Byrd
Chadwick J. Byrd
Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of Ambassadors Group, Inc., (the "Company") on Form 10-Q for the period ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Jeffrey D. Thomas, chief executive officer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 9, 2006

/s/ Jeffrey D. Thomas
   Jeffrey D. Thomas
Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Ambassadors Group, Inc., (the "Company") on Form 10-Q for the period ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Chadwick J. Byrd, chief financial officer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 9, 2006

/s/ Chadwick J. Byrd
Chadwick J. Byrd
Chief Financial Officer