Form 10-Q
period 2006-10-10
AMBASSADORS GROUP INC
filed 2006-11-09
CIK 1162315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

☐	Large Accelerated filer
☑	Accelerated filer
☐	Non-Accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes
☑	No

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of October 25, 2006 was 20,786,892.

AMBASSADORS GROUP, INC.
FORM 10-Q QUARTERLY REPORT

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
AMBASSADORS GROUP, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
September 30, 2006 and December 31, 2005
(dollars in thousands, except share and per share data)
	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$26,329	$26,916
Available-for-sale securities	94,418	89,688
Foreign currency exchange contracts	687	—
Prepaid program costs and expenses	5,927	1,596
Other assets	784	955
Total current assets	128,145	119,155
Property and equipment, net	8,375	5,140
Deferred tax asset	1,005	584
Other long-term assets	167	167
Total assets	$137,692	$125,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,364	$2,540
Accrued expenses	5,408	3,482
Foreign currency exchange contracts	—	1,896
Other liabilities	1,183	2,596
Participants’ deposits	29,517	47,463
Capital lease	188	180
Total current liabilities	40,660	58,157
Capital lease	245	387
Total liabilities	40,905	58,544

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 20,785,090 and 20,656,957 shares issued and outstanding, respectively	207	206
Additional paid-in capital	21,816	20,142
Retained earnings	74,390	47,550
Accumulated other comprehensive income (loss)	374	(1,396)
Total stockholders’ equity	96,787	66,502
Total liabilities and stockholders’ equity	$137,692	$125,046

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three and nine months ended September 30, 2006 and 2005
(dollars in thousands, except per-share amounts)

	Nine months ended		Three months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenue, non-directly delivered programs	$65,222	$61,676	$33,174	$29,805
Gross revenue, directly delivered programs	17,789	1,399	5,532	1,399
Total Revenue	83,011	63,075	38,706	31,204

Cost of sales, directly delivered programs	10,233	757	3,613	757
Gross Margin	72,778	62,318	35,093	30,447

Operating Expenses:
Selling and marketing	22,925	19,421	9,176	7,991
General and administrative	6,707	4,545	2,399	1,754
Total Operating Expenses	29,632	23,966	11,575	9,745
Operating income	43,146	38,352	23,518	20,702

Other income:
Interest income	3,626	2,010	1,263	765
Income before income taxes	46,772	40,362	24,781	21,467
Income tax provision	14,654	13,138	7,682	6,855
Net income	$32,118	$27,224	$17,099	$14,612

Net income per share — basic	$1.56	$1.34	$0.83	$0.72
Weighted-average common shares outstanding — basic	20,559	20,258	20,609	20,336
Net income per share — diluted	$1.50	$1.28	$0.80	$0.68
Weighted-average common shares outstanding — diluted	21,390	21,303	21,418	21,379

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the three and nine months ended September 30, 2006 and 2005
(dollars in thousands)

	Nine months ended		Three months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$32,118	$27,224	$17,099	$14,612
Unrealized gain (loss) on foreign currency exchange contracts, net of income tax benefit (provision) of $(908), $1,260, $14, and $(150)	1,675	(2,493)	(25)	243
Unrealized gain (loss) on available-for-sale securities, net of income tax benefit (provision) of $(42), $21, $(86), and $21	95	(43)	160	(42)
Comprehensive income	$33,888	$24,688	$17,234	$14,813

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30, 2006 and 2005
(dollars in thousands)

	2006	2005
Cash flows from operating activities:
Net income	$32,118	$27,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,083	781
Amortization of stock-based unearned compensation	541	307
Excess tax benefit from stock-based compensation	(1,703)	—
Stock option expense	1,020	—
Change in assets and liabilities:
Prepaid program costs and expenses	(4,331)	(1,195)
Accounts payable and accrued expenses	3,537	10,096
Participants’ deposits	(17,946)	(18,040)
Other current assets	(699)	(454)
Net cash provided by operating activities	13,620	18,719
Cash flows from investing activities:
Net change in available-for-sale securities	(4,593)	(234)
Purchase of property and equipment and other	(4,318)	(1,902)
Net cash used in investing activities	(8,911)	(2,136)
Cash flows from financing activities:
Dividend payment to shareholders	(5,278)	(3,971)
Repurchase of common stock	(2,984)	(2,865)
Proceeds from exercise of stock options	1,397	1,904
Excess tax benefit from stock based compensation	1,703	—
Capital lease payments and other	(134)	(17)
Net cash used in financing activities	(5,296)	(4,949)
Net (decrease) increase in cash and cash equivalents	(587)	11,634
Cash and cash equivalents, beginning of period	26,916	11,036
Cash and cash equivalents, end of period	$26,329	$22,670

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

Revenue from non-directly delivered programs is presented as net revenue and recognized as the program convenes. For these non-directly delivered programs, we do not actively manage the operations of each program, and our remaining performance obligation for these programs after they convene is perfunctory. For directly delivered programs, however, we organize and operate all activities including speakers, facilitators, events, accommodations and transportation. As such, we recognize the gross revenue and cost of sales of these directly delivered programs over the period the programs are being delivered.

In our opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position at September 30, 2006 and December 31, 2005, our results of operations for the three and nine months ended September 30, 2006 and 2005, and our cash flows for the nine months ended September 30, 2006 and 2005. Certain prior-year amounts have been reclassified to conform with our current year financial statement presentation. Such reclassifications had no impact on previously reported net income or stockholders’ equity.

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

The following table presents a reconciliation of basic and diluted earnings per share (“EPS”) computations and the number of dilutive securities (stock options and grants) that were not included in the dilutive EPS calculation because they were anti-dilutive (in thousands, except per-share amounts):

	Nine months ended September 30,		Three months ended September 30,
	2006	2005	2006	2005
Numerator:
Net income for basic and diluted earnings per share	$32,118	$27,224	$17,099	$14,612
Denominator:
Weighted-average shares outstanding - basic	20,559	20,258	20,609	20,336
Effect of dilutive common stock options	781	957	753	956
Effect of dilutive common stock grants	50	88	56	87
Weighted average shares outstanding - diluted	21,390	21,303	21,418	21,379
Net income per share - basic	$1.56	$1.34	$0.83	$0.72
Net income per share - diluted	$1.50	$1.28	$0.80	$0.68

AMBASSADORS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2006, the effects of a negligible number of stock options have been excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive. For the nine months ended September 30, 2006 and 2005, the effects of approximately 116,000 and 13,500, respectively, stock options have been excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive. No stock options have been excluded from the calculation of diluted earnings per share during the three months ended September 30, 2005, as the average market price exceeded the grant price of options outstanding on that date.

3. Accounting for Stock-Based Compensation

Effective November 2001, we adopted our 2001 Equity Participation Plan (the “Plan”). The Plan provides for the grant of stock options, awards of restricted stock, performance or other awards or stock appreciation rights to our directors, key employees and consultants. The maximum number of shares which may be awarded under the Plan is 3.6 million shares, and approximately 0.9 million shares remain available for future issuance as of September 30, 2006.

Under the terms of the Plan, restricted stock grants follow the same grant price parameters as options. The Compensation Committee of the Board of Directors (the “Compensation Committee”) also establishes the vesting period of the grants, which is generally set at 100 percent at the conclusion of one to four years. Our key employees who have been awarded stock grants and are full time employees are subject to a four year vesting period, while our Board of Directors who have been awarded stock grants are subject to a one year vesting period. During the three months ended September 30, 2006 and 2005, no restricted stock grants were granted to our Board of Directors or key employees, and during the nine months ended September 30, 2006 and 2005, approximately 3,100 and 5,500 restricted stock grants were granted to our Board of Directors, respectively.

Under the terms of the Plan, options to purchase shares of our common stock are granted at a price set by the Compensation Committee, not to be less than the par value of a share of common stock and if granted as performance-based compensation or as incentive stock options, not to be less than the fair market value of the stock on the date of grant. The Compensation Committee establishes the vesting period of the awards, which is generally set at 25 percent per year for four years. Options may be exercised any time after they vest for a period up to 10 years from the grant date.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience. Prior to 2006, we adopted the disclosure-only provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. We chose to measure compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. All stock options are granted at market value on the date of grant. Accordingly, no compensation expense was recognized in 2005 for options related to the stock option plan. We adopted the provisions of SFAS No. 123(R), Share Based Payment on January 1, 2006, using the modified prospective method of adoption.

Total stock-based compensation expense recognized in the consolidated statement of operations for the quarter ended September 30, 2006 was $0.5 million before income taxes. Of the total stock-based compensation expense during the quarter, stock option expense was $0.3 million, restricted stock grant expense was $0.2 million, and the related total tax benefit was $0.2 million. Total stock-based compensation expense recognized in the consolidated statement of operations for the nine months ended September 30, 2006 was $1.6 million before income taxes. Of the total stock-based compensation expense during this time period, stock option expense was $1.0 million, restricted stock grant expense was $0.6 million, and the related total tax benefit was $0.5 million.

AMBASSADORS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to the adoption of SFAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. We show this amount as “Excess tax benefit from stock-based compensation” on the consolidated statement of cash flows.

Had compensation cost for our stock option plan been determined based on fair value at the grant dates under the Plan consistent with the method of SFAS 123(R), net income and net income per share amounts for the nine and three months ended September 30, 2005 would have been changed to the pro-forma amounts indicated below (in thousands except per share data). Disclosures for the three and nine months ended September 30, 2006 are not presented as the amounts are recognized in the consolidated financial statements.

	Nine months ended September 30, 2005	Three months ended September 30, 2005
Net income as reported	$27,224	$14,612
Add:
Stock-based employee compensation expense for stock grants, included in reported net income, net of related tax effects	206	78
Deduct:
Stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(605)	(297)
Pro-forma net income	$26,825	$14,393
Pro-forma net income per share - basic	$1.32	$0.71
Pro-forma net income per share - diluted	$1.26	$0.67

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three months ending September 30, 2005. No stock options were granted during the three months ended September 30, 2006.

	Three months ended September 30, 2005
Expected dividend yield	1.22%
Expected stock price volatility	35.95%
Risk-free interest rate	4.07%
Expected life of options	7.38	years
Estimated fair value per option granted	$8.50

AMBASSADORS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the nine months ending September 30, 2006 and 2005.
	Nine months ended September 30, 2006		Nine months ended September 30, 2005
Expected dividend yield	1.23%		1.29%
Expected stock price volatility	37.09%		36.03%
Risk-free interest rate	5.11%		3.98%
Expected life of options	8.89	years	6.99	years
Estimated fair value per option granted	$12.99		$7.75

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of our stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. We have also included our anticipated dividend yield based on quarterly cash dividends paid to our shareowners during 2006 and 2005. Additionally, an annualized forfeiture rate of 8.5 percent is used as a best estimate of future forfeitures based on our historical forfeiture experience. Under the true-up provisions of SFAS 123(R), the stock-based compensation expense will be adjusted in later periods if the actual forfeiture rate is different from the estimate.

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

Stock option and restricted stock transactions during the nine months ended September 30, 2006 were as follows:

	Number	Weighted Average	Weighted Average Remaining	Aggregate Intrinsic Value
	of Shares	Exercise Price	Contractual Life	(in thousands)
Outstanding, December 31, 2005	1,958,911	$8.40
Granted	9,989	19.13
Exercised	(251,171)	5.49
Canceled	(29,125)	11.04
Outstanding, September 30, 2006	1,688,604	$8.86	5.7	$32,793
Exercisable, September 30, 2006	1,128,308	$6.45	4.9	$24,635

The aggregate intrinsic value in the table above is before applicable income taxes, based on our $28.28 closing stock price at September 30, 2006, which would have been received by the optionees had all options been exercised on that date. As of September 30, 2006, total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock grants was approximately $3.1 million, which is expected to be recognized over a period of approximately 3.7 years. During the three and nine months ended September 30, 2006, the total intrinsic value of stock options exercised was $3.4 million and $5.5 million, and the total fair value of options vested was $0.1 million and $0.8 million, respectively.

AMBASSADORS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about our common stock options and restricted grants as of September 30, 2006:

	Options and Grants Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.00 - $2.79	134,915	2.38	$-	-	$-
2.79 - 5.58	317,818	3.09	3.94	317,818	3.94
5.58 - 8.37	667,831	5.35	6.12	651,281	6.11
8.37 - 11.16	178,835	6.72	9.88	87,963	9.69
11.16 - 13.95	37,450	6.94	12.15	17,150	12.15
13.95 - 16.73	27,669	8.58	16.15	4,632	15.99
16.73 - 19.52	131,587	8.11	16.74	31,214	16.74
19.52 - 22.31	73,000	8.87	21.09	18,250	21.09
25.10 - 27.89	119,499	9.15	26.86	-	-
	1,688,604	5.73	$8.86	1,128,308	$6.45

4. Recently Issued Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123(R)-3”). We elected to adopt the alternative transition method provided in FSP 123(R)-3 for calculating the tax effects of stock-based compensation under SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional-paid-in-capital pool (“APIC pool”) related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109, Accounting for Income Taxes (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006. We do not expect its implementation to be material to our financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. We do not believe SAB 108 will have a material impact on our results from operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007. Therefore, we anticipate adopting this standard as of January 1, 2008. We have not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the selected consolidated financial data, our consolidated financial statements, and the notes thereto included in this Quarterly Report on Form 10-Q.

Statements contained in this Quarterly Report on Form 10-Q, which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, regarding matters which are not historical fact, including our intent, belief or current expectations of our Company or our officers with respect to, among other things, trends in the travel industry, business and growth strategies, use of technology, ability to integrate acquired businesses, future actions, future performance or results of operations, the outcome of contingencies such as legal proceedings.

Forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include factors affecting the travel industry generally, competition, our ability to successfully integrate the operations of existing or acquired companies, and a variety of factors such as conflict in Iraq and the Middle East, periods of international unrest, the outbreak of disease, changes in the direct-mail environment, recession, weather conditions and concerns for passenger safety that could cause a decline in travel demand, as well as the risk factors, and other factors as may be identified from time to time in our Securities and Exchange Commission filings or in our press releases. For a more complete discussion of these risks, please refer to Item 1A Risk Factors disclosure in our Annual Report on Form 10-K filed on March 9, 2006 and those factors set fourth under Part II, Item 1A Risk Factors set forth in this Quarterly Report on Form 10-Q.

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

We were founded in 1967, were reincorporated in Delaware in 1995, and operated as Ambassadors Education Group, a wholly owned subsidiary of Ambassadors International, Inc. until February 2002, at which time we spun off to operate as an independent stand-alone company beginning in March, 2002. Since then, our common stock has traded on the NASDAQ Stock Market under the ticker symbol EPAX. The consolidated financial statements include the accounts of Ambassadors Group, Inc., and our wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Comparison of the Three Months Ended September 30, 2006 to the Three Months Ended September 30, 2005

Gross margin increased 15 percent during the third quarter 2006 in comparison to the third quarter 2005, to $35.1 million from $30.4 million. The increase in gross margin was a direct result of traveling 19,500 delegates in the third quarter 2006 in comparison to 16,500 delegates in the third quarter 2005. Our gross margin  percent (gross margin as a percentage of gross program receipts) was 34 percent and 37 percent when comparing the third quarters of 2006 and 2005, as we were challenged in 2006 with rising fuel surcharges, most of which was passed on to our delegates.

Selling and marketing expenses were $9.2 million and $8.0 million during the third quarters of 2006 and 2005, respectively. The $1.2 million increase was spent primarily toward increased personnel to support higher business volumes during 2006 compared to 2005, as well as additional marketing expenses during 2006 for our 2007 travel programs.

General and administrative expenses increased $0.6 million to $2.4 million from $1.8 million as a result of higher business volumes and increased personnel to support the increased delegates traveling on our programs as well as the implementation of SFAS 123(R), Share Based Payments, for which $0.3 million stock option expense was recorded in the third quarter 2006.

Other income consists primarily of interest income generated by cash, cash equivalents and available-for-sale securities. Interest income recognized increased $0.5 million to $1.3 million from $0.8 million during the quarters ended September 30, 2006 and 2005, respectively, primarily due to higher average cash and investment balances and rates of return recognized.

The income tax provision has been recorded based on a 31 percent and 33 percent estimated annual effective income tax rate, applied to the pre-tax income for the quarters ended September 30, 2006 and 2005, respectively. The difference from the statutory rate of 35 percent is primarily due to tax exempt interest.

Comparison of the Nine Months Ended September 30, 2006 to the Nine Months Ended September 30, 2005

Gross margin increased $10.5 million, 17 percent, in the first nine months of 2006 versus the same time period in 2005, to $72.8 million from $62.3 million. The significant increase in the gross margin was a direct result of traveling 14 percent more delegates in the first nine months of 2006 than the same period of 2005. We traveled 40,600 delegates year to date in 2006 in comparison to 35,600 delegates year to date in 2005. Our gross margin percent  (gross margin as a percent of gross program receipts) was 35 percent and 37 percent in the first nine months of 2006 and 2005 respectively, decreasing due to gross margin fuel surcharge impacts during 2006.

Selling and marketing expenses were $22.9 million and $19.4 million year to date 2006 and 2005, respectively. The $3.5 million increase was spent primarily toward increased personnel to support higher business volumes during 2006 compared to 2005, as well as additional marketing expenses during 2006 for our 2007 travel programs.

General and administrative expenses were $6.7 million and $4.5 million year to date 2006 and 2005, respectively. The $2.2 million increase resulted from additional expenses supporting the increased number of delegates traveling during 2006 as well as the implementation of SFAS 123(R), Share Based Payments, for which $1.0 million stock option expense was recorded.

Other income in the first nine months of 2006 and 2005 consists primarily of interest income generated by cash, cash equivalents and available-for-sale securities. Interest income almost doubled to $3.6 million from $2.0 million when comparing the nine months ending September 30, 2006 and 2005, due to higher levels of cash and investment balances and increased rates of return during the period ended September 30, 2006.

The income tax provision has been recorded based on a 31 percent and 33 percent estimated annual effective income tax rate, applied to the pre-tax income as of the nine months ended September 30, 2006 and 2005, respectively.

Liquidity and Capital Resources

Net cash provided by operations for the nine months ended September 30, 2006 and 2005 was $13.6 million and $18.7 million, respectively. The $5.1 million decrease in cash flow from operations was primarily related to the net effect of $4.9 million increased net income, $1.7 million in excess tax benefit from stock based compensation, increased program activity associated with prepaid program costs for future travel programs, and a decrease in cash provided by accounts payable and accrued liabilities balances.

Net cash used in investing activities for the nine months ended September 30, 2006 and 2005 was $8.9 million and $2.1 million, respectively. The $6.8 million increase was primarily related to the purchase of available-for-sale securities and expenditures in 2006 related to the construction of a new corporate headquarters.

Net cash used in financing activities for the nine months ended September 30, 2006 and 2005 was $5.3 million and $4.9 million, respectively. The net change in financing activities primarily resulted from $1.3 million increased cash dividends to our shareholders, $0.5 million decreased stock option exercise proceeds, and a $1.7 million excess tax benefit effect from stock-based compensation that did not occur in 2005. During 2006, we paid $5.3 million in cash dividends and $3.0 million in stock repurchases.

At September 30, 2006, we had $120.7 million of cash, cash equivalents, restricted cash and available-for-sale securities, including program participant funds of $29.5 million. At September 30, 2005, we had $99.3 million of cash, cash equivalents, restricted cash and available-for-sale securities, including program participant funds of $20.6 million.

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

Deployable Cash Reconciliation (in thousands)
	September 30, 2005	September 30, 2005	Deccember 31, 2005
Cash, cash equivalents and available-for-sale securities	$120,747	$99,319	$116,604
Prepaid program cost and expenses	5,927	3,656	1,596
Less: Participants’ deposits	(29,517)	(20,568)	(47,463)
Less: Accounts payable/accruals/other liabilities	(11,143)	(16,650)	(8,798)
Deployable cash	$86,014	$65,757	$61,939
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

We do not have any material capital expenditure commitments for 2006, not already presented within our September 30, 2006 financial statements or discussed in our current report on Form 8-K filed on September 29, 2006. We believe that existing cash and cash equivalents and cash flows from operations will be sufficient to fund our anticipated operating needs and capital expenditures through 2006. For a more complete discussion of these and other contractual factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2005, along with our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed during 2006.

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

We account for these foreign exchange contracts and options in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). The statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For qualifying cash-flow hedge transactions in which we are hedging the variability of cash flows related to a forecasted transaction, changes in the fair value of the derivative instrument are reported in other comprehensive income. The gains and losses on the derivative instruments that are reported in other comprehensive income are reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges is recognized in current period earnings. Unrealized gains and losses on foreign currency exchange contracts that are not qualifying cash-flow hedges as defined by SFAS 133 are recorded in the statement of operations.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. As discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, we consider our policies associated with cash and cash equivalents, available-for-sale securities, income taxes, derivative financial instruments, and contingencies and litigation to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. With the adoption of SFAS 123(R) at the beginning of 2006, we have added “Stock-Based Compensation” as a critical accounting policy, as follows:

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

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109, Accounting for Income Taxes (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006. We do not expect its implementation to be material to our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. We do not believe SAB 108 will have a material impact on our results from operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007. Therefore, we anticipate adopting this standard as of January 1, 2008. We have not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A majority of our travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. We have a program to provide a hedge against certain of these foreign currency risks with less than two years’ maturity. Currently, the U.S. dollar has significantly weakened against the major currencies that we pay most foreign suppliers including the Euro, British pound, Australian dollar and New Zealand dollar. If the U.S. dollar continues to weaken against these four major currencies, we face increased costs to travel a delegate abroad and therefore increased pressure on the gross margin percent (gross margin as a percentage of gross program receipts). We are not able to determine whether the impact of the weakening U.S. dollar will be material on our business, financial condition, cash flows and results of operations. See further discussion of these market risks in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of September 30, 2006, the end of the period covered by this report, our chief executive officer and chief financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

In the three months ended, September 30, 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A. Risk Factors

There have been no significant changes to our risk factors, as discussed in Item 1A, Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 other than as described in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006. The risk factors contained therein could materially and adversely affect our future operating results and could cause actual results to differ materially from those predicated in forward-looking statements we make about our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On May 18, 2004, our Board of Directors authorized the repurchase of up to $5 million of our common stock in the open market or through private transactions. On August 12, 2005, our Board of Directors increased the authorized common stock repurchase plan amounts to $14.0 million. On that same date, our Board of Directors declared a two-for-one stock split of our common stock. During the quarter ended September 30, 2006, we repurchased 60,700 shares of our common stock for $1.5 million. Since inception of the plan, we have repurchased approximately 509,000 shares of our common stock, adjusted for our two-for-one stock split of our common stock, for an approximate total of $9.2 million. As of September 30, 2006, approximately $4.8 million remained available for repurchase under the plan.

The following is a summary of issuer purchases of equity securities during the quarter ended September 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2006	—	—	—	$6,325,227
August 1 - August 31, 2006	60,700	$24.88	60,700	4,814,732
September 1 - September 30, 2006	—	—	—	4,814,732
Total	60,700	$24.88	60,700	$4,814,732

Item 6. Exhibits

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

AMBASSADORS GROUP, INC.

Date: November 9, 2006	By:	/s/ CHADWICK J. BYRD
Chadwick J. Byrd
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002