Form 10-K
period 2006-12-31
AMBASSADORS GROUP INC
filed 2007-03-09
CIK 1162315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 0-33347

(Exact Name of Registrant as Specified in Its Charter)

Delaware	91-1957010
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Dwight D. Eisenhower Building 110 S. Ferrall Street Spokane, WA	99202
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (509) 534-6200

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 Par Value	The Nasdaq Stock Market
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the Common Stock on The Nasdaq Stock Market on June 30, 2006, was $269,091,710. Shares of Common Stock held by each executive officer and director, and by each entity that owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock outstanding as of March 6, 2007 was 19,374,841.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K of Ambassadors Group, Inc., which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, without limitation, statements that relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements reflect our beliefs or current expectations with respect to, among other things, trends in the travel industry, our business and growth strategies, our use of technology, our ability to integrate acquired businesses, and fluctuations in our results of operations.

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

PART I

Item 1.           Business

Business Overview

Ambassadors Group, Inc. (“Ambassadors”, “we”, “us” or “our”) is a leading educational travel company that organizes and promotes international and domestic programs for students, athletes and professionals. We were founded in 1967, were reincorporated in Delaware in 1995, and operated as Ambassadors Education Group, a wholly owned subsidiary of Ambassadors International, Inc. (“International”) until February 2002. Effective February 28, 2002, we spun off from International by virtue of a special stock dividend to International’s shareholders of all of the outstanding shares of our Company that International owned (the “Distribution”). Beginning March 1, 2002, we began operating as an independent stand-alone company. Trading of our Common Stock on The Nasdaq Stock Market began on March 1, 2002 under the symbol “EPAX.”

Our business consists of several specialized private-label educational travel programs, including (i) the “People to People Student Ambassador Programs” (“Student Ambassador Programs”), which provide opportunities for grade school, middle school and high school students to visit domestic and foreign destinations to learn about the history, government, economy and culture of such countries, (ii) the “People to People Sports Ambassador Programs” (“Sports Ambassador Programs”), which provide opportunities for middle school and high school athletes to participate in international sports challenges, (iii) the “People to People Leadership Summit,” “People to People Future Leaders Summit,” and “World Leadership Forum” (“Student Leader Programs”), which provide domestic travel experiences for grade school and high school students emphasizing leadership, community involvement, and government education, and (iv) the “People to People Ambassador Programs” (“Professional Ambassador Programs”), which provide foreign travel experiences for professionals, with emphasis on meetings and seminars between delegates and persons in similar professions abroad.

Since International’s initial public offering in 1995, we expanded our operations primarily through internal growth and two acquisitions of travel related businesses. Since 1983, we have organized programs for more than 344,000 students, adults and athletes. Our educational travel programs feature visits abroad, including, but not limited to, Antarctica, Australia, China, France, Germany, Great Britain, Italy, South Africa, and New Zealand. In 2006, 43,075 delegates traveled on our programs to more than 40 countries on seven continents, including students from 70 different countries.

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

We believe that our 40 years of continuous experience, relationships arising from organizing travel programs, and our association with People to People have provided the foundation for our Company. This foundation allows us to develop and maintain strong strategic alliances and a competitive edge in the educational and travel industries at a competitive program cost. This foundation also allows us to provide high quality and unique educational programs and customer service. We intend to continue to grow our business internally through marketing enhancements, new programs and strategic alliances, and may make selective acquisitions of and or joint agreements with travel, education, and direct marketing related businesses.

Our principal offices are located in Spokane, Washington USA.

Student Ambassador Programs

Our Student Ambassador Programs provide an educational opportunity for students in grade school, middle school and high school to travel to one or more foreign countries or domestically, to learn about the history, government, economy and culture of such countries. We market our Student Ambassador Programs through a combination of direct mail and local informational meetings primarily from August through November. Our representatives review candidate applications and conduct selection interviews throughout the country. Accepted applicants participate in orientation meetings to prepare for their educational travel programs.

Our Student Ambassador Program delegations depart primarily during the summer months, June through August, and generally travel for approximately 14 to 23 days, during which time each delegation visits one or more countries. Each delegation generally consists of approximately 30 to 40 students and is accompanied by several teachers and local delegation leaders/guides in each country who assist the delegations for the duration of each program. Teachers and students comprising a delegation generally come from the same locale.

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

Delegates in the Sports Ambassador Programs depart during the summer months, June through August, and travel for approximately nine to fourteen days. Teams are formed based on gender and age, and most teams comprise athletes from several different states. During a three to four day training camp, all athletes participate in an individual skill assessment, after which rosters are formed to ensure balanced and competitive teams. After the formation of rosters, the rest of the training camp focuses on team practice and fundamentals in preparation for the ensuing tournament competition. In each tournament, we have contracts with overseas tournament organizers to provide day-to-day coordination and oversight of the programs. Additionally, athletes participate in sports nutrition, psychology, leadership, physical training, and international cultural excursions.

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

Student Leader Programs

Our Student Leader Programs provide the opportunity for motivated students with academic promise, leadership potential and a desire to serve their communities to travel domestically and internationally to exchange ideas with renowned speakers, field specific experts, professional educators and their peers. This program is specifically designed for students in middle school and high school. In addition to the academic coursework, delegates engage in specially designed team-building and leadership-building exercises.

We market the Student Leader Programs through a direct mail marketing effort throughout the year, and they travel throughout the year for approximately seven to ten days. They include group discussions, workshops, educational meetings and other social and recreational activities. Programs originate from our internal marketing and research staff, who identify academic topics, speakers and facilitators. During 2005 we began to organize and operate all activities of most of our Student Leader Programs, including speakers, facilitators, events, accommodations and transportation. Previously, these activities were provided by outside vendors.

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

Professional Ambassador Programs

Our Professional Ambassador Programs provide professionals with common interests the opportunity to travel abroad to meet and exchange ideas with foreign citizens who have similar backgrounds, interests or professions. Professional Ambassador Programs are developed and travel throughout the year. Direct mail invitations are sent to candidate delegates approximately six to eight months prior to the travel period for the delegation. Each program is designed to meet the interests of the individual delegates, and travel for eight to twelve days, with an optional additional cultural exchange following each program. Programs originate from our internal development and research staff, who identify potential delegation topics and leaders. Professional programs have been conducted in such areas as agriculture, economics, education, law, medicine and science. Many of our professional programs provide continuing educational credit for the delegates as part of the program experience. Continuing education credits are granted through alliances with professional and academic institutions, including the American College of Medical Quality, the University of Pittsburgh, the American Bar Association, many state bar associations and other professional associations and societies.

We believe that our Professional Ambassador Programs provide delegates with enriching experiences and deeper understandings of foreign cultures and people than visits arranged independently or through travel agencies. Unlike travel programs provided by travel agencies, these professional exchanges are intended largely as working programs, with a significant amount of the participant’s time involved in organized meetings, seminars and round-table discussions with their foreign counterparts, visits to major foreign facilities and institutions, and informal gatherings with foreign counterparts. Each program is led by a delegation leader chosen by us based upon his or her recognition in the field and expertise regarding the special focus of the particular program.

Academic Accreditation

Since 2004, we have been academically accredited through the Northwest Association of Accredited Schools. We developed the Washington School of World Studies to provide an opportunity for middle school, junior high and high school students to earn academic credit through their participation in the Student Ambassador Programs, Sports Ambassador Programs or Student Leader Programs. The courses offered by the Washington School of World Studies emphasize the total learning experience of the participant while preparing for and participating in the selected program. In addition to elective academic credit, students are eligible to earn service learning credits on select programs after successfully completing the course requirements.

Our delegates are also able to earn academic credit through Eastern Washington University’s Eisenhower Center (“EWU”). Student Ambassadors in grades nine through 12 may enroll in EWU courses and earn up to 12 credits. In addition, Student Ambassadors in grades seven and eight are eligible to earn one credit per course. Between 1980 and 2006, Student Ambassadors transferred more than 41,300 college credits from EWU to the university of their choice.

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

Service Marks

We have registered or applied for a variety of service and trademarks, including, but not limited to, the names “People to People Ambassador Programs,” “Ambassador Programs,” “Initiative for Understanding,” “People to People Student Ambassador Programs,” “People to People Sports Ambassador Programs,” and “World Leadership Forum.” In addition, we have the right, subject to certain exceptions, to use People to People’s name, service mark and logo for use in our marketing. We believe that the strength of our service and trademarks is valuable to our business and intend to continue to protect and promote our marks as appropriate. We believe that our business is not overly dependent upon any one trademark or service mark.

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

Employees

On December 31, 2006, we employed 273 employees, of which 249 were full-time employees. Of our full-time employees, 240 are located in Spokane, Washington and six are located in Washington, DC. We have 204 full-time employees engaged in selling and marketing and 45 full-time employees in general and administrative positions. We also employ a temporary workforce on a seasonal basis to assist with our direct marketing efforts in recognition of the fact that our travel programs are seasonal in nature. None of our employees are subject to collective bargaining agreements or are represented by a union. We believe that our labor relations are good.

Competition

The travel industry and the educational segment within the travel industry are highly competitive. Our Student Ambassador Programs, Sport Ambassador Programs, and Student Leader Programs compete with similar educational travel programs operated by other individuals and organizations, as well as independent programs organized and sponsored by local teachers with the assistance of local travel agents. Our Sports Ambassador Programs also compete with independent organizations, which coordinate and travel already intact teams for international competition. Professional Ambassador Programs compete with independent professional associations that sponsor and organize their own travel programs through the assistance of local travel agents, and other organizations that design travel programs and continuing professional education for adults.

We believe that the principal basis of competition in the educational segment of the market is the quality and uniqueness of the educational program offered, customer service, safety, reputation and program cost. We believe that our 40 years of experience organizing student and professional educational programs and established relationships with public officials, organizations and residents in countries where we provide programs, as well as our agreements with People to People, allow us to provide an educational opportunity that is not easily duplicated by competitors’ programs.

We believe the barriers to entry are relatively low for any future competitors. Certain organizations engaged in the travel business could have substantially greater financial, marketing and sales resources than we do. There can be no assurance that our present or future competitors will not exert significant competitive pressures on us in the future.

Available Information

We are subject to the informational requirements of the Exchange Act that require us to file reports, proxy and information statements, and other information with the SEC. The public may read and copy our filings at the SEC’s Public Reference Room 100 F. Street, N.E., Washington, D.C. 20549. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.  Similarly, we maintain a website at www.AmbassadorsGroup.com. On this website, we make available our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practical after, or on the same day as, such material is electronically filed with or furnished to the SEC. We make these available free of charge.

BUSINESS STRATEGY

We believe that high quality programs and exceptional customer service are and will remain key elements of our success. Our strategy is to maintain quality standards while increasing the volume of business. To grow the business, we intend to (i) expand the marketing and travel volume of existing student, sport, student leader and professional educational travel programs, (ii) introduce new student, sport, student leader and professional travel programs independently and through strategic alliances, and (iii) pursue acquisition opportunities.

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

The continued U.S. military presence as a result from the war in Iraq has affected and will continue to affect the travel industry, the markets in which we operate, and our operations and profitability. The potential and long-term effects are uncertain for our customers, the market for our Common Stock, the markets for our services, the strength of the U.S. dollar and the U.S. economy. In the past, we have experienced increased cancellations for our travel programs. We have also experienced a weakened U.S.dollar, the negative effect of which will cost us more to travel delegates abroad.

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

Seasonality; Fluctuations in Quarterly Results

Our business is highly seasonal. The majority of our travel programs are scheduled in June and July of each year, and we anticipate that this trend will continue for the foreseeable future. We recognize gross program receipts, revenues and program pass-through expenses upon the departure of our program delegates for the majority of our programs. Substantially all of our operating income is generated in the second and third quarters, which historically has offset the operating losses incurred during the rest of the year. Annual results would be adversely affected if our revenues were to be substantially below seasonal norms during the second and third quarters of the year. Furthermore, our operating results may fluctuate as a result of many factors, including the mix of student, sports, student leader and professional programs and program destinations offered by us and our competitors, the introduction and acceptance of new programs and program enhancements by us and our competitors, timing of program completions, cancellation rates, competitive conditions in the industry, marketing expenses, extreme weather conditions, international or domestic conflicts, timing of and costs related to acquisitions, changes in relationships with certain travel providers, economic factors and other considerations affecting travel. As a result of the foregoing, annual or quarterly operating results may be below the expectations of public market analysts and investors. In such event, the price of our Common Stock could be materially and adversely affected.

Competition

The travel industry in general and the educational segment of the travel industry is highly competitive and has relatively low barriers to entry. We compete with other companies that provide similar educational travel programs for students and athletes, as well as independent programs organized and sponsored by local teachers and coaches with the assistance of local travel agents. People to People, under the terms of its agreement with us, reserves the right to offer programs to college students for studies abroad and to grant other entities which we compete with, the right to use the People to People name in connection with People to People’s professional education and sports programs. In general, our Professional Ambassador Programs compete with independent professional organizations that sponsor and organize their own travel programs through the assistance of local travel agents, and other organizations that offer travel programs and continuing education credits for adults. Some of our competitors are larger and have greater brand name recognition and financial resources than we do. There can be no assurance that we will be able to compete successfully, and the failure to compete successfully may have a material adverse affect on our business, financial condition, cash flows and results of operations.

Dependence on “People to People”

Our agreements with People to People give us the exclusive right to develop and conduct programs for kindergarten through high school students using the People to People name, and the non-exclusive right to develop and conduct programs for professionals, college students and athletes using the People to People name. Our agreements with People to People, however, allow People to People to continue to conduct college and professional seminars and internship programs and to develop other sports and professional programs. Our agreements with People to People expire in 2010 and, at our election, may be further extended through 2020. We believe that we derive benefit from our ability to market our programs using the People to People name. If our agreements with People to People were terminated or if we were unable to use the People to People name to market new programs or destinations, we could have a material adverse affect on our business, financial condition, cash flows and results of operations. Similarly, if our relationship with People to People is disrupted or is adversely impacted because People to People experiences interruption, delay or ceases operations in the future for any reason, our business could be harmed and our stock price may decline.

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

Growth, Acquisitions and Alliances

Our performance is dependent on our ability to grow our business and expand the marketing and travel volume of our youth, sports, student leader and professional travel programs. In addition, our ability to grow is dependent on our ability to acquire or enter into strategic alliances. Failure of growth strategies could have a material adverse affect on our business, financial condition, cash flows and results of operations.

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

Item 1B.           Unresolved Staff Comments

None.

Item 2.           Properties

Our principal offices, consisting of approximately 48,000 square feet, are located in Spokane, Washington, and are occupied pursuant to a lease that expires December 31, 2009. The lease currently provides for monthly rental payments of approximately $37,000. We expect to vacate the property in 2007 and will consider alternatives for subletting to a third party for the duration of the lease. We occupy additional space totaling approximately 4,800 square feet in Spokane, Washington, primarily for storage of corporate records. The lease term expires December 31, 2009. Current monthly rent is approximately $1,000 per month. During 2007, we expect to vacate the property.

We occupy additional office space totaling approximately 11,000 square feet in Spokane, Washington, pursuant to a lease which expired December 31, 2006 but will continue month to month during 2007. Current monthly rent is approximately $4,700 per month. During 2007, we expect to vacate the property.

We also occupy office space totaling approximately 2,400 square feet in Arlington, Virginia pursuant to a lease which expires April 30, 2011. Current monthly rent is approximately $5,575 per month, with increases specified in the lease.

We are in the process of building a corporate office in Spokane, Washington, increasing the size of our corporate offices and mailhouse facilities. We expect to fully occupy the office in late 2007. We believe that we will be able to meet our future facility needs.

Item 3.           Legal Proceedings

We are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to our business, the outcome of which we believe will not have a material adverse affect on our business, financial condition, cash flows or results of operations.

Item 4.           Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2006.

 PART II

Item 5.           Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities

Market Information

Our Common Stock has been traded on The Nasdaq Stock Market under the symbol “EPAX” since March 1, 2002. Prior to March 1, 2002, there was no public trading market for our equity securities. On September 15, 2005, our stock split two-for-one, doubling our shares of Common Stock outstanding. The stock split was implemented in the form of a 100 percent stock dividend, payable on September 15, 2005 to shareholders of record on August 31, 2005.

As of March 6, 2007, the last reported sale price of our Common Stock was $31.54. The following table sets forth the high and low sale prices of a share of our Common Stock as reported on The Nasdaq Stock Market on a quarterly basis for our fiscal years ended December 31, 2006 and 2005. The high and low sale prices for 2005 have been adjusted to reflect the affect of the September 15, 2005 two-for-one stock split.

	High	Low
Quarter ended March 31, 2006	$27.11	$23.25
Quarter ended June 30, 2006	$30.36	$24.99
Quarter ended September 30, 2006	$29.46	$24.83
Quarter ended December 31, 2006	$30.87	$25.71

Quarter ended March 31, 2005	$18.11	$16.48
Quarter ended June 30, 2005	$19.63	$15.99
Quarter ended September 30, 2005	$23.31	$18.47
Quarter ended December 31, 2005	$26.89	$19.14

Performance Graph

The following graph compares our cumulative total shareholder return with The Nasdaq Stock Market Index and The Russell 2000 Index. The graph assumes that $100 was invested on March 1, 2002 (the first trading day for our Common Stock) in our Common Stock and in each of the indexes mentioned above and that all dividends were reinvested.

The performance graph is being furnished by us and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed to be incorporated by reference in any filing under the Act, or the Exchange Act.

Holders of Record

As of March 6, 2007, there were approximately 63 holders of record of our Common Stock. This number does not include beneficial owners holding shares through nominee or street name.

Dividends

In November 2003, the Board of Directors initiated a dividend policy, payable on a quarterly basis. Each quarter, our Board of Directors reviews the dividend payment assessing the amount, timing and alignment with its strategic direction.

On August 12, 2005, our Board of Directors declared a two-for-one stock split of our Common Stock in the form of a 100 percent common stock dividend, payable on September 15, 2005 to shareholders of record on August 31, 2005.

From February 2005 through February 2007, our Board of Directors declared the following dividend payments:

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 11, 2005	February 28, 2005	March 15, 2005	$0.065
May 13, 2005	May 30, 2005	June 14, 2005	$0.065
August 12, 2005	August 26, 2005	September 9, 2005	$0.065
November 11, 2005	November 28, 2005	December 13, 2005	$0.085
February 17, 2006	March 3, 2006	March 17, 2006	$0.085
May 4, 2006	May 22, 2006	June 6, 2006	$0.085
August 11, 2006	August 25, 2006	September 8, 2006	$0.085
November 9, 2006	November 24, 2006	December 8, 2006	$0.115
February 15, 2007	March 1, 2007	March 15, 2007	$0.115

Transfer Agent and Registrar

Mellon Investor Services LLC serves as transfer agent and registrar of our Common Stock.

Equity Compensation Plan Information

The following tables provide information as of December 31, 2006 about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans.
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,753,363	$ 9.79	781,255
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,753,363	$ 9.79	781,255

Issuer Purchases of Equity Securities

On May 18, 2004, our Board of Directors authorized the repurchase of up to $5.0 million of our Common Stock in the open market or through private transactions. On August 12, 2005 and November 9, 2006, our Board of Directors increased the authorized Common Stock repurchase plan amounts to $14.0 million and to $25.0 million, respectively. During the quarter ended December 31, 2006, we repurchased 279,400 shares of our Common Stock for $7.7 million. Since inception, we have repurchased approximately 788,400 shares of our Common Stock, adjusted to reflect the effect of our two-for-one stock split of our Common Stock, for an approximate total of $16.9 million. As of December 31, 2006, approximately $8.1 million remained available for repurchase under the plan.

Independent of this share repurchase plan, during the first quarter 2007, our board of directors approved a single repurchase of 1.2 million shares of common stock for approximately $33.0 million.

The following is a summary of issuer purchases of equity securities during the quarter ended December 31, 2006:
				Maximum Number
			Total Number of	(or Approximate
			Shares	Dollar Value) of
			Purchased as	Shares that May Yet
	Total Number	Average	Part of Publicly	Be
	Of	Price	Announced	Purchased Under
	Shares	Paid per	Plans or	the Plans or
Period	Purchased	Share	Programs	Programs
Amount available for repurchase at September 30, 2006				$4,814,732
October 1 - October 31, 2006	55,700	$27.61	55,700	3,276,977
November 1 - November 30, 2006	180,600	27.51	180,600	9,309,017
December 1 - December 31, 2006	43,400	27.78	43,400	8,103,240
	279,700	$27.57	279,700	$8,103,240

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2006, no equity securities were sold by us that were not registered under the Act.

Item 6.           Selected Financial Data

This section presents our historical financial data which should be read carefully with the financial statements included in this Form 10-K, including the notes to the consolidated financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The statement of operations data for each of the years in the three-year period ended December 31, 2006, and the balance sheet data as of December 31, 2006 and 2005 have been derived from audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2003 and 2002 and the balance sheet data as of December 31, 2003 and 2002 have been derived from the audited financial statements, which are not included in this Form 10-K. The financial data for the period January 1, 2002 through February 28, 2002, have been carved out from the consolidated financial statements of International using the historical operating results and historical bases of the assets and liabilities of International’s business, which we comprised. Historical results are not necessarily indicative of future results.

	December 31,
	2006(C)	2005	2004	2003	2002(D)
	(in thousands, except per share data)
Statement of Operations data:
Net revenue, non-directly delivered programs (A)	$69,554	$64,321	$51,824	$37,665	$36,090
Gross revenue, directly delivered programs	$19,401	$4,969	$—	$—	$—
Total revenue	$88,955	$69,290	$51,824	$37,665	$36,090
Cost of sales, directly delivered programs	$11,473	$2,841	$—	$—	$—
Gross margin	$77,482	$66,449	$51,824	$37,665	$36,090
Selling and marketing expenses	$31,638	$27,574	$22,616	$18,534	$15,632
General and administrative expenses	$11,721	$8,185	$6,537	$4,566	$5,131
Operating income	$34,123	$30,690	$22,671	$14,565	$15,327
Operating margin	44%	46%	44%	39%	42%
Net income	$26,692	$22,410	$15,647	$10,154	$10,798
Earnings per share - basic (B)	$1.30	$1.10	$0.78	$0.51	$0.55
Earnings per share - diluted (B)	$1.25	$1.05	$0.75	$0.50	$0.53

		December 31,
	2006(C)	2005	2004	2003	2002(D)
	(in thousands, except per share data)
Balance sheet data:
Cash, cash equivalents and available-for-sale securities	$133,134	$116,604	$87,557	$67,525	$51,399
Total assets	$153,953	$125,046	$97,516	$79,321	$58,517
Total stockholders’ equity	$84,047	$66,502	$49,501	$40,809	$27,860
Other key financial measures:
Cash flow from operating activities	$37,207	$37,792	$27,906	$17,255	$21,382
Cash flow used in investing activities	$(12,923)	$(15,592)	$(22,830)	$(10,749)	$(13,354)
Cash dividends declared and paid	$(7,655)	$(5,729)	$(4,630)	$(1,100)	$—
Cash dividends declared and paid, per common share	$0.37	$0.28	$0.23	$0.06	$—
Cash flow (used in) from financing activities	$(14,416)	$(6,320)	$(5,825)	$34	$(9,668)
Deployable cash (E1)	$67,947	$61,939	$43,180	$32,903	$22,773
Free cash flow (E2)	$30,752	$35,532	$25,999	$42,197	$21,184
Return on adjusted equity (E3)	36%	39%	37%	32%	42%

(A)
Net revenues are a function of gross program receipts from non-directly delivered programs, less program pass-through expenses from non-directly delivered programs. Program pass-through expenses include all direct costs associated with our programs, including, but not limited to, costs related to airfare, hotels, meals, ground transportation, guides, professional exchanges and changes in currency exchange rates. Gross revenues, directly delivered programs are a function of the gross program receipts for those programs we directly organize and operate, including all activities such as speakers, facilitators, events, accommodations and transportation. Gross program receipts for both directly delivered and non-directly delivered programs during the years ended December 31, 2006, 2005, 2004, 2003 and 2002 were $219.5 million, $180.0 million, $147.1 million, $108.6 million, and $97.1 million, respectively. Gross margin as a percent of gross program receipts during the years ended December 31, 2006, 2005, 2004, 2003, and 2002 were 35%, 37%, 35%, 35%, and 37%, respectively.

(B)
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

During September 2005, we implemented a two-for-one stock split in the form of a 100 percent stock dividend. The earnings per share calculations for all periods presented reflect the increase in the number of shares of Common Stock outstanding as a result of the stock split.

(C)	We adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of January 1, 2006.
During 2006, stock option expense was $1.3 million, and $2.3 million excess tax benefit from stock based compensation is included in net cash provided by operating activities and net cash used in financing activities.

(D)
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

(E)	Non-GAAP Financial Measures

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

(E1) Deployable Cash Reconciliation (in thousands)

	December 31,
	2006	2005	2004	2003	2002
Cash and cash equivalents and available-for-sale securities	$133,134	$116,604	$87,557	$67,525	$51,399
Prepaid program costs and expenses	3,786	1,596	2,461	1,608	1,516
Less: accounts payable	(2,941)	(2,540)	(1,390)	(2,599)	(2,181)
Less: accrued expenses and other short-term liabilities (excluding deferred taxes)	(5,190)	(6,078)	(6,693)	(5,260)	(2,060)
Less: participant deposits	(60,651)	(47,463)	(38,608)	(28,220)	(25,901)
Less: current portion of long-term capital lease	(191)	(180)	(147)	(151)	—
Total deployable cash	$67,947	$61,939	$43,180	$32,903	$22,773

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

(E2) Free Cash Flow Reconciliation (in thousands)

	December 31,
	2006	2005	2004	2003	2002
Cash flow from operations as reported	$37,207	$37,792	$27,906	$17,255	$21,382
Purchase of property and equipment	(6,455)	(2,260)	(1,907)	(1,057)	(198)
Free cash flow	$30,752	$35,532	$25,999	$16,198	$21,184

Free cash flow is a non-GAAP cash flow measure. Free cash flow is calculated as cash flow from operations less purchase of property and equipment.  Management believes this non-GAAP measure is useful to investors in understanding the cash generated within a calendar year for future use in operations.

(E3) Return on Adjusted Stockholders’ Equity Reconciliation (in thousands except return percentages)

	December 31,
	2006	2005	2004	2003	2002
Stockholders’ equity at January 1, as reported	$66,502	$49,501	$40,809	$27,860	$24,839
Less: other comprehensive income (loss) at January 1	(1,396)	1,645	3,451	1,155	(340)
Plus: stockholders’ equity at December 31, as reported	84,047	66,502	49,501	40,809	27,860
Less: other comprehensive income (loss) at December 31	1,636	(1,396)	1,645	3,451	1,155
Average adjusted stockholders’ equity (the sum of the above divided by two)	$75,155	$57,877	$42,607	$32,032	$25,942
Net income	$26,692	$22,410	$15,647	$10,154	$10,798
Return on adjusted equity	36%	39%	37%	32%	42%

Return on adjusted equity is a non-GAAP operating result. Average adjusted equity is calculated as the average of stockholders’ equity at January 1 less other comprehensive income at January 1 and stockholders’ equity at December 31 less other comprehensive income at December 31.  Other comprehensive income is excluded from the calculation as it represents the fair value of foreign exchange contracts designated as cash flow hedges.  As management fully intends to use the foreign exchange contracts for their stated purpose, the amounts related to the market valuation of these cash flow hedges do not reflect the equity generated from past performance, which has been reinvested in our Company.  We believe this non-GAAP measure is useful to investors in understanding the performance of equity maintained in the business from past earnings net of any dividends distributed to stockholders and share repurchases.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with the selected consolidated financial data and our consolidated financial statements and the notes thereto included in this Annual Report.

Executive Overview

We are a leading educational travel company that organizes and promotes international and domestic programs for students, athletes and professionals. Youth programs provide opportunities for grade school, middle school and high school students to learn about the history, government, economy and culture of the foreign and domestic destinations they visit as well as for middle and high school athletes to participate in international sports challenges. Our student leader programs provide educational opportunities for middle school and high school students to learn leadership, government, college admissions and community involvement skills at domestic destinations. Our professional programs emphasize meetings and seminars between delegates and persons in similar professions abroad.

We were founded in 1967, were reincorporated in Delaware in 1995, and operated as Ambassadors Education Group, a wholly owned subsidiary of International until February 2002, at which time we spun off to operate as an independent stand-alone company beginning in March, 2002. Since then, our Common Stock has traded on The Nasdaq Stock Market under the ticker symbol “EPAX.” The consolidated financial statements include the accounts of Ambassadors Group, Inc., and our wholly owned subsidiaries, Ambassador Programs, Inc., Ambassadors Specialty Group, Inc., and Ambassadors Unlimited, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Program Revenue and Accounting Structure

Revenue from non-directly delivered programs is presented as net revenue and recognized as the program convenes. For these programs, we do not actively deliver the operations of each program, and our remaining performance obligation for these programs after they convene is perfunctory. For certain programs, however, we organize and operate all activities including speakers, facilitators, events, accommodations and transportation. As such, we recognize the gross revenue and cost of sales of these directly delivered programs over the period the programs are being delivered.

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

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages that certain income and expense items bear to consolidated gross margin.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(% of net revenue)
Gross margin	100%	100%	100%	100%	100%
Selling and marketing	41	41	44	49	43
General and administrative expenses	15	12	13	12	14
Operating income	44	46	44	39	43
Other income	6	4	2	2	3
Income before tax	50	50	46	41	45
Income tax provision	16	16	16	14	15
Net income	34%	34%	30%	27%	30%

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

During 2006, we traveled 43,075 delegates compared to approximately 37,800 delegates in 2005. Gross margin increased 17 percent, to $77.5 million from $66.4 million in 2005. The $11.0 million increase is primarily due to the 14 percent increase in delegates traveled during the year.

Our policy is to expense all selling and marketing costs as incurred. Selling and marketing expenses were $31.6 million and $27.6 million for the years ended December 31, 2006 and 2005, respectively. The $4.1 million increase is primarily the result of $1.0 million additional personnel costs and $1.8 million in selling support functions to support larger volume of delegates, $1.3 million increased marketing efforts towards 2007 travel programs. As a percent of gross margin, selling and marketing expenses were consistently 41 percent during 2006 and 2005.

General and administrative expenses increased to $11.7 million for the year ended December 31, 2006 from $8.2 million for the year ended December 31, 2005. The $3.5 million increase is primarily the result of $1.6 million of additional personnel costs supporting our additional delegate base combined with $1.3 million of stock option compensation expense recorded during 2006 with the implementation of SFAS 123(R). As a percent of gross margin, general and administrative expenses increased to 15 percent in 2006 from 12 percent in 2005.

For the year ended December 31, 2006, we increased our operating income to $34.1 million from $30.7 million for the year ended December 31, 2005. Operating income as a percent of gross margin decreased to 44 percent for 2006 from 46 percent in 2005.

Other income consisted primarily of interest income generated by our cash, cash equivalents and available-for-sale securities. We realized interest and dividend income of $4.7 million in the year ended December 31, 2006, compared to $2.6 million in the year ended December 31, 2005. The increase in interest and dividend income is related to higher cash balances held and increased interest rates during 2006. In 2006 and 2005, the average rate of return was 3.3 percent and 2.4 percent, respectively.

For the year ended December 31, 2006, income before income taxes was $38.9 million in comparison to income before income taxes of $33.3 million for the year ended December 31, 2005.

We recorded an income tax provision of approximately $12.2 million for the year ended December 31, 2006, in comparison to $10.9 million for the year ended December 31, 2005. Our effective tax rate was 31.3 percent and 32.8 percent for the years ended December 31, 2006 and 2005, respectively. The decrease in the effective rate from 2005 was primarily the result of higher interest earned from tax exempt securities.

Net income increased to $26.7 million for the year ended December 31, 2006 from $22.4 million for the year ended December 31, 2005.

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

During 2005, we traveled more than 37,800 delegates compared to approximately 31,000 delegates in 2004, an increase of 22 percent. Gross profit increased 28 percent, to $66.4 million from $51.8 million in 2004. The $14.6 million increase is primarily the result of traveling additional delegates mentioned above, combined with the affect of traveling efficient group sizes, negotiating savings within program pass through expenses, and the benefits associated with receiving a reprieve of certain goods and services tax.

Our policy is to expense all selling and marketing costs as incurred. Selling and marketing expenses were $27.6 million and $22.6 million for the years ended December 31, 2005 and 2004, respectively. The $5.0 million increase is primarily the result of $1.3 million additional personnel costs to support the larger volume of delegates and $2.7 million of increased marketing efforts toward 2006 and 2007 travel programs. As a percent of net revenue, selling and marketing costs decreased from 44 percent in 2004 to 41 percent in 2005.

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

Liquidity and Capital Resources

At December 31, 2006, we had approximately $133.1 million of cash, cash equivalents, and available-for-sale securities, which included program participant funds of approximately $60.7 million. At December 31, 2005, we had approximately $116.6 million of cash and cash equivalents, restricted cash, and available-for-sale securities, which included program participant funds of $47.5 million.

Net cash provided by operations for the years ended December 31, 2006 and 2005 was approximately $37.2 million and $37.8 million, respectively. The $0.6 million decrease in operating cash flows between the years ending December 31, 2006 and 2005, primarily results from a $4.3 million increase in earnings, the effect of stock based compensation expense and excess tax benefit during 2006, $4.3 million in increased participant fund balances year over year, and the net effect of certain payment timing for programs traveled or to be traveled.

Net cash used in investing activities for the years ended December 31, 2006 and 2005 was $12.9 million and $15.6 million, respectively. The $2.7 million decrease year over year resulted from a $6.8 million decrease in net purchases of available-for-sale investments and a $4.2 million increase in purchases of property, plant and equipment during 2006. The increase in property, plant and equipment was primarily due to the construction of our new headquarters to be occupied in 2007.

Net cash used in financing activities was $14.4 million in the year ending December 31, 2006 and $6.3 million during the year ending December 31, 2005. The net change in financing activities was a result of three factors: an increase of $1.9 million used for cash dividends to our shareholders, a $7.0 million increase in cash used for the repurchase of our Common Stock, offset by a decrease of $1.6 million received from the proceeds of stock option exercises and the effects of excess tax benefit from stock based compensation in 2006. During 2006, we paid $7.7 million in cash dividends and used $10.7 million for stock repurchases. As of March 6, 2007, we deployed $35.6 million for the repurchase of Common Stock since December 31, 2006.

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

Our business is not capital intensive. However, we do retain funds for operating purposes in order to conduct sales and marketing efforts for future programs, and progress on our new headquarters continues as planned. As of December 31, 2006, we capitalized $7.5 million of the less than $20 million total project costs. We plan on funding the remaining project costs with currently available cash, cash equivalents, and available-for-sale securities during 2007.

 We continue to consider acquisitions of educational, travel and youth businesses that may require the use of cash and cash equivalents. No such acquisitions are currently pending and no assurance can be given that definitive agreements for any such acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to us.
We do not have any material capital expenditure commitments for 2006, not already presented within our financial statements or discussed in our current report on Form 8-K filed on September 29, 2006. We believe that existing cash and cash equivalents and cash flows from operations will be sufficient to fund our anticipated operating needs and capital expenditures through 2007.

Other than capital leases, we have no long-term debt or purchase obligations as of December 31, 2006. The following table presents the maturities of our contractual cash obligations as of December 31, 2006 (in thousands), excluding normal accounts payable and accrued expenses:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years
Operating leases	$1,971	$742	$1,229	$—
Capital lease	407	211	196	—
Total	$2,378	$953	$1,425	$—

Market Risk

The following table summarizes the financial instruments other than derivative financial instruments held by us at December 31, 2006 and 2005, which are sensitive to changes in interest rates. This table presents principal cash flows for available-for-sale securities by contractual maturity date and the related average interest rate and fair value (in thousands):

	December 31, 2006				December 31, 2005
	2007	2008	Total	Fair Value	Total	Fair Value
U.S. govt. and agency obligations	$54,155	$40,142	$94,297	$94,297	$89,688	$89,688
Corporate obligations	$2,053	$—	$2,053	$2,053	—	—
Interest rate	3.70%	3.53%	3.65%	—	2.41%	—

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

The table below provides information about our derivative financial instruments that are sensitive to foreign currency exchange rates. For foreign currency forward exchange agreements, the table presents the notional amounts and weighted average exchange rates. All contracts held as of December 31, 2006 mature in 2007. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. None of these contracts is entered into for trading purposes.

At December 31, 2006 and 2005, we had outstanding forward contracts as follows (in thousands):

	Notional Amount	U.S. Dollar Average Contractual Exchange Rate

December 31, 2006
Forward contracts (pay $U.S./receive foreign currency):
Australian dollar	14,000	$0.73
British pound	3,510	$1.75
Canadian dollar	1,080	$0.90
Euro	16,550	$1.26
Japanese yen	225,000	$0.01
New Zealand dollar	4,500	$0.66

Forward contracts with variable option (pay $U.S./receive foreign currency):
Australian dollar	15,640	$0.72
British pound	3,780	$1.85
Canadian dollar	440	$0.91
Euro	8,950	$1.29
Japanese yen	170,500	$0.01

December 31, 2005
Forward contracts (pay $U.S./receive foreign currency):
Australian dollar	15,500	$0.75
British pound	5,100	$1.81
Canadian dollar	800	$0.83
Euro	18,850	$1.26
Japanese yen	304,000	$0.01
South African rand	2,100	$0.16
New Zealand dollar	5,450	$0.68

Forward contracts with variable option (pay $U.S./receive foreign currency):
Australian dollar	12,710	$0.77
British pound	4,640	$1.85
Canadian dollar	374	$0.83
Euro	12,510	$1.25
Japanese yen	56,100	$0.01
South African rand	642	$0.14
New Zealand dollar	2,210	$0.69

At December 31, 2006 and 2005, we had unrealized foreign currency gains and (losses) associated with these financial instruments of approximately $2.6 million and $(1.9) million, respectively.

Off Balance Sheet Arrangements

As of December 31, 2006, we had no off balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC.

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

Management evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis.  If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, the securities will be written down to current market value, resulting in a loss recorded in the income statement.  There were no investment securities that management identified to be other-than-temporarily impaired during the year ended December 31, 2006, because the decline in fair value was attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery in market price occurs, or until maturity.  Realized losses could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.

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

Revenue Recognition

For non-directly delivered programs, we do not actively manage the operations of each program, and our remaining performance obligation for these programs after they convene is perfunctory. Therefore, revenue from these programs is presented as net revenues and recognized as the program convenes.   For certain directly delivered programs, however, we organize and operate all activities including speakers, facilitators, events, accommodations and transportation. As such, we recognize the gross revenue and cost of sales of these directly delivered programs over the period the programs are operated.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109, Accounting for Income Taxes (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 is effective as of January 1, 2007. We do not expect its implementation to be material to our financial statements.

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

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, the end of the period covered by this Annual Report, our chief executive officer and chief financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure information required to be disclosed in our Annual Report filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is accumulated and communicated to our chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006. This evaluation was based on the framework in “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2006.

Our management’s assessment of the effectiveness of our Company’s internal control over financial reporting as of December 31, 2006 has been audited by BDO Seidman, LLP, an Independent Registered Public Accounting Firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

For the fiscal year ended December 31, 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Ambassadors Group, Inc.
Spokane, Washington

We have audited management's assessment, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, that Ambassadors Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Ambassadors Group, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Ambassadors Group, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Ambassadors Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ambassadors Group, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the years then ended  and our report dated March 8, 2007, expressed an unqualified opinion.

BDO Seidman, LLP

Spokane, Washington
March 8, 2007

Item 9B.  Other Information

None.

PART III

Item 10.	Directors , Executive Officers and Corporate Governance

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement for the fiscal year ended December 31, 2006, to be filed with the SEC on or about April 2, 2007.

Item 11.	Executive Compensation

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement for the fiscal year ended December 31, 2006, to be filed with the SEC on or about April 2, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement for the fiscal year ended December 31, 2006, to be filed with the SEC on or about April 2, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement for the fiscal year ended December 31, 2006, to be filed with the SEC on or about April 2, 2007.

Item 14.	Principal Accountant Fees and Services

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement for the fiscal year ended December 31, 2006, to be filed with the SEC on or about April 2, 2007.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report:

(1) Financial Statements. Please see the accompanying Index to Consolidated Financial Statements, which appears on page F-1 of the Annual Report. The Reports of Independent Registered Public Accounting Firms, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page F-2 of this report, are incorporated by reference into Item 8 above.

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

(c) Financial Statement Schedules.    Reference is made to Item 15(a)(2) above.

AMBASSADORS GROUP, INC.

Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Ambassadors Group, Inc.
Spokane, Washington

We have audited the accompanying consolidated balance sheets of Ambassadors Group, Inc. (the Company) as of December 31, 2006 and 2005 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ambassadors Group, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2007 expressed an unqualified opinion thereon.

BDO Seidman, LLP
Spokane, Washington
March 8, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Ambassadors Group, Inc.

In our opinion, the consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the year ended December 31, 2004 present fairly, in all material respects, the results of operations and cash flows of Ambassadors Group, Inc. for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Portland, Oregon
March 11, 2005

AMBASSADORS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$36,784	$26,916
Available-for-sale securities	96,350	89,688
Foreign currency exchange contracts	2,571	—
Deferred tax asset and other	675	955
Prepaid program costs and expenses	3,786	1,596
Total current assets	140,166	119,155
Property, plant and equipment, net	12,267	5,140
Deferred tax asset	1,328	584
Other long-term assets	192	167
Total assets	$153,953	$125,046

Liabilities
Current liabilities:
Accounts payable	$2,941	$2,540
Accrued expenses	3,922	3,482
Foreign currency exchange contracts	—	1,896
Participants’ deposits	60,651	47,463
Deferred tax liability	737	—
Other liabilities	1,268	2,596
Current portion of long-term capital lease	191	180
Total current liabilities	69,710	58,157
Long-term capital lease	196	387
Total liabilities	69,906	58,544
Commitments and contingencies (notes 3, 5 and 9)
Stockholders’ Equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 20,599,170 and 20,656,957 shares issued and outstanding at December 31, 2006 and 2005, respectively	205	206
Additional paid-in capital	15,619	20,142
Retained earnings	66,587	47,550
Accumulated other comprehensive income (loss)	1,636	(1,396)
Total stockholders’ equity	84,047	66,502
Total liabilities and stockholders’ equity	$153,953	$125,046
 The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(in thousands, except per share data)

Net revenue, non-directly delivered programs	$69,554	$64,321	$51,824
Gross revenue, directly delivered programs	19,401	4,969	—
Total revenue	88,955	69,290	51,824
Cost of sales, directly delivered programs	11,473	2,841	—
Gross margin	$77,482	$66,449	$51,824
Operating expenses:
Selling and marketing	31,638	27,574	22,616
General and administrative	11,721	8,185	6,537
	43,359	35,759	29,153
Operating income	34,123	30,690	22,671
Other income (expense):
Interest and dividend income	4,674	2,627	1,067
Other, net	81	21	(32)
	4,755	2,648	1,035
Income before income taxes	38,878	33,338	23,706
Income tax provision	12,186	10,928	8,059
Net income	$26,692	$22,410	$15,647

Earnings per share — basic and diluted:
Net income per share - basic	$1.30	$1.10	$0.78
Weighted-average common shares outstanding — basic	20,554	20,311	20,090
Net income per share - diluted	$1.25	$1.05	$0.75
Weighted-average common shares outstanding — diluted	21,393	21,312	20,898

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Net income	$26,692	$22,410	$15,647
Unrealized gain (loss) on foreign currency exchange contracts, net of income tax (provision) benefit of ($1,563), $1,550, and $884	2,904	(2,957)	(1,716)
Unrealized gain (loss) on available-for-sale securities, net of income tax benefit (provision) of ($66), $40, and $48	128	(84)	(90)
Comprehensive income	$29,724	$19,369	$13,841

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balances, December 31, 2003	20,028	$200	$17,306	$19,852	$3,451	$40,809
Net income	—	—	—	15,647	—	15,647
Stock options exercised	330	4	1,511	—	—	1,515
Excess tax benefit from stock-based compensation	—	—	489	—	—	489
Stock redemptions	(196)	(2)	(2,566)	—	—	(2,568)
Restricted stock grant	90	—	—	—	—	—
Amortization of unearned restricted stock compensation	—	—	45	—	—	45
Dividend to shareholders ($0.23 per share)	—	—	—	(4,630)	—	(4,630)
Other comprehensive income, net of income taxes	—	—	—	—	(1,806)	(1,806)
Balances, December 31, 2004	20,252	$202	$16,785	$30,869	$1,645	$49,501
Net income	—	—	—	22,410	—	22,410
Stock options exercised	548	5	3,323	—	—	3,328
Excess tax benefit from stock-based compensation	—	—	3,319	—	—	3,319
Stock redemptions	(193)	(1)	(3,740)	—	—	(3,741)
Restricted stock grant	50	—	—	—	—	—
Amortization of unearned restricted stock compensation	—	—	455	—	—	455
Dividend to shareholders ($0.28 per share)	—	—	—	(5,729)	—	(5,729)
Other comprehensive income, net of income taxes	—	—	—	—	(3,041)	(3,041)
Balances, December 31, 2005	20,657	$206	$20,142	$47,550	$(1,396)	$66,502
Net income	—	—	—	26,692	—	26,692
Stock options exercised	307	3	1,750	—	—	1,753
Stock -based compensation expense	—	—	2,057	—	—	2,057
Excess tax benefit from stock-based compensation	—	—	2,376	—	—	2,376
Stock redemptions	(400)	(4)	(10,706)	—	—	(10,710)
Restricted stock grant	35	—	—	—	—	—
Dividend to shareholders ($0.37 per share)	—	—	—	(7,655)	—	(7,655)
Other comprehensive income, net of income taxes	—	—	—	—	3,032	3,032
Balances, December 31, 2006	20,599	$205	$15,619	$66,587	$1,636	$84,047

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Years Ended December 31,
		2006	2005	2004
		(in thousands)
Cash flows from operating activities:
Net income		$26,692	$22,410	$15,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		1,447	1,175	962
Deferred income tax provision (benefit)		(748)	130	894
Stock-based compensation expense		2,057	455	45
Excess tax benefit from stock based compensation		(2,376)	—	—
Equity in earnings on investment		(25)	(11)	—
Change in assets and liabilities:
Other current assets		(608)	57	110
Prepaid program costs and expenses		(2,190)	865	(853)
Accounts payable, accrued expenses, and other liabilities		(230)	3,856	713
Participants’ deposits		13,188	8,855	10,388
Net cash provided by operating activities		37,207	37,792	27,906
Cash flows from investing activities:
Net purchase of available-for-sale securities		(6,468)	(13,296)	(20,919)
Purchase of property and equipment		(6,455)	(2,260)	(1,907)
Purchase of other investments		—	(36)	(4)
Net cash used in investing activities		(12,923)	(15,592)	(22,830)
Cash flows from financing activities:
Dividend payment to shareholders		(7,655)	(5,729)	(4,630)
Repurchase of common stock	Q	(10,710)	(3,741)	(2,568)
Proceeds from exercise of stock options		1,753	3,328	1,515
Excess tax benefit from stock based compensation		2,376	—	—
Capital lease payments		(180)	(178)	(142)
Net cash used in financing activities		(14,416)	(6,320)	(5,825)
Net increase (decrease) in cash and cash equivalents		9,868	15,880	(749)
Cash and cash equivalents, beginning of year		26,916	11,036	11,785
Cash and cash equivalents, end of year		$36,784	$26,916	$11,036

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

All of our assets are located in the United States. Our revenues as a percentage of total revenues were derived from travel programs conducted in the following geographic areas:

	Years Ended December 31,
	2006	2005	2004
South Pacific (primarily Australia and New Zealand)	26%	30%	34%
Europe	43%	46%	48%
Asia (primarily China)	13%	11%	4%
United States	13%	12%	9%
Other	5%	1%	5%

2.	Summary of Significant Accounting Policies

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable. We place our cash and temporary cash investments with high credit quality institutions. At times, such balances may be in excess of the federal depository insurance limit or may be on deposit at institutions which are not covered by this insurance. We believe that our primary trade accounts receivable credit risk exposure is limited as delegates are required to pay for their entire program tuition prior to the program departure.

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

We have a $1.8 million revolving credit facility for the purpose of issuing letters of credit to several airlines. The facility allows for letters of credit to be issued through December 2007. At December 31, 2006 and 2005, we had letters of credit outstanding of approximately $1.4 million and $1.3 million, respectively, under this facility. Additionally, at December 31, 2005, our restricted cash equivalents of $12,000 represent certificates of deposit issued in our name and held by an airline company as collateral for airfare purchase agreements.

Derivative Financial Instruments

We value all derivative instruments on our balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For qualifying cash flow hedge transactions in which we hedge the variability of cash flows related to a forecasted transaction, changes in the fair value of derivative instruments are reported in accumulated other comprehensive income. The gains and losses on the derivative instruments that are reported in accumulated other comprehensive income are reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges is recognized in the statements of operations as other income (expense). Unrealized gains and losses on foreign currency exchange contracts that are not qualifying cash flow hedges as defined by Statement of Financial Accounting Standards (“SFAS”) No. 133 are recognized in the statements of operations as other income (expense). All of our outstanding foreign currency exchange contracts at December 31, 2006 and 2005 qualify as cash flow hedges.

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

Management evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis.  If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, the securities will be written down to current market value, resulting in a loss recorded in the statement of operations.  There were no investment securities that management identified to be other-than-temporarily impaired during the years ended December 31, 2006 and 2005, because the decline in fair value was attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery in market price occurs, or until maturity.  Realized losses could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 Other Investments

During August 2003, we purchased a minority interest in a company. This company provides a one full day development activity for our delegates traveling in Europe and Australia. This investment is reported using the equity method. During August 2005, we purchased an investment in a safety awareness firm to support the education of and support of safe travel practices. This investment is reported using the cost method. These investments are included in other long term assets on the balance sheet.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Cost of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed currently. Major additions and betterments are capitalized. Depreciation and amortization are provided over the lesser of the estimated useful lives of the respective assets or the lease term (excluding extensions), using the straight-line method, generally three to seven years.

We perform reviews for the impairment of property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When property, plant and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in the statement of operations.

Goodwill

Goodwill totals approximately $70,000 at December 31, 2006 and 2005 and is included in other long term assets on the balance sheet. These assets are subject to estimates regarding future cash flows associated with prior business acquisitions. If expected cash flows do not occur as forecasted, an adjustment to the carrying value of goodwill would be charged to income in the period incurred.

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

Selling and Marketing Expenses

We expense all selling and marketing expenses as incurred.

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

Accounting for Stock Options and Restricted Grants

We maintain an Equity Participation Plan under which we have granted non-qualified stock options and restricted stock to employees, non-employee directors and consultants. Effective January 1, 2006, we adopted "Share Based Payment" (SFAS 123(R)) using the modified prospective method, and the fair value recognition provisions of the “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)”), using the alternative transition method. We elected to adopt the alternative transition method provided in FSP123(R)-3 for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional-paid-in-capital pool (“APIC pool”) related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Prior to 2006, we applied the disclosure-only provisions of  SFAS No. 123  as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” We measured compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” All of our stock options are granted at market value on the date of grant. Accordingly, no compensation expense was recognized in 2005 or 2004 for options related to the stock option plan. Restricted stock grants, however, are subject to a one or four year vesting period, and the fair values on issuance date of these grants were expensed on a straight line basis over the life of the grant.

Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those associated with investments, intangible assets, income taxes, foreign exchange contracts, and contingencies and litigation.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109, Accounting for Income Taxes (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 is effective as of January 1, 2007. We do not expect its implementation to be material to our financial statements.

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

The majority of our travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. Our processes include a program to provide a hedge against certain of these foreign currency risks, and we use forward contracts that allow us to acquire the foreign currency at a fixed price for a specified period of time. Some of the forward contracts include a variable component if a pre-determined trigger occurs prior to or at the maturity of the contract. All of the derivatives are cash flow hedges of forecasted transactions.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, the following forward contracts were outstanding (in thousands):

	Notional Amount	Matures
Forward contracts:
Australian dollar	14,000	January 2007 - May 2007
British pound	3,510	January 2007 - June 2007
Canadian dollar	1,080	January 2007 - April 2007
Euro	16,550	January 2007 - June 2007
Japanese yen	225,000	April 2007 - May 2007
New Zealand dollar	4,500	February 2007 - June 2007

Forward contracts with variable option:
Australian dollar	15,640	April 2007 - November 2007
British pound	3,780	May 2007 - July 2007
Canadian dollar	440	April 2007
Euro	8,950	April 2007 - May 2007
Japanese yen	170,500	May 2007 - July 2007

At December 31, 2006 and 2005, we recorded a net unrealized gain and (loss) of approximately $2.6 million and ($1.9) million, respectively, associated with these financial instruments. Unrealized gains on forward contracts recorded in other comprehensive income at December 31, 2006, which are expected to be reclassified to net revenue during the year ending December 31, 2007, are approximately $2.6 million.

Unrealized gains or losses associated with these transactions that qualify as cash flow hedges under SFAS No. 133 are reported in other comprehensive income. Any realized gains or losses associated with these transactions are recognized in our operations in the period the contracts are closed. The net unrealized gain (loss) reclassified to revenue from other accumulated comprehensive income for the years ended December 31, 2006, 2005 and 2004 was approximately ($1.3) million, $1.7 million and $3.1 million, respectively. Income tax (provision) benefit on the unrealized (loss) gain reclassified in 2006, 2005 and 2004 was approximately $0.6 million, $(0.8) million and $(1.6) million, respectively. We assess hedge ineffectiveness on a quarterly basis and record the gain or loss related to the ineffective portion in the statements of operations. During the years ended December 31, 2006, 2005, and 2004, there were no significant amounts recognized in income due to hedge ineffectiveness.

4.	Available-for-Sale Securities

At December 31, 2006 and 2005, the cost and estimated fair values of our available-for-sale securities in U.S. government and agency and corporate obligations were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value/ Carrying Value
December 31, 2006	$96,400	$—	$(50)	$96,350
December 31, 2005	$89,936	$—	$(248)	$89,688

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, the amortized cost and fair value of the available-for-sale securities, by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
Auction rate securities	$25,668	$25,668
One year or less	30,568	30,540
After one year through two years	40,164	40,142
	$96,400	$96,350

At December 31, 2005, the amortized cost and fair value of the available-for-sale securities, by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
Auction rate securities	$30,192	$30,192
One year or less	22,732	22,714
After one year through two years	37,012	36,782
	$89,936	$89,688

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

5.	Property, Plant and Equipment

Property, plant and equipment consists of the following (in thousands):

	December 31,
	2006	2005
Land	$1,817	$—
Construction in progress	5,735	—
Office furniture, fixtures and equipment	3,972	3,810
Computer equipment and software	7,492	6,680
Leasehold improvements	1,087	1,058
	20,103	11,548
Less accumulated depreciation and amortization	(7,836)	(6,408)
	$12,267	$5,140

Progress on our new headquarters continues as planned. As of December 31, 2006, we capitalized $7.6 million of the less than $20 million total project costs.

Depreciation and amortization expense on property and equipment of approximately $1.4 million, $1.2 million, $1.0 million, for the years ended December 31, 2006, 2005, and 2004, respectively, was included in the determination of net income. During 2006 and 2005, no property and equipment was written off. During 2004, approximately $1.9 million in fully depreciated property and equipment was written off.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Other Liabilities

During October 2003, we received a $3.1 million refund of monies previously paid to a foreign tax authority. It is currently unclear as to whether the refund is permanent and accordingly, we have recorded this refund as a liability on the balance sheet. On a quarterly basis, we adjust the liability for interest and any gain or loss on the currency exchange. During 2006, 2005, and 2004, $1.4 million, $1.1 million, and $0.4 million respectively, of the refund, excluding interest and foreign currency gains, was recognized into income as the uncertainty of potential repayment of this liability was eliminated. At December 31, 2006 and 2005, the remaining refund of $1.3 million and $2.6 million was included in other liabilities. We anticipate recognizing the remaining $1.3 million in operations during 2007.

7.	Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004
Current:	1
Federal	$12,843	$10,762	$7,147
State	91	36	18
Deferred	(748)	130	894
	$12,186	$10,928	$8,059

Components of the net deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2006
	Assets	Liabilities	Total
Amortization of goodwill and non-compete agreement	$1,162	$—	$1,162
Accrued vacation and compensation	147	—	147
Unrealized gain on foreign currency exchange contracts	—	(900)	(900)
Unrealized loss on available-for-sale securities	16	—	16
Depreciation	—	(687)	(687)
Stock Options	441	—	441
Restricted stock grants	412	—	412
Total temporary differences	$2,178	$(1,587)	$591

	December 31, 2005
	Assets	Liabilities	Total
Amortization of goodwill and non-compete agreement	$1,326	$—	$1,326
Accrued vacation and compensation	143	—	143
Unrealized loss on foreign currency exchange contracts	663	—	663
Unrealized loss on available-for-sale securities	82	—	82
Depreciation	—	(917)	(917)
Restricted stock grants	175	—	175
Total temporary differences	$2,389	$(917)	$1,472

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax provision differs from that computed using the federal statutory rate applied to income before income taxes as follows (in thousands):

	Years Ended December 31,
	2006 Amount	%	2005 Amount	%	2004 Amount	%
Provision at the federal statutory rate	$13,607	35.0%	$11,668	35.0%	$8,297	35.0%
Tax exempt interest	(1,564)	(4.0)	(877)	(2.6)	(350)	(1.5)
State income tax, net of federal benefit	59	0.1	23	0.1	12	0.1
Other	84	0.2	114	0.3	100	0.4
	$12,186	31.3%	$10,928	32.8%	$8,059	34.0%

8.	Capital Lease

We lease certain office equipment under a capital lease arrangement. The total cost of equipment under capital leases was $0.9 million and accumulated depreciation was $0.5 million and $0.4 million, respectively, at December 31, 2006 and 2005.  The following is a schedule of minimum lease payments required under the capital lease as of December 31, 2006 (in thousands):

Year Ended December 31,

2007	$211
2008	184
2009	12
407
Less amount representing interest	20
387
Less current portion	191
$196

At the end of the lease term, we have the option to purchase the equipment at fair market value.

9.	Commitments and Contingencies

We lease office facilities and office equipment under non-cancelable operating leases. At December 31, 2006, future minimum lease commitments were as follows (in thousands):

Year Ended December 31,

2007	$742
2008	707
2009	522
$1,971

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total rent expense for the years ended December 31, 2006, 2005, 2004, was approximately $0.8 million, $0.7 million, and $0.8 million, respectively.

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

Effective November 2001, we adopted the 2001 Equity Participation Plan (the “Plan”). The Plan provides for the grant of stock options, awards of restricted stock, performance or other awards or stock appreciation rights to our directors, key employees and consultants. The maximum number of shares which may be awarded under the Plan is 3.6 million shares, and approximately 0.8 million shares remain available for future issuance.

Under the terms of the Plan, options to purchase shares of our Common Stock are granted at a price set by the Compensation Committee of the Board of Directors (the “Compensation Committee”), not to be less than the par value of a share of Common Stock and if granted as performance-based compensation or as incentive stock options, no less than the fair market value of the stock on the date of grant. The Compensation Committee establishes the vesting period of the awards, which is generally set at 25 percent per year for four years. The options may be exercised any time after they are vested for a period up to 10 years from the grant date.

Under the terms of the Plan, stock grants follow the same grant price parameters as options. The Compensation Committee also establishes the vesting period of the grants, which is generally set at 100 percent at the conclusion of one to four years. Our key employees who have been awarded stock grants and are full time employees are subject to a four year vesting period, and our Board of Directors who have been awarded stock grants are subject to a one year vesting period. During 2006, 2005, and 2004, we granted approximately 38,600, 50,100, and 89,200 stock grants to key employees, and these grants are expensed on a straight line basis over the life of the grant, through 2010, 2009, and 2008 respectively. Most of these stock grants are outstanding and unvested as of December 31, 2006 and 2005.

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

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience. Prior to 2006, we adopted  disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. We chose to measure compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. All stock options are granted at market value on the date of grant. Accordingly, no compensation expense was recognized in 2005 and 2004 for options related to the stock option plan. We adopted the provisions of SFAS No. 123(R), Share Based Payment on January 1, 2006, using the modified prospective method of adoption.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ending December 2006, 2005, and 2004.

	Years Ended December 31,
	2006		2005		2004
Expected dividend yield	1.38%		1.36%		1.75%
Expected stock price volatility	38.16%		37.07%		37.44%
Risk-free interest rate	4.65%		4.19%		3.63%
Expected life of options	4.95	years	5.58	years	6.27	years

The weighted-average fair value of options granted during 2006, 2005 and 2004 was $9.81, $8.70 and $5.11, respectively.

The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of our stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. We have also included our anticipated dividend yield based on quarterly cash dividends paid to our shareowners during 2006, 2005 and 2004. Additionally, an annualized forfeiture rate of 8.0 percent is used as a best estimate of future forfeitures based on our historical forfeiture experience. Under the true-up provisions of SFAS 123(R), the stock-based compensation expense will be adjusted in later periods if the actual forfeiture rate is different from the estimate.

Total stock-based compensation expense recognized in the consolidated statement of operations for the year ended 2006 was $2.1 million before income taxes. Of the total stock-based compensation expense during the year, stock option expense was $1.3 million and restricted stock grant expense was $0.8 million. Total stock-based compensation expense for restricted stock grants recognized in the consolidated statements of operations for the years ended 2005 and 2004 was $0.5 million and an insignificant amount, respectively.

Had compensation cost for our stock option plan been determined based on fair value at the grant dates under the Plan consistent with the method of SFAS 123(R), net income and net income per share amounts for the years ended 2005 and 2004 would have been changed to the pro-forma amounts indicated below (in thousands except per share data). Disclosures for 2006 are not presented as the amounts are recognized in the consolidated financial statements.
	Years ended December 31,
	2005	2004
Net income as reported	$22,410	$15,647
Add: Stock-based employee compensation expense for stock grants, included in reported net income, net of related tax effects	306	—
Deduct: Stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(872)	(372)
Pro-forma net income	$21,844	$15,275
Pro-forma net income per share - basic	$1.08	$0.76
Pro-forma net income per share - diluted	$1.02	$0.73

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents information about the common stock options and restricted grants as of December 31, 2006:

	Options and Grants Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.00 - $2.79	168,709	2.50	$—	—	$—
2.79 - 5.58	298,578	2.85	3.94	298,578	3.94
5.79 - 8.37	631,231	5.04	6.12	619,681	6.11
8.37 - 11.16	173,926	6.41	9.88	119,726	9.69
11.16 - 13.95	37,050	6.70	12.15	16,750	12.15
13.95 - 16.73	27,669	8.33	16.15	4,632	15.99
16.73 - 19.52	128,101	7.84	16.74	63,072	16.74
19.52 - 22.31	73,000	8.62	21.09	18,250	21.09
25.10 - 27.89	215,099	9.32	27.13	27,911	26.80
	1,753,363	5.53	9.79	1,168,600	7.35

At December 31, 2005, there were 1,124,226 exercisable stock options at the weighted average exercise price of $5.92 per share.

At December 31, 2006, the aggregate intrinsic value of stock options and restricted grants outstanding was $36.0 million and the aggregate intrinsic value of stock options and restricted grants exercisable was $26.9 million. The weighted average remaining contractual life of stock options and restricted grants outstanding was 6.1 years and exercisable was 4.9 years. The aggregate intrinsic value is before applicable income taxes, based on our $30.35 closing stock price at December 31, 2006, which would have been received by the optionees had all options been exercised on that date. As of December 31, 2006, total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock grants was approximately $4.4 million, which is expected to be recognized over a period of approximately 4.0 years. During the year ended December 31, 2006, the total intrinsic value of stock options exercised was $6.9 million, and the total fair value of options vested was $7.1 million.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option and restricted stock grant transactions during 2004, 2005 and 2006 were as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2003	2,296,634	$5.60
Granted	362,114	10.80
Forfeited	(39,216)	7.74
Exercised	(330,086)	4.20
Balance at December 31, 2004	2,289,446	$6.59
Granted	252,945	19.01
Forfeited	(35,080)	9.00
Exercised	(548,400)	6.03
Balance at December 31, 2005	1,958,911	$8.40
Granted	142,839	20.05
Forfeited	(35,880)	11.52
Exercised	(312,507)	5.61
Balance December 31, 2006	1,753,363	$9.79

11.	Employee Benefit Plan

Effective March 2002, we established a 401(k) Profit Sharing Plan (the “Sharing Plan”) for our employees. Employees are eligible to participate in the Sharing Plan upon six months of service and 18 years of age. Employees may contribute up to 92 percent of their salary, subject to the maximum contribution allowed by the Internal Revenue Service. Our matching contribution is discretionary based upon approval by management. Employees are 100 percent vested in their contributions and vest in our matching contributions after their initial four years of employment. During the years ended December 31, 2006, 2005, and 2004, we contributed approximately $143,000, $95,000, and $33,000 to the Sharing Plan, respectively.

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

Available-for-Sale Securities — The fair value of our investment in debt securities is based on quoted market prices.

The estimated fair values of the financial instruments as of the dates indicated are as follows (in thousands):

	December 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$36,784	$36,784	$26,916	$29,916
Derivatives	$2,571	$2,571	$(1,896)	$(1,896)
Available-for-sale securities	$96,350	$96,350	$89,688	$89,688

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

13.	Earnings Per Share

The following table presents a reconciliation of basic and diluted earnings per share computations (in thousands, except per share data):

	Years Ended December 31,
	2006	2005	2004
Numerator:
Net income for basic and diluted earnings per share	$26,692	$22,410	$15,647

Denominator:
Weighted-average shares outstanding - basic	20,554	20,311	20,090
Effect of dilutive common stock options	783	968	798
Effect of dilutive common stock grants	56	33	10
Weighted-average shares outstanding - diluted	21,393	21,312	20,898

Earnings per share - basic and diluted:
Net income per share - basic	$1.30	$1.10	$0.78

Net income per share - diluted	$1.25	$1.05	$0.75

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Supplemental Disclosures of Consolidated Statements of Cash Flows

We paid cash for taxes during 2006, 2005, and 2004 of approximately $10.5 million, $8.5 million, and $7.4 million, respectively.

Our non-cash investing and financing activities during the years ended December 31, 2006, 2005, and 2004, are as follows (in thousands):

	2006	2005	2004
Unrealized gain (loss) on foreign currency exchange contracts	$4,467	$(4,505)	$(2,600)
Unrealized gain (loss) on available-for-sale securities	194	(129)	(138)
Tax benefit from stock options exercised	—	3,319	489
Property, plant and equipment	(2,119)	—	—
Capital lease obligation	—	144	—

15.	Quarterly Financial Data

Summarized quarterly financial data for 2006, 2005, and 2004 is as follows (unaudited, and in thousands except per share data):

	Quarters Ended
	March 31	June 30	September 30	December 31
2006
Total revenue	$4,651	$39,654	$38,706	$5,944
Gross margin	$2,505	$35,180	$35,093	$4,704
Selling and marketing expense	6,515	7,234	9,176	8,713
General and administrative expense	2,013	2,295	2,399	5,014
Income (loss) before income taxes	(5,068)	27,059	24,781	(7,894)
Net income (loss)	(3,448)	18,467	17,099	(5,426)
Earnings (loss) per share-basic	(0.17)	0.90	0.83	(0.26)
Earnings (loss) per share-diluted	(0.17)	0.86	0.80	(0.26)

Gross program receipts reflect total payments received by us. Gross program receipts totaled $5.4 million, $98.7 million, $102.7 million and $12.6 million for the quarters ended March 31, June 30, September 30, and December 31, 2006, respectively.

	Quarters Ended
	March 31	June 30	September 30	December 31
2005
Total revenue	$2,179	$29,693	$31,204	$6,215
Gross margin	$2,179	$29,693	$30,447	$4,130
Selling and marketing expense	5,512	5,918	7,991	8,153
General and administrative expense	1,137	1,654	1,754	3,640
Income (loss) before income taxes	(3,995)	22,891	21,467	(7,025)
Net income (loss)	(2,637)	15,249	14,612	(4,814)
Earnings (loss) per share-basic	(0.13)	0.76	0.72	(0.24)
Earnings (loss) per share-diluted	(0.13)	0.72	0.68	(0.24)

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross program receipts reflect total payments received by us. Gross program receipts totaled $6.0 million, $81.5 million, $82.2 million and $10.3 million for the quarters ended March 31, June 30, September 30, and December 31, 2005, respectively.

	Quarters Ended
	March 31	June 30	September 30	December 31
2004
Total revenue	$1,260	$25,854	$21,391	$3,319
Gross margin	$1,260	$25,854	$21,391	$3,319
Selling and marketing expense	3,785	5,031	6,926	6,874
General and administrative expense	1,072	1,248	1,204	3,013
Income (loss) before income taxes	(3,395)	19,877	13,511	(6,287)
Net income (loss)	(2,241)	13,119	8,918	(4,149)
Earnings (loss) per share-basic	(0.11)	0.66	0.45	(0.21)
Earnings (loss) per share-diluted	(0.11)	0.63	0.43	(0.21)

Gross program receipts totaled $4.1 million, $72.8 million, $61.2 million and $9.0 million for the quarters ended March 31, June 30, September 30, and December 31, 2004, respectively.

16.	Subsequent Event

During the first quarter 2007, our board of directors approved the purchase of 1,200,001 shares of the Company’s common stock, at $27.46  per share for a total purchase price of approximately $33.0 million, from Invemed Catalyst Fund, L.P. The board of directors approved this single purchase opportunity with Invemed Catalyst Fund, L.P. independent from the Company’s current share repurchase program approved by the board of directors in May 2004 and increased in August 2005 and November 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBSASSADORS GROUP, INC.

By:	/s/ JEFFREY D. THOMAS
Jeffrey D. Thomas,
Chief Executive Officer

Date: March 9, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY D. THOMAS	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2007
Jeffrey D. Thomas

/s/ JOHN A. UEBERROTH	Chairman of the Board of Directors	March 9, 2007
John A. Ueberroth

/s/ MARGARET M. THOMAS	Executive Vice-President	March 9, 2007
Margaret M. Thomas

/s/ CHADWICK J. BYRD	Chief Financial Officer and Secretary	March 9, 2007
Chadwick J. Byrd

/s/ BRIGITTE M. BREN	Director	March 9, 2007
Brigitte M. Bren

/s/ DANIEL G. BYRNE	Director	March 9, 2007
Daniel G. Byrne

/s/ DALE F. FREY	Director	March 9, 2007
Dale F. Frey

/s/ RAFER L. JOHNSON	Director	March 9, 2007
Rafer L. Johnson

/s/ JAMES M. KALUSTIAN	Director	March 9, 2007
James M. Kalustian

/s/ JOSEPH J. UEBERROTH	Director	March 9, 2007
Joseph J. Ueberroth

/s/ RICHARD D. C. WHILDEN	Director	March 9, 2007
Richard D. C. Whilden

II - 1

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the registrant incorporated by reference to the registrant’s Registration Statement on Form 10 filed on November 15, 2001.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the registrant incorporated by reference to the registrant’s Form 8-K filed on May 17, 2005.

3.3	Bylaws of the registrant incorporated by reference to the registrant’s Registration Statement on Form 10 filed on November 15, 2001.

4.1	Form of Common Stock Certificate of the registrant.*

10.1	2001 Equity Participation Plan incorporated by reference to the registrant’s Registration Statement on Form 10 filed on January 7, 2002.

10.2	Form of 2001 Equity Participation Plan Agreement incorporated by reference to the registrant’s Registration Statement on Form 10 filed on November 15, 2001.

10.3
Form of Indemnification Agreement between the registrant and each of its executive officers and directors incorporated by reference to the registrant’s Registration Statement on Form 10 filed on January 25, 2002.

10.4	Commercial Lease Agreement by and between Portolese & Sample Investments and the registrant incorporated by reference to the registrant’s Form 8-K filed on January 4, 2005.

10.5
AIA Document A101, Standard Form of Agreement between Owner and Contractor by and between the registrant and Graham Construction and Management, Inc. incorporated by reference to registrant’s Form 8-k filed on September 29, 2006.

10.6	Employment Agreement by and between the registrant and Jeffrey D. Thomas, incorporated by reference to the registrant’s Form 8-K filed on October 3, 2006.

10.7	Stock Purchase Agreement by and between the registrant and Invemed Catalyst Fund, L.P. incorporated by reference to the registrant’s Form 8-K filed on January 31, 2007.

21.1	List of subsidiaries of the registrant as of December 31, 2006.*

23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.*

23.2	Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm.*

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or Rule 15(d)-14(a).*

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or Rule 15(d)-14(a).*

32.1
Certification by the Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) or 15(d)-14(b) and Section 1350 of Chapter 63 of Title 13 of the United States Code (18 U.S.C. §1350).*

* Filed herewith.

II - 2