Form 10-Q
period 2007-04-10
AMBASSADORS GROUP INC
filed 2007-05-10
CIK 1162315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to _______________ .

Commission file number 0-26420

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	91-1957010 (I.R.S. Employer Identification No.)

Dwight D. Eisenhower Building 110 S. Ferrall Street Spokane, WA (Address of Principal Executive Offices)	99202 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (509) 568-7800

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
☐	Large Accelerated filer
☑ ☐	Accelerated filer Non-Accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes
☑	No

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of April 30, 2007 was 19,380,866.

AMBASSADORS GROUP, INC.
FORM 10-Q QUARTERLY REPORT

PART I

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMBASSADORS GROUP, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
March 31, 2007 and December 31, 2006
(dollars in thousands, except share and per share data)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$33,863	$36,784
Available-for-sale securities	101,131	96,350
Foreign currency exchange contracts	2,943	2,571
Prepaid program costs and expenses	23,781	3,786
Other assets	3,464	675
Total current assets	165,182	140,166
Property and equipment, net	17,129	12,267
Deferred tax asset	1,472	1,328
Other long-term assets	174	192
Total assets	$183,957	$153,953
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,803	$2,941
Accrued expenses	4,220	3,922
Deferred tax liability	877	737
Other liabilities	1,316	1,268
Participants’ deposits	128,309	60,651
Current portion of long-term capital lease	191	191
Total current liabilities	140,716	69,710
Capital lease	143	196
Total liabilities	140,859	69,906
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 19,380,866 and 20,599,170 shares issued and outstanding, respectively	192	205
Additional paid-in capital	1,619	15,619
Retained earnings	39,391	66,587
Accumulated other comprehensive income	1,896	1,636
Total stockholders’ equity	43,098	84,047
Total liabilities and stockholders’ equity	$183,957	$153,953

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three months ended March 31, 2007 and 2006
(dollars in thousands, except per-share amounts)

	2007	2006
Net revenue, non-directly delivered programs	$193	$545
Gross revenue, directly delivered programs	7086	4,106
Total Revenue	7,279	4,651
Cost of sales, directly delivered programs	3,842	2,146
Gross Margin	3,437	2,505
Operating Expenses:
Selling and marketing	9,238	6,515
General and administrative	2,747	2,013
	11,985	8,528
Operating loss	(8,548)	(6,023)
Other income:
Interest income	1,110	955
Loss before income taxes	(7,438)	(5,068)
Income tax benefit	2,454	1,620
Net loss	$(4,984)	$(3,448)

Net loss per share — basic and diluted	$(0.25)	$(0.17)
Weighted-average common shares outstanding - basic and diluted	19,624	20,534

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the three months ended March 31, 2007 and 2006
(dollars in thousands)

	2007	2006
Net loss	$(4,984)	$(3,448)
Unrealized gain on foreign currency exchange contracts, net of income tax provision of $130 and $57	242	94
Unrealized gain (loss) on available-for-sale securities, net of income tax benefit (provision) of ($10) and $32	18	(42)
Comprehensive loss	$(4,724)	$(3,396)

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended March 31, 2007 and 2006
(dollars in thousands)

	2007	2006
Cash flows from operating activities:
Net loss	$(4,984)	$(3,448)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	377	358
Stock-based compensation	480	565
Excess tax benefit from stock-based compensation	(614)	—
Change in assets and liabilities:
Other current assets	(2,785)	(1,827)
Prepaid program costs and expenses	(19,995)	(13,582)
Accounts payable and accrued expenses	2,234	(1,543)
Participants’ deposits	67,658	56,826
Net cash provided by operating activities	42,371	37,349
Cash flows from investing activities:
Net change in available-for-sale securities	(4,753)	(19,435)
Purchase of property and equipment and other	(3,777)	(268)
Net cash used in investing activities	(8,530)	(19,703)
Cash flows from financing activities:
Dividend payment to shareholders	(2,228)	(1,758)
Repurchase of common stock	(35,621)	(1,471)
Proceeds from exercise of stock options	526	234
Excess tax benefit from stock based compensation	614	—
Capital lease payments and other	(53)	(44)
Net cash used in financing activities	(36,762)	(3,039)
Net (decrease) increase in cash and cash equivalents	(2,921)	14,607
Cash and cash equivalents, beginning of period	36,784	26,916
Cash and cash equivalents, end of period	$33,863	$41,523

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation
Ambassadors Group, Inc. is a leading educational travel company that organizes and promotes international and domestic educational travel and sports programs for youth, athletes and adults. These consolidated financial statements include the accounts of Ambassadors Group, Inc. and our wholly owned subsidiaries.

We have a single operating segment consisting of the educational travel and sports programs for students, athletes and adults. These programs have similar economic characteristics, offer comparable products to participants and utilize similar processes for program marketing.

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

In our opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position at March 31, 2007 and December 31, 2006, our results of operations for the three months ended March 31, 2007 and 2006, and our cash flows for the three months ended March 31, 2007 and 2006. Certain prior-year amounts have been reclassified to conform with our current year financial statement presentation. Such reclassifications had no impact on previously reported net loss or stockholders’ equity.

2. Net Loss Per Share
Net loss per share — basic is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Net loss per share — diluted is computed by increasing the weighted-average number of common shares outstanding by the additional common shares that would have been outstanding if the dilutive potential common shares had been issued. However, due to the net loss during the quarters ended March 31, 2007 and 2006, such shares have been excluded from the computation, as they are anti-dilutive.

The following table presents a reconciliation of basic and diluted earnings per share (“EPS”) computations and the number of dilutive securities (stock options and grants) that were not included in the dilutive EPS calculation because they were anti-dilutive (in thousands, except per-share amounts):

	Three months ended March 31,
	2007	2006
Numerator:
Net loss for basic and diluted earnings per share	$(4,984)	$(3,448)
Denominator:
Weighted-average shares outstanding - basic	19,624	20,534
Effect of dilutive common stock options	(A)	(A)
Weighted average shares outstanding - diluted	19,624	20,534
Net income per share - basic and diluted	$(0.25)	$(0.17)

(A)
For the three months ended March 31, 2007 and 2006, the effects of approximately 6,000 and 114,000 stock grants and options, respectively, have been excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

AMBASSADORS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Accounting for Stock-Based Compensation

Effective November 2001, we adopted our 2001 Equity Participation Plan (the “Plan”). The Plan provides for the grant of stock options, awards of restricted stock, performance or other awards or stock appreciation rights to our directors, key employees and consultants. The maximum number of shares which may be awarded under the Plan is 3.6 million shares. Approximately 0.8 million shares remain available for future issuance as of March 31, 2007.

Under the terms of the Plan, restricted stock grants follow the same grant price parameters as options. The Compensation Committee of the Board of Directors (the “Compensation Committee”) also establishes the vesting period of the grants, which is generally set at 100 percent at the conclusion of one to four years. Our key employees who have been awarded stock grants and are full time employees are subject to a four year vesting period, while our Board of Directors who have been awarded stock grants are subject to a one year vesting period. During the three months ended March 31, 2007 and 2006, no restricted stock grants were granted to our Board of Directors or key employees.

Under the terms of the Plan, options to purchase shares of our common stock are granted at a price set by the Compensation Committee, not to be less than the par value of a share of common stock and if granted as performance-based compensation or as incentive stock options, not to be less than the fair market value of the stock on the date of grant. The Compensation Committee establishes the vesting period of the awards, which is generally set at 25 percent per year for four years. Options may be exercised any time after they vest for a period up to 10 years from the grant date. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience as of the date of grant.

Total stock-based compensation expense recognized in the consolidated statement of operations for the quarter ended March 31, 2007 was $0.5 million before income taxes. Of the total stock-based compensation expense during the quarter, stock option expense was $0.2 million, restricted stock grant expense was $0.2 million, and the related total tax benefit was $0.1 million.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three months ending March 31, 2007. No stock options were granted during the three months ended March 31, 2006.
	Three months ended March 31, 2007
Expected dividend yield	1.46%
Expected stock price volatility	37.88%
Risk-free interest rate	4.70%
Expected life of options	4.65	years
Estimated fair value per option granted	$10.58

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of our stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. We have also included our anticipated dividend yield based on quarterly cash dividends paid to our shareowners during 2007 and 2006. Additionally, an annualized forfeiture rate of 8.1 percent is used as a best estimate of future forfeitures based on our historical forfeiture experience. Under the true-up provisions of SFAS 123(R), the stock-based compensation expense will be adjusted in later periods if the actual forfeiture rate is different from the estimate.

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

Stock option and restricted stock transactions during the three months ended March 31, 2007 were as follows:

	Number	Weighted Average	Weighted Average Remaining	Aggregate Intrinsic Value
	of Shares	Exercise Price	Contractual Life	(in thousands)
Outstanding, December 31, 2006	1,753,363	$9.79
Granted	16,000	30.64
Exercised	(77,297)	7.66
Canceled	(2,800)	17.07
Outstanding, March 31, 2007	1,689,266	$10.08	5.44	$39,130
Exercisable, March 31, 2007	1,107,453	$7.39	4.86	$28,631

The aggregate intrinsic value in the table above is before applicable income taxes, based on our $33.24 closing stock price at March 31, 2007, which would have been received by the optionees had all options been exercised on that date. As of March 31, 2007, total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock grants was approximately $4.1 million, which is expected to be recognized over approximately 4.0 years. During the quarter ended March 31, 2007, the total intrinsic value of stock options exercised was $1.8 million, and the total fair value of options which vested was $0.4 million.

The following table presents information about our common stock options and restricted grants as of March 31, 2007:

	Options and Grants Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.00 - $3.06	168,709	2.25	$-	-	$-
3.06 - 6.13	814,539	4.31	5.34	814,539	5.34
6.13 - 9.19	73,562	3.78	7.52	66,012	7.64
9.19 - 12.26	184,280	6.67	10.39	121,730	10.31
12.26 - 15.32	1,900	5.05	12.51	600	12.51
15.32 - 18.38	152,177	7.72	16.64	66,911	16.69
18.38 - 24.51	63,500	8.37	21.09	10,250	21.09
24.51 - 27.58	207,746	9.09	27.11	27,411	26.80
27.58 - 30.64	22,853	8.60	29.82	-	-
	1,689,266	5.44	$10.08	1,107,453	$7.39

AMBASSADORS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Uncertainty of Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109, Accounting for Income Taxes (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, we adopted the provisions of FIN 48. There was no material effect on the financial statements. As a result, there was no cumulative effect related to adopting FIN 48. However, certain amounts have been reclassified in the statement of financial position in order to comply with the requirements of the statement.

As of January 1, 2007, we provided a liability for approximately $164,000 of unrecognized tax benefits related to various federal and state income tax matters. The majority of unrecognized tax benefits consists of items that are offset by deferred tax assets and the federal tax benefit of state income tax items. Thus, the amount that would impact our effective tax rate, if recognized, is insignificant. The liability did not increase or decrease during the quarter ended March 31, 2007. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

We file tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2003 through 2006. Our state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2002 through 2006. The U.S. Internal Revenue service is currently auditing our U.S. income tax returns for 2003 to 2005. We anticipate these audits will be complete by the end of 2007.

As of January 1, and March 31, 2007, we have accrued approximately $163,000 of interest related to uncertain tax positions. During the three months ended March 31, 2007, we recognized an insignificant amount of interest related to uncertain tax positions. We have accounted for interest and penalties related to uncertain tax positions as part of income tax expense.

5. Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. Rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007. Therefore, we anticipate adopting this standard as of January 1, 2008. We have not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 gives entities the option to measure eligible financial assets and liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. Therefore, we anticipate adopting this standard as of January 1, 2008. We have not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

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

Forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include factors affecting the travel industry generally, competition, our ability to successfully integrate the operations of existing or acquired companies, and a variety of factors such as conflict in Iraq and the Middle East, periods of international unrest, the outbreak of disease, changes in the direct-mail environment, recession, weather conditions and concerns for passenger safety that could cause a decline in travel demand, as well as the risk factors, and other factors as may be identified from time to time in our Securities and Exchange Commission filings or in our press releases. For a more complete discussion of these risks, please refer to Item 1A Risk Factors disclosure in our Annual Report on Form 10-K filed on March 9, 2007 and those factors set fourth under Part II, Item 1A Risk Factors set forth in this Quarterly Report on Form 10-Q.

Executive Overview

We are a leading educational travel company that organizes and promotes international and domestic programs for students, athletes and adults. Youth programs provide opportunities for grade school, middle school and high school students to learn about the history, government, economy and culture of the foreign and domestic destinations they visit as well as for athletes to participate in international sports challenges. Our student leadership programs provide educational opportunities for grade school, middle school and high school students to learn leadership, government, college admissions and community involvement skills at domestic and international destinations. Our adult programs emphasize meetings and seminars between delegates and persons in similar professions abroad.

We were founded in 1967, were reincorporated in Delaware in 1995, and operated as Ambassadors Education Group, a wholly owned subsidiary of Ambassadors International, Inc. until February 2002, at which time we spun off to operate as an independent stand-alone company beginning in March, 2002. Since then, our common stock has traded on the NASDAQ Stock Market under the ticker symbol EPAX. The consolidated financial statements include the accounts of Ambassadors Group, Inc. and our wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

We have a single operating segment consisting of educational travel and sports programs for students, athletes and professionals. These programs have similar economic characteristics, offer comparable products to delegates, and utilize similar processes for program marketing.

Our Seasonality

Our business is seasonal. The majority of our travel programs occur in June and July of each year. We have historically earned more than 85 percent of our annual revenues in the second and third quarters, which we anticipate will continue for the foreseeable future. Historically, these seasonal revenues have more than offset operating losses incurred during the rest of the year. Our annual results would be adversely affected if our revenues were to be substantially below seasonal norms during these periods.

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

These foreign exchange contracts and options are entered into in order to support normal anticipated recurring purchases and, accordingly, are not entered into for speculative purposes.

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

Comparison of the Three Months Ended March 31, 2007 to the Three Months Ended March 31, 2006

During the quarter ended March 31, 2007, we traveled approximately 3,000 delegates, an increase of 54 percent from approximately 1,950 during the comparable 2006 quarter. Gross margin increased 37 percent to $3.4 million from $2.5 million in the first quarters of 2007 and 2006, respectively. The increased gross margin is primarily due to an increase in the number of delegates traveled on our Student Leader programs.

Selling and marketing expenses were $9.2 million and $6.5 million during the first quarters of 2007 and 2006, respectively. The $2.7 million increase was primarily due to increased personnel to support higher business volumes during 2007 compared to 2006, as well as additional marketing expenses during 2007 for both 2007 and 2008 travel programs. General and administrative expenses increased $0.7 million to $2.7 million as a result of increased personnel to support higher business volumes and increased delegates traveling on our programs.

Other income consists primarily of interest income generated by cash, cash equivalents and available-for-sale securities. Interest income recognized increased $0.2 million to $1.1 million from $1.0 million during the quarters ended March 31, 2007 and 2006, respectively, primarily due to increased rates of return between the two quarters.

The income tax provision has been recorded based on a 33 percent and 32 percent estimated annual effective income tax rate, applied to the pre-tax income for the quarters ended March 31, 2007 and 2006, respectively. The difference from the statutory rate of 35 percent is primarily due to tax exempt interest income earned in the periods.

This resulted in net loss of $5.0 million and $3.4 million being recorded during the first quarters of 2007 and 2006, respectively, and $0.25 loss per share in the first quarter of 2007 in comparison to $0.17 loss per share in the first quarter of 2006.

Liquidity and Capital Resources

Net cash provided by operations for the three months ended March 31, 2007 and 2006 was $42.4 million and $37.3 million, respectively. The increased cash flow from operations was primarily related to increased participant deposits partially offset by increased prepaid program costs for future travel programs.

Net cash used in investing activities for the first three months ended March 31, 2007 and 2006 was $8.5 million and $19.7 million, respectively. The $11.2 million decrease was primarily related to the reduction in the net purchase of available-for-sale securities offset by additional expenditures in 2007 related to the construction of a new corporate headquarters.

Net cash used in financing activities for the three months ended March 31, 2007 and 2006 was $36.8 million and $3.0 million, respectively. The net change in financing activities primarily relates to $35.6 million of stock repurchases during the 2007 quarter including the repurchase of 1.2 million shares held by Invemed Catalyst Fund, L.P. During the first quarter of 2007, we paid $2.2 million in cash dividends.

At March 31, 2007, we had $135.0 million of cash, cash equivalents and available-for-sale securities, including program participant funds of $128.3 million. At March 31, 2006, we had $150.6 million of cash, cash equivalents and available-for-sale securities, including program participant funds of $104.3 million.

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

	March 31, 2007	March 31, 2006
Cash, cash equivalents and available-for-sale securities	$134,994	$150,586
Prepaid program cost and expenses	23,781	15,178
Less: Participants’ deposits	(128,309)	(104,289)
Less: Accounts payable/accruals/other liabilities	(11,530)	(9,065)
Deployable cash	$18,936	$52,410

Our business is not capital intensive. However, we do retain funds for operating purposes in order to conduct sales and marketing efforts for future programs, and progress on our new headquarters continues as planned. As of March 31, 2007, we capitalized $10.7 million of the less than $20 million total project costs and had a $4.0 million commitment for the purchase of equipment. We plan on funding remaining project costs with currently available cash, cash equivalents and available-for-sale securities during 2007.

We continue to consider acquisitions of educational, travel and youth businesses that may require the use of cash and cash equivalents. No such acquisitions are currently pending and no assurance can be given that definitive agreements for any such acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to us.

We do not have any material capital expenditure commitments for 2007, not already presented within our March 31, 2007 financial statements or discussed in our current report on Form 8-K filed on September 29, 2006. We believe that existing cash and cash equivalents and cash flows from operations will be sufficient to fund our anticipated operating needs and capital expenditures through 2007. For a more complete discussion of these and other contractual factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We consider our policies associated with cash and cash equivalents, available-for-sale securities, income taxes, derivative financial instruments, stock-based compensation and contingencies and litigation to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. With the adoption of Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”) at the beginning of 2007, we have added to our existing income tax accounting policy, as follows:

Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109, Accounting for Income Taxes (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, we adopted the provisions of FIN 48. There was no material effect on the financial statements. As a result, there was no cumulative effect related to adopting FIN 48. However, certain amounts have been reclassified in the statement of financial position in order to comply with the requirements of the statement.

As of January 1, 2007, we provided a liability for approximately $164,000 of unrecognized tax benefits related to various federal and state income tax matters. The majority of unrecognized tax benefits consists of items that are offset by deferred tax assets, and the federal tax benefit of state income tax items. Thus, the amount that would impact our effective tax rate, if recognized, is insignificant. The liability did not increase or decrease during the quarter ended March 31, 2007. We do not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

We file tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2003 through 2006. Our state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2002 through 2006. The U.S. Internal Revenue service is currently auditing our U.S. income tax returns for 2003 to 2005. We anticipate these audits will be complete by the end of 2007.

As of January 1, and March 31, 2007, we have accrued approximately $163,000 of interest related to uncertain tax positions. During the three months ended March 31, 2007, we recognized an insignificant amount of interest related to uncertain tax positions. We have accounted for interest and penalties related to uncertain tax positions as part of our income tax expense.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. Rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007. Therefore, we anticipate adopting this standard as of January 1, 2008. We have not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 gives entities the option to measure eligible financial assets and liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. Therefore, we anticipate adopting this standard as of January 1, 2008. We have not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A majority of our travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. We have a program to provide a hedge against certain of these foreign currency risks with less than two years’ maturity. Currently, the U.S. dollar has significantly weakened against the major currencies that we pay most foreign suppliers including the Euro, British pound, Australian dollar and New Zealand dollar. If the U.S. dollar continues to weaken against these four major currencies, we face increased costs to travel a delegate abroad and therefore increased pressure on the gross margin percent (gross margin as a percentage of gross program receipts). We are not able to determine whether the impact of the weakening U.S. dollar will be material on our business, financial condition, cash flows and results of operations. See further discussion of these market risks in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of March 31, 2007, the end of the period covered by this report, our chief executive officer and chief financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

In the three months ended, March 31, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1A. Risk Factors

There have been no significant changes to our risk factors, as discussed in Item 1A, Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 other than as described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007. The risk factors contained therein could materially and adversely affect our future operating results and could cause actual results to differ materially from those predicated in forward-looking statements we make about our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Our Board of Directors has authorized the repurchase of up to $25 million of our common stock in the open market or through private transactions. Independent of this share repurchase plan, during the first quarter 2007, our board of directors approved a single repurchase of 1.2 million shares of common stock for approximately $33.0 million Since inception of the plan and including the single repurchase of 1.2 million shares, we have repurchased approximately 2.1 million shares of our common stock, adjusted for our two-for-one stock split of our common stock during 2005, for an approximate total of $52.5 million. As of March 31, 2007, approximately $5.4 million remained available for repurchase under the plan.

The following is a summary of issuer purchases of equity securities during the quarter ended March 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2007	84,600	$27.81	84,600	$ 5,750,132
February 1 - February 28, 2007	1,211,001	27.46	1,211,001	5,443,060
March 1 - March 31, 2007	—	—	—	5,443,060
Total	1,295,601	$27.49	1,295,601	$ 5,443,060

Item 6. Exhibits

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

AMBASSADORS GROUP, INC.

Date: May 9, 2007	By:	/s/ CHADWICK J. BYRD

Chadwick J. Byrd
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002