Form 10-Q
period 2007-07-30
AMBASSADORS GROUP INC
filed 2007-08-03
CIK 1162315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _______________.

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

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of August 1, 2007 was 19,529,736.

AMBASSADORS GROUP, INC.
FORM 10-Q QUARTERLY REPORT

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMBASSADORS GROUP, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
June 30, 2007 and December 31, 2006
(dollars in thousands, except share and per share data)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$51,293	$36,784
Available-for-sale securities	87,991	96,350
Foreign currency exchange contracts	1,315	2,571
Prepaid program costs and expenses	61,577	3,786
Other assets	992	675
Total current assets	203,168	140,166
Property and equipment, net	25,490	12,267
Deferred tax asset	2,033	1,328
Other long-term assets	171	192
Total assets	$230,862	$153,953
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,377	$2,941
Accrued expenses	8,400	3,922
Deferred tax liability	55	737
Other liabilities	692	1,268
Participants’ deposits	137,516	60,651
Current portion of long-term capital lease	196	191
Total current liabilities	167,236	69,710
Capital lease	97	196
Total liabilities	167,333	69,906
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 19,528,454 and 20,599,170 shares issued and outstanding, respectively	194	205
Additional paid-in capital	4,477	15,619
Retained earnings	58,108	66,587
Accumulated other comprehensive income	750	1,636
Total stockholders’ equity	63,529	84,047
Total liabilities and stockholders’ equity	$230,862	$153,953

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three and six months ended June 30, 2007 and 2006
(dollars in thousands, except per-share amounts)

	Six months ended		Three months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net revenue, non-directly delivered programs	$38,426	$32,048	$38,233	$31,503
Gross revenue, directly delivered programs	17,618	12,257	10,532	8,151
Total revenue	56,044	44,305	48,765	39,654
Less cost of sales, directly delivered programs	9,747	6,620	5,905	4,474
Gross margin	$46,297	$37,685	$42,860	$35,180
Operating expenses:
Selling and marketing	18,881	13,749	9,643	7,234
General and administrative	6,024	4,308	3,277	2,295
Total operating expenses	24,905	18,057	12,920	9,529
Operating income	21,392	19,628	29,940	25,651
Other income:
Interest income	2,337	2,363	1,227	1,408
Income before income taxes	23,729	21,991	31,167	27,059
Income tax provision	7,764	6,972	10,218	8,592
Net income	$15,965	$15,019	$20,949	$18,467
Net income per share — basic	$0.82	$0.73	$1.09	$0.90
Weighted-average common shares outstanding — basic	19,443	20,534	19,264	20,528
Net income per share — diluted	$0.79	$0.70	$1.05	$0.86
Weighted-average common shares outstanding — diluted	20,203	21,393	20,019	21,394

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the three and six months ended June 30, 2007 and 2006
(dollars in thousands)

	Six months ended		Three months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$15,965	$15,019	$20,949	$18,467
Unrealized gain (loss) on foreign currency exchange contracts, net of income tax benefit (provision) of $440, $(922), $570, and $(865)	(816)	1,700	(1,058)	1,606
Unrealized loss on available-for-sale securities, net of income tax benefit of $37, $44, $47, and $26	(70)	(65)	(88)	(23)
Comprehensive income	$15,079	$16,654	$19,803	$20,050

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended June 30, 2007 and 2006
(dollars in thousands)

	2007	2006
Cash flows from operating activities:
Net income	$15,965	$15,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	983	717
Stock-based compensation	970	1,074
Excess tax benefit from stock-based compensation	(2,009)	(645)
Change in assets and liabilities:
Prepaid program costs and expenses	(57,791)	(46,951)
Accounts payable and accrued expenses	22,697	7,725
Participants’ deposits	76,865	64,307
Other current assets	(946)	(393)
Net cash provided by operating activities	56,734	40,853
Cash flows from investing activities:
Net change in available-for-sale securities	8,252	(18,782)
Purchase of property and equipment and other	(13,813)	(2,932)
Net cash used in investing activities	(5,561)	(21,714)
Cash flows from financing activities:
Dividend payment to shareholders	(4,459)	(3,514)
Repurchase of common stock	(35,621)	(1,471)
Proceeds from exercise of stock options	1,501	518
Excess tax benefit from stock-based compensation	2,009	645
Capital lease payments and other	(94)	(89)
Net cash used in financing activities	(36,664)	(3,911)
Net increase in cash and cash equivalents	14,509	15,228
Cash and cash equivalents, beginning of period	36,784	26,916
Cash and cash equivalents, end of period	$51,293	$42,144

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

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

In our opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position at June 30, 2007 and December 31, 2006, our results of operations for the three and six months ended June 30, 2007 and 2006, and our cash flows for the six months ended June 30, 2007 and 2006.

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

The following table presents a reconciliation of basic and diluted earnings per share (“EPS”) computations and the number of dilutive securities (stock options and grants) that were not included in the dilutive EPS calculation because they were anti-dilutive (in thousands, except per-share amounts):

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
Numerator:
Net income for basic and diluted earnings per share	$15,965	$15,019	$20,949	$18,467
Denominator:
Weighted-average shares outstanding – basic	19,443	20,534	19,264	20,528
Effect of dilutive common stock options	680	810	671	860
Effect of dilutive common stock grants	80	49	84	6
Weighted average shares outstanding – diluted	20,203	21,393	20,019	21,394
Net income per share – basic	$0.82	$0.73	$1.09	$0.90
Net income per share - diluted	$0.79	$0.70	$1.05	$0.86

AMBASSADORS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2007, and for the three months ended June 30, 2006, the effects of a negligible number of stock options have been excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive. For the six months ended June 30, 2006, the effects of approximately 116,000 stock options have been excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

3. Accounting for Stock-Based Compensation

Effective November 2001, we adopted our 2001 Equity Participation Plan (the “Plan”). The Plan provides for the grant of stock options, awards of restricted stock, performance or other awards or stock appreciation rights to our directors, key employees and certain consultants. The maximum number of shares which may be awarded under the Plan is 3.6 million shares. Approximately 0.8 million shares remain available for future issuance as of June 30, 2007.

Under the terms of the Plan, restricted stock grants follow the same grant price parameters as options. The Compensation Committee of the Board of Directors (the “Compensation Committee”) also establishes the vesting period of the grants, which is generally set at 100 percent at the conclusion of one to four years. Our key employees who have been awarded stock grants and are full time employees are subject to a four year vesting period, while our Board of Directors who have been awarded stock grants are subject to a one year vesting period. During the six months ended June 30, 2007 and 2006, approximately 2,500 and 3,100 restricted stock grants were granted to our Board of Directors or key employees; these grants were issued during the three months ended June 30, 2007 and 2006, respectively.

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

Total stock-based compensation expense recognized in the consolidated statement of operations for the quarter ended June 30, 2007 was $0.5 million before income taxes. Of the total stock-based compensation expense during the quarter, stock option expense was $0.2 million, restricted stock grant expense was $0.3 million, and the related total tax benefit was $0.1 million. Total stock-based compensation expense recognized in the consolidated statement of operations for the six months ended June 30, 2007 was $1.0 million before income taxes. Of the total stock-based compensation expense during 2007 year to date, stock option expense was $0.5 million, restricted stock grant expense was $0.5 million, and the related total tax benefit was $0.3 million.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three and six months ending June 30, 2007 and 2006.
	Six months ended June 30, 2007		Six months ended June 30, 2006		Three months ended June 30, 2007		Three months ended June 30, 2006
Expected dividend yield	1.47%		1.23%		1.49%		1.23%
Expected stock price volatility	37.70%		37.09%		37.49%		37.09%
Risk-free interest rate	4.63%		5.11%		4.55%		5.11%
Expected life of options	4.55	years	8.89	years	4.44	years	8.89	years
Estimated fair value per option granted	$11.01		$12.99		$11.52		$12.99

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of our stock. The risk-free

AMBASSADORS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock option and restricted stock transactions during the six months ended June 30, 2007 were as follows:

	Number	Weighted Average	Weighted Average Remaining	Aggregate Intrinsic Value
	of Shares	Exercise Price	Contractual Life	(in thousands)
Outstanding, December 31, 2006	1,753,363	$9.79
Granted	32,186	29.94
Exercised	(225,494)	6.66
Canceled	(11,441)	26.76
Outstanding, June 30, 2007	1,548,614	$10.55	5.41	$38,677
Exercisable, June 30, 2007	985,732	$10.17	5.41	$27,475

The aggregate intrinsic value in the table above is before applicable income taxes, based on our $35.53 closing stock price at June 30, 2007, which would have been received by the optionees had all options been exercised on that date. As of June 30, 2007, total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock grants was approximately $3.7 million, which is expected to be recognized over approximately 3.9 years. During the quarter ended June 30, 2007, the total intrinsic value of stock options exercised was $4.1 million, and the total fair value of options which vested was $0.7 million. During the six months ended June 30, 2007, the total intrinsic value of stock options exercised was $5.9 million, and the total fair value of options which vested was $1.1 million.

The following table presents information about our common stock options and restricted grants as of June 30, 2007:

	Options and Grants Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.00 - $3.47	171,932	2.03	$-	3,832	$3.11
3.48 - 6.93	735,709	4.22	5.50	735,709	5.50
6.94 - 10.40	136,167	6.01	9.19	102,167	9.00
10.41 - 13.86	54,850	6.45	11.75	34,450	11.79
13.87 - 17.33	149,442	7.46	16.65	70,449	16.65
20.80 - 24.26	63,500	8.12	21.09	10,250	21.09
24.27 - 27.72	207,746	8.84	27.11	27,411	26.80
27.73 - 31.19	15,609	9.30	29.48	1,464	27.89
31.20 - 34.65	13,659	9.85	34.65	-	-
	1,548,614	5.41	$10.55	985,732	$10.17

AMBASSADORS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Uncertainty of Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109, Accounting for Income Taxes (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely–than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, we adopted the provisions of FIN 48. There was no material effect on the financial statements. As a result, there was no cumulative effect related to adopting FIN 48. However, certain amounts have been reclassified in the statement of financial position in order to comply with the requirements of the statement.

As of January 1, 2007, we provided a liability for approximately $164,000 of unrecognized tax benefits of which $163,000 was interest related to various federal and state income tax matters. The majority of unrecognized tax benefits consisted of items that are offset by deferred tax assets and the federal tax benefit of state income tax items. Thus, the amount that would impact our effective tax rate, if recognized, is insignificant. The liability decreased to zero and an insignificant amount of interest was recognized during the quarter ended June 30, 2007 due to a settlement with the Internal Revenue Service. No penalties were recognized during the quarter ended June 30, 2007. Our policy is to account for interest and penalites related to uncertain tax positions as part of income tax expense.

We file tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the year ending December 31, 2006. Our state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2002 through 2006.

5. Recently Issued Accounting Pronouncements

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

Statements contained in this Quarterly Report on Form 10-Q, which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, statements in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, regarding matters which are not historical fact, including our intent, belief or current expectations of our company or our officers with respect to, among other things, trends in the travel industry, business and growth strategies, use of technology, ability to integrate acquired businesses, future actions, future performance or results of operations, the outcome of contingencies such as legal proceedings.

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

Comparison of the Three Months Ended June 30, 2007 to the Three Months Ended June 30, 2006

Total revenue increased 23 percent to $48.8 million from $39.7 million, and gross margin increased 22 percent to $42.9 million from $35.2 million during the second quarter 2007 in comparison to the second quarter 2006. The increase in total revenue was a direct result of traveling 22,380 delegates in the second quarter 2007 in comparison to 19,200 delegates in the second quarter 2006.

Selling and marketing expenses were $9.6 million and $7.2 million during the second quarters of 2007 and 2006, respectively. The $2.4 million increase was spent primarily toward increased personnel to support higher business volumes during 2007 compared to 2006, as well as additional marketing expenses during 2007 for our 2008 travel programs. General and administrative expenses increased $1.0 million to $3.3 million from $2.3 million as a result of higher business volumes and increased personnel to support the increased delegates traveling on our programs.

Other income for second quarter 2007 was $1.2 million in comparison to $1.4 million for the second quarter 2006. This decrease reflects net cash, cash equivalents, and investment decreases year over year due to the net effect of increased stock repurchases with increased earnings and increased participant funds year over year. Other income consists primarily of interest income generated by cash, cash equivalents and available-for-sale securities.

The income tax provision has been recorded based on a 33 percent and 32 percent estimated annual effective income tax rate, applied to the pre-tax income for the quarters ended June 30, 2007 and 2006, respectively. The difference from the 35 percent statutory rate is primarily due to tax exempt interest income.

This resulted in net income of $20.9 million and $18.5 million being recorded during the second quarters of 2007 and 2006, respectively, and $1.05 earnings per share in the second quarter of 2007 in comparison to $0.86 earnings per share in the second quarter of 2006.

Comparison of the Six Months Ended June 30, 2007 to the Six Months Ended June 30, 2006

Total revenue increased 26 percent to $56.0 million from $44.3 million, and gross margin increased $8.6 million, 23 percent, to $46.3 million from $37.7 million in the first six months of 2007 versus the same time period in 2006. The increase in the total revenue was a direct result of traveling 3,900 more delegates in the first six months of 2007 than the same period of 2006. We traveled 25,400 delegates year to date in 2007 in comparison to 21,100 delegates year to date in 2006.

Selling and marketing expenses were $18.9 million and $13.7 million year to date 2007 and 2006, respectively. The $5.1 million increase was spent primarily toward increased personnel to support higher business volumes during 2007 compared to 2006, as well as additional marketing expenses during 2007 for our 2007 and 2008 travel programs. General and administrative expenses increased $1.7 million to $6.0 million from $4.3 million as a result of expenses to support the increased number of delegates traveling during 2007.

Other income in the first six months of 2007 and 2006 consists primarily of interest income generated by cash, cash equivalents and available-for-sale securities. Other income in the six month period ended June 30, 2007 decreased slightly to $2.3 million from $2.4 million in the six months ended June 30, 2006.

The income tax provision has been recorded based on a 33 percent and 32 percent estimated annual effective income tax rate, applied to the pre-tax income as of the six months ended June 30, 2007 and 2006, respectively.

This resulted in net income of $16.0 million and $15.0 million being recorded during the six months ended June 30, 2007 and 2006, respectively, and $0.79 earnings per share in 2007 in comparison to $0.70 earnings per share in 2006.

Liquidity and Capital Resources

Net cash provided by operations for the six months ended June 30, 2007 and 2006 was $56.7 million and $40.9 million, respectively. The $15.9 million increase in cash flow from operations was primarily related to the net effect of a $12.6 million increase in participants’ deposits collected in the period and a $15.0 million decrease in accounts payable and accrued liability payments during the period, netted with a $10.8 million increase in prepaid program deposits for future travel programs. Participant deposits and accounts payable have increased due to the increased number of delegates traveling in 2007 and 2008 compared to 2006.

Net cash used in investing activities for the six months ended June 30, 2007 and 2006 was $5.6 million and $21.7 million, respectively. The $16.2 million decrease was primarily related to the purchase of available-for-sale securities netted with increased property and equipment expenditures during 2007 related to the construction of a new corporate headquarters.

Net cash used in financing activities for the six months ended June 30, 2007 and 2006 was $36.7 million and $3.9 million, respectively. The net change in financing activities was a result of $1.0 million increased cash dividends to our shareholders and $34.2 million increased repurchases of our common stock. During the six months ended June 30, 2007, we paid $4.5 million in cash dividends.

At June 30, 2007, we had $139.3 million of cash, cash equivalents, and available-for-sale securities, including program participant funds of $137.5 million. At June 30, 2006, we had $150.5 million of cash, cash equivalents, restricted cash and available-for-sale securities, including program participant funds of $111.8 million.

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

Deployable Cash Reconciliation (in thousands)
	June 30, 2007	June 30, 2006	December 31, 2006

Cash, cash equivalents and available-for-sale securities	$139,284	$150,505	$133,134
Prepaid program cost and expenses	61,577	48,547	3,786
Less: Participants’ deposits	(137,516)	(111,770)	(60,651)
Less: Accounts payable/accruals/other liabilities	(29,469)	(15,668)	(8,131)
Less: Current portion of long term capital lease	(196)	(185)	(191)
Deployable cash	$33,680	$71,429	$67,947

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

We do not have any material capital expenditure commitments for 2007, not already presented within our June 30, 2007 financial statements or discussed in our current report on Form 8-K filed on September 29, 2006. We believe that existing cash and cash equivalents and cash flows from operations will be sufficient to fund our anticipated operating needs and capital expenditures through 2007. For a more complete discussion of these and other contractual factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Uncertainty in Income Taxes

In June 2006, the FASB issued FASB FIN 48. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely–than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, we adopted the provisions of FIN 48. There was no material effect on the financial statements. As a result, there was no cumulative effect related to adopting FIN 48. However, certain amounts have been reclassified in the statement of financial position in order to comply with the requirements of the statement.

As of January 1, 2007, we provided a liability for approximately $164,000 of unrecognized tax benefits, of which $163,000 was interest related to various federal and state income tax matters. The majority of unrecognized tax benefits consisted of items that are offset by deferred tax assets and the federal tax benefit of state income tax items. Thus, the amount that would impact our effective tax rate, if recognized, is insignificant. The liability decreased to zero and an insignificant amount of interest was recognized during the quarter ended June 30, 2007 due to a settlement with the Internal Revenue Service. We have accounted for interst and penalities related to uncertain tax positions as part of income tax expense.

We file tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the year ending December 31, 2006. Our state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2002 through 2006.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. Rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007. Therefore, we anticipate adopting this standard as of January 1, 2008. We have not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159. SFAS 159 gives entities the option to measure eligible financial assets and liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. Therefore, we anticipate adopting this standard as of January 1, 2008. We have not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of June 30, 2007, the end of the period covered by this report, our chief executive officer and chief financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

In the three months ended, June 30, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1A. Risk Factors

There have been no significant changes to our risk factors, as discussed in Item 1A Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 other than as described in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007. The risk factors therein could materially and adversely affect our future operating results and could cause actual results to differ materially from those predicated in forward-looking statements we make about our business.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders on May 2, 2007, the following matters were voted upon:

(a)	Election of Directors: The following three directors will hold office for a three-year term or until their respective successors are duly elected and qualified:

Nominee	Votes for	Votes withheld
Richard Lopez Valencia	16,176,855	1,403,618
Jeffery D. Thomas	17,386,267	194,206
Richard D.C. Whilden	16,028,981	1,551,492

Item 6. Exhibits

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

AMBASSADORS GROUP, INC.

Date: August 3, 2007	By:	/s/ CHADWICK J. BYRD
Chadwick J. Byrd
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002