Form 10-Q
period 2007-10-12
AMBASSADORS GROUP INC
filed 2007-11-08
CIK 1162315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________ .

Commission file number 0-26420

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	91-1957010 (I.R.S. Employer Identification No.)

Dwight D. Eisenhower Building 2001 South Flint Road Spokane, WA (Address of Principal Executive Offices)	99224 (Zip Code)

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

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of October 30, 2007 was 19,486,043.

AMBASSADORS GROUP, INC.
FORM 10-Q QUARTERLY REPORT

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets	1
Consolidated Statements of Operations	2
Consolidated Statements of Comprehensive Income	3
Consolidated Statements of Cash Flows	4
Notes to Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	14
Item 4. Controls and Procedures	14

PART II – OTHER INFORMATION
Item 1A. Risk Factors	15
Item 6. Exhibits	15

SIGNATURES	16

EXHIBIT INDEX

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMBASSADORS GROUP, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
September 30, 2007 and December 31, 2006
(dollars in thousands, except share and per share data)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$14,382	$36,784
Available-for-sale securities	71,791	96,350
Foreign currency exchange contracts	2,929	2,571
Prepaid program costs and expenses	6,527	3,786
Other assets	550	675
Total current assets	96,179	140,166
Property and equipment, net	27,895	12,267
Deferred tax asset	1,743	1,328
Other long-term assets	171	192
Total assets	$125,988	$153,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,779	$2,941
Accrued expenses	8,031	3,922
Deferred tax liability	705	737
Other liabilities	—	1,268
Participants’ deposits	21,624	60,651
Capital lease	199	191
Total current liabilities	39,338	69,710
Long term liabilities:
Capital lease	46	196
Total liabilities	39,384	69,906

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 19,593,843 and 20,599,170 shares issued and outstanding, respectively	195	205
Additional paid-in capital	6,091	15,619
Retained earnings	78,359	66,587
Accumulated other comprehensive income	1,959	1,636
Total stockholders’ equity	86,604	84,047
Total liabilities and stockholders’ equity	$125,988	$153,953

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three and nine months ended September 30, 2007 and 2006
(dollars in thousands, except per-share amounts)

	Nine months ended		Three months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenue, non-directly delivered programs	$80,997	$65,222	$42,571	$33,174
Gross revenue, directly delivered programs	27,185	17,789	9,567	5,532
Total Revenue	108,182	83,011	52,138	38,706

Cost of sales, directly delivered programs	15,916	10,233	6,169	3,613
Gross Margin	92,266	72,778	45,969	35,093

Operating Expenses:
Selling and marketing	29,066	22,925	10,185	9,176
General and administrative	9,503	6,707	3,479	2,399
Total Operating Expenses	38,569	29,632	13,664	11,575
Operating Income	53,697	43,146	32,305	23,518

Other income:
Interest income	3,337	3,626	1,000	1,263
Income before income taxes	57,034	46,772	33,305	24,781
Income tax provision	18,565	14,654	10,801	7,682
Net income	$38,469	$32,118	$22,504	$17,099

Net income per share — basic	$1.98	$1.56	$1.16	$0.83
Weighted-average common shares outstanding — basic	19,423	20,559	19,394	20,609
Net income per share — diluted	$1.91	$1.50	$1.12	$0.80
Weighted-average common shares outstanding — diluted	20,172	21,390	20,125	21,418

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the three and nine months ended September 30, 2007 and 2006
(dollars in thousands)

	Nine months ended		Three months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$38,469	$32,118	$22,504	$17,099
Unrealized gain (loss) on foreign currency exchange contracts, net of income tax benefit (provision) of $(125), $(908), $(565), and $14	233	1,675	1,049	(25)
Unrealized gain (loss) on available-for-sale securities, net of income tax (provision) of $(49), $(42), $(86), and $(86)	90	95	159	160
Comprehensive income	$38,792	$33,888	$23,712	$17,234

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30, 2007 and 2006
(dollars in thousands)

	2007	2006
Cash flows from operating activities:
Net income	$38,469	$32,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,632	1,083
Stock-based compensation	1,450	1,561
Write-down of property and equipment	336	—
Excess tax benefit from stock-based compensation	(2,696)	(1,703)

Change in assets and liabilities:
Prepaid program costs and expenses	(2,741)	(4,331)
Accounts payable and accrued expenses	12,128	3,537
Participants’ deposits	(39,027)	(17,946)
Other current assets	(98)	(699)
Net cash provided by operating activities	9,453	13,620
Cash flows from investing activities:
Net change in available-for-sale securities	24,698	(4,593)
Purchase of property and equipment and other	(18,726)	(4,318)
Net cash provided by (used in) investing activities	5,972	(8,911)
Cash flows from financing activities:
Dividend payment to shareholders	(6,712)	(5,278)
Repurchase of common stock	(35,621)	(2,984)
Proceeds from exercise of stock options	1,952	1,397
Excess tax benefit from stock-based compensation	2,696	1,703
Capital lease payments and other	(142)	(134)
Net cash used in financing activities	(37,827)	(5,296)
Net decrease in cash and cash equivalents	(22,402)	(587)
Cash and cash equivalents, beginning of period	36,784	26,916
Cash and cash equivalents, end of period	$14,382	$26,329

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

In our opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position at September 30, 2007 and December 31, 2006, our results of operations for the three and nine months ended September 30, 2007 and 2006, and our cash flows for the nine months ended September 30, 2007 and 2006.

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

The following table presents a reconciliation of basic and diluted earnings per share (“EPS”) computations and the number of dilutive securities (stock options and grants) that were not included in the dilutive EPS calculation because they were anti-dilutive (in thousands, except per-share amounts):

	Nine months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006
Numerator:
Net income for basic and diluted earnings per share	$38,469	$32,118	$22,504	$17,099
Denominator:
Weighted-average shares outstanding – basic	19,423	20,559	19,394	20,609
Effect of dilutive common stock options	665	781	638	753
Effect of dilutive common stock grants	84	50	93	56
Weighted average shares outstanding – diluted	20,172	21,390	20,125	21,418
Net income per share – basic	$1.98	$1.56	$1.16	$0.83
Net income per share - diluted	$1.91	$1.50	$1.12	$0.80

AMBASSADORS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended September 30, 2007 and 2006, and for the nine months ended September 30, 2007 the effects of a negligible number of stock options have been excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive. For the nine months ended September 30, 2006, the effects of approximately 116,000 stock options have been excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

3. Accounting for Stock-Based Compensation

Effective November 2001, we adopted our 2001 Equity Participation Plan (the “Plan”). The Plan provides for the grant of stock options, awards of restricted stock, performance or other awards or stock appreciation rights to our directors, key employees and consultants. The maximum number of shares which may be awarded under the Plan is 3.6 million shares, and approximately 0.8 million shares remain available for future issuance as of September 30, 2007.

Under the terms of the Plan, restricted stock grants follow the same grant price parameters as options. The Compensation Committee of the Board of Directors (the “Compensation Committee”) also establishes the vesting period of the grants, which is generally set at 100 percent at the conclusion of one to four years. Our key employees who have been awarded stock grants and are full time employees are subject to a four year vesting period, while members of our Board of Directors who have been awarded stock grants are subject to a one year vesting period. During the three months ended September 30, 2007 and 2006, 1,400 and no restricted stock grants were granted to our Board of Directors or key employees, and during the nine months ended September 30, 2007 and 2006, approximately 3,900 and 3,100 restricted stock grants were granted to our Board of Directors or key employees, respectively.

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

Total stock-based compensation expense recognized in the consolidated statement of operations for the quarter ended September 30, 2007 was $0.5 million before income taxes. Of the total stock-based compensation expense during the quarter, stock option expense was $0.2 million, restricted stock grant expense was $0.2 million, and the related total tax benefit was $0.1 million. Total stock-based compensation expense recognized in the consolidated statement of operations for the nine months ended September 30, 2007 was $1.4 million before income taxes. Of the total stock-based compensation expense during this time period, stock option expense was $0.7 million, restricted stock grant expense was $0.7 million, and the related total tax benefit was $0.4 million.

AMBASSADORS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the nine months ending September 30, 2007 and 2006. No stock options were granted during the three months ended September 30, 2007 or 2006.

	Nine months ended September 30, 2007			Nine months ended September 30, 2006
Expected dividend yield	1.47%		1.23%
Expected stock price volatility	37.70%		37.09%
Risk-free interest rate	4.63%		5.11%
Expected life of options	4.55	years	8.89	years
Estimated fair value per option granted	$11.01		$12.99

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of our stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. We have also included our anticipated dividend yield based on quarterly cash dividends paid to our shareowners during 2007 and 2006. Additionally, an annualized forfeiture rate of 8.0 percent is used as a best estimate of future forfeitures based on our historical forfeiture experience. Under the true-up provisions of Statement of Financial Accounting Standard No. 123, “Share-Based Payment” (“SFAS 123(R)”), the stock-based compensation expense will be adjusted in later periods if the actual forfeiture rate is different from the estimate.

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

Stock option and restricted stock transactions during the nine months ended September 30, 2007 were as follows:

	Number	Weighted Average	Weighted Average Remaining	Aggregate Intrinsic Value
	of Shares	Exercise Price	Contractual Life	(in thousands)
Outstanding, December 31, 2006	1,753,363	$9.79
Granted	33,586	28.69
Exercised	(289,483)	6.74
Canceled	(11,491)	26.68
Outstanding, September 30, 2007	1,485,975	$10.70	5.22	$40,722
Exercisable, September 30, 2007	940,293	$7.96	4.73	$28,345

The aggregate intrinsic value in the table above is before applicable income taxes, based on our $38.10 closing stock price at September 30, 2007, which would have been received by the optionees had all options been exercised on that date. As of September 30, 2007, total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock grants was approximately $3.4 million, which is expected to be recognized over a period of approximately 3.7 years. During the three and nine months ended September 30, 2007, the total intrinsic value of stock options exercised was $2.0 million and $7.9 million, and the total fair value of options vested was $0.2 million and $0.4 million, respectively.

AMBASSADORS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about our common stock options and restricted grants as of September 30, 2007:

	Options and Grants Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.00 - $3.47	172,066	1.79	$-	2,566	$3.11
3.48 - 6.93	688,143	4.07	5.62	688,143	5.62
6.94 - 10.40	134,885	5.80	9.20	101,035	9.02
10.41 - 13.86	51,575	6.19	11.76	31,875	11.82
13.87 - 17.33	149,292	7.21	16.65	70,299	16.65
20.80 - 24.26	53,000	7.87	21.09	17,500	21.09
24.27 - 27.72	207,746	8.59	27.11	27,411	26.80
27.73 - 31.19	15,609	9.06	29.48	1,464	27.89
31.20 - 34.65	13,659	9.60	34.65	-	-
	1,485,975	5.22	$10.55	940,293	$7.96

4. Uncertainty of Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109, Accounting for Income Taxes (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely–than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, we adopted the provisions of FIN 48. There was no material effect on the financial statements, and as a result, there was no cumulative effect related to adopting FIN 48. However, certain amounts have been reclassified in the statement of financial position in order to comply with the requirements of the statement.

As of January 1, 2007, we provided a liability for approximately $164,000 of unrecognized tax benefits, of which $163,000 was interest, related to various federal and state income tax matters. The majority of unrecognized tax benefits consisted of items that are offset by deferred tax assets and the federal tax benefit of state income tax items. Thus, the amount that would impact our effective tax rate, if recognized, is insignificant. The liability decreased to zero and an insignificant amount of additional interest was recognized during the quarter ended June 30, 2007 due to a settlement with the Internal Revenue Service. No interest was recognized during the quarter ended September 30, 2007.  No penalties were recognized during the three and nine months ended September 30, 2007. Our policy is to account for interest and penalties related to uncertain tax positions as part of income tax expense.

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

AMBASSADORS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Statements contained in this Quarterly Report on Form 10-Q, which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, without limitation, statements in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, regarding matters which are not historical fact, including our intent, belief or current expectations of our Company or our officers with respect to, among other things, trends in the travel industry, business and growth strategies, use of technology, ability to integrate acquired businesses, future actions, future performance or results of operations, the outcome of contingencies such as legal proceedings.

Forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include factors affecting the travel industry generally, competition, our ability to successfully integrate the operations of existing or acquired companies, and a variety of factors such as conflict in Iraq and the Middle East, periods of international unrest, the outbreak of disease, changes in the direct-mail environment, recession, weather conditions and concerns for passenger safety that could cause a decline in travel demand, as well as the risk factors, and other factors as may be identified from time to time in our Securities and Exchange Commission filings or in our press releases. For a more complete discussion of these risks, please refer to Item 1A Risk Factors disclosure in our Annual Report on Form 10-K filed on March 9, 2007 and those factors set forth under Part II, Item 1A Risk Factors set forth in this Quarterly Report on Form 10-Q.

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

We were founded in 1967, were reincorporated in Delaware in 1995, and operated as Ambassadors Education Group, a wholly owned subsidiary of Ambassadors International, Inc. until February 2002, at which time we spun off to operate as an independent stand-alone company beginning in March, 2002. Since then, our common stock has traded on The NASDAQ Stock Market under the ticker symbol “EPAX”. The consolidated financial statements include the accounts of Ambassadors Group, Inc. and our wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Comparison of the Three Months Ended September 30, 2007 to the Three Months Ended September 30, 2006

Total revenue increased 35 percent to $52.1 million from $38.7 million, and gross margin increased 31 percent to $46.0 million from $35.1 million during the third quarter 2007 in comparison to the third quarter 2006. The increase in total revenue and gross margin was a direct result of traveling 24,475 delegates in the third quarter 2007 in comparison to 19,500 delegates in the third quarter 2006.

Selling and marketing expenses were $10.2 million and $9.2 million during the third quarters of 2007 and 2006, respectively. The $1.0 million increase was spent primarily toward increased personnel to support higher business volumes during 2007 compared to 2006, as well as additional marketing expenses during 2007 for our 2008 travel programs. General and administrative expenses increased $1.1 million to $3.5 million from $2.4 million as a result of higher business volumes, increased personnel to support the increased delegates traveling on our programs, and planned investments in our organizational and technical capabilities.

Other income consists primarily of interest income generated by cash, cash equivalents and available-for-sale securities. Interest income recognized decreased $0.3 million to $1.0 million from $1.3 million during the quarters ended September 30, 2007 and 2006, respectively. This decreased interest income was primarily due to interest income on lower cash, cash equivalents and available-for-sale security balances held during the quarter ended September 30, 2007 than those held during the quarter ended September 30, 2006. These decreased balances were a result of $35.6 million expenditures on share repurchases and $18.7 million on capital expenditures primarily relating to our new office facility and new equipment.

The income tax provision has been recorded based on a 32.5 percent and 31.3 percent estimated annual effective income tax rate, applied to the pre-tax income for the quarters ended September 30, 2007 and 2006, respectively. The difference from the statutory rate of 35 percent is primarily due to tax exempt interest.

This resulted in net income of $22.5 million and $17.1 million, and $1.12 and $0.80 earnings per share being recorded during the third quarters of 2007 and 2006, respectively.

Comparison of the Nine Months Ended September 30, 2007 to the Nine Months Ended September 30, 2006

Total revenue increased to $108.2 million from $83.0 million, and gross margin increased to $92.3 million from $72.8 million in the first nine months of 2007 versus the same time period in 2006. The 27 percent increase in gross margin was a direct result of traveling 23 percent more delegates in the first nine months of 2007 than the same period of 2006. We traveled 49,900 delegates year to date in 2007 in comparison to 40,600 delegates year to date in 2006.

Selling and marketing expenses were $29.1 million and $22.9 million year to date 2007 and 2006, respectively. The $6.1 million increase was spent primarily toward increased personnel to support higher business volumes during 2007 compared to 2006, as well as additional marketing expenses during 2007 for our 2008 travel programs. General and administrative expenses were $9.5 million and $6.7 million year to date 2007 and 2006, respectively. The $2.8 million increase resulted from additional expenses supporting the increased number of delegates traveling during 2007and planned investments in our organizational and technical capabilities.

Other income in the first nine months of 2007 and 2006 consists primarily of interest income generated by cash, cash equivalents and available-for-sale securities. Interest income decreased to $3.3 million from $3.6 million when comparing the nine months ending September 30, 2007 and 2006, due to lower cash, cash equivalents and available-for-sale security balances held during the period ended September 30, 2007.

The income tax provision has been recorded based on a 32.5 percent and 31.3 percent estimated annual effective income tax rate, applied to the pre-tax income as of the nine months ended September 30, 2007 and 2006, respectively.

This resulted in net income of $38.4 million and $32.1 million, and $1.91 and $1.50 earnings per share being recorded during the nine months ended September 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

Net cash provided by operations for the nine months ended September 30, 2007 and 2006 was $9.5 million and $13.6 million, respectively. The $4.2 million decrease in cash flow from operations primarily resulted from the net effect of $6.4 million increased year over year net income, $21.1 million decreased participant’s deposits for future travel, and $8.7 million increased accounts payable and accrued expenses.

Net cash provided by investing activities for the nine months ended September 30, 2007 was $6.0 million and the net cash used by investing activities for the nine months ended September 30, 2006 was $8.9 million. The $14.9 million fluctuation was primarily related to the timing of available-for-sale security purchases and expenditures in 2007 related to the construction of a new office facility.

Net cash used in financing activities for the nine months ended September 30, 2007 and 2006 was $37.8 million and $5.3 million, respectively. The net change in financing activities primarily resulted from $1.4 million increased cash dividends to our shareholders and $32.6 million increased activity in our share repurchase plan. During 2007, we paid $6.7 million in cash dividends and $35.6 million in stock repurchases.

At September 30, 2007, we had $86.2 million of cash, cash equivalents and available-for-sale securities, including program participant funds of $21.6 million. At September 30, 2006, we had $120.7 million of cash, cash equivalents, restricted cash and available-for-sale securities, including program participant funds of $29.5 million.

Net Enrollments
Net enrollments consist of all individuals traveled year to date as of the most recent quarter end plus those actively enrolled for future travel.

Net Enrollments for 2007
As of October 16, 2007, we had 52,600 net enrolled participants for our 2007 travel programs compared to 43,100 net enrolled participants as of the same date last year for our 2006 travel programs.

Net Enrollments for 2008
As of October 16, 2007, we had 26,200 net enrolled participants for our 2008 travel programs compared to 37,300 net enrolled participants as of the same date last year for our 2007 travel programs The decrease in enrollments is believed to be caused by inflationary pressures on 2008 program costs, an underperforming name source used to identify potential delegates, and the current economic uncertainty. We believe the decrease in net enrollments for our 2008 programs will negatively impact 2008 earnings; however, it is too early to assess the full extent of this impact. We have taken, and will continue to take, measures to mitigate these negative impacts. However, there can be no assurances that any of these measures will have any success, and if so, to what extent.

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

Deployable Cash Reconciliation (in thousands)
	September 30, 2007	September 30, 2006	December 31, 2006

Cash, cash equivalents and available-for-sale securities	$86,173	$120,747	$133,134
Prepaid program cost and expenses	6,527	5,927	3,786
Less: Participants’ deposits	(21,624)	(29,517)	(60,651)
Less: Accounts payable/accruals/other liabilities	(16,810)	(10,955)	(8,131)
Less: Current portion of long term capital lease	(199)	(188)	(191)
Deployable cash	$54,067	$86,014	$67,947

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

We do not have any material capital expenditure commitments for 2007, not already presented within our September 30, 2007 financial statements. We believe that existing cash and cash equivalents and cash flows from operations will be sufficient to fund our anticipated operating needs and capital expenditures through 2007 and 2008. For a more complete discussion of these and other contractual factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2006, along with our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed during 2007.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We consider our policies associated with cash and cash equivalents, available-for-sale securities, income taxes, derivative financial instruments, stock-based compensation and contingencies and litigation to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. With the adoption of FIN 48 at the beginning of 2007, we have added to our existing income tax accounting policy, as follows:

Uncertainty in Income Taxes

For discussion of the uncertainty in income taxes critical accounting policies and estimates, please  refer to footnote 4 in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Recently Issued Accounting Pronouncements

For discussion of the recently issued accounting pronouncements, please  refer to footnote 5 in the Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of September 30, 2007, the end of the period covered by this report, our chief executive officer and chief financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

In the three months ended, September 30, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A. Risk Factors

We consider our risk factors to include risks within the travel industry, international operations and natural occurrences, terrorism, seasonality and fluctuation in quarterly results, competition, dependence on People to People International, dependence on travel suppliers, dependence on key personnel, marketing, government regulation and taxation, fluctuation of currency exchange rates and increased costs, casualty losses, growth, acquisitions, and alliances, concentration of credit risk, and risks relating to the securities markets and ownership of our common stock, as discussed in further detail in Item 1A Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

Marketing

A portion of our marketing performance is dependent upon the success of names sources used to identify potential participants for our programs. Failure or underperformance of a names source, in conjunction with our performance in the direct mail and local informational meetings, could materially and adversely affect the number of participants who enroll for travel.

Travel Industry; Fluctuation of Currency Exchange Rate; Increased Costs

The success of our enrollment volume may be affected by the inflationary pressures of increased costs. The weakening dollar value within the global market and increased fuel prices may affect the pricing of our travel programs, which in turn could have a material adverse affect on our business, financial condition, cash flows, and results of operations.

The risk factors discussed in Item 1A Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007, and those discussed in this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 could materially and adversely affect our future operating results and could cause actual results to differ materially from those predicated in forward-looking statements we make about our business.

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

AMBASSADORS GROUP, INC.

Date: November 8, 2007	By:	/s/ CHADWICK J. BYRD
Chadwick J. Byrd
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002