Form 10-K
period 2007-12-31
AMBASSADORS GROUP INC
filed 2008-03-06
CIK 1162315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission file number: 0-33347

(Exact Name of Registrant as Specified in Its Charter)

Delaware	91-1957010
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Dwight D. Eisenhower Building 2001 South Flint Road Spokane, WA	99224
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (509) 568-7800

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 Par Value	The NASDAQ Stock Market
(Title of Class)	(Name of each exchange on which registered)

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
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes
☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the Common Stock on the NASDAQ Stock Market on June 29, 2007, was $438.8 million. Shares of Common Stock held by each executive officer and director, and by each entity that owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock outstanding as of February 22, 2008 was 19,125,415.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

PART I

Item 1.           Business

Ambassadors Group, Inc. (“Ambassadors,” “we,” “us” or “our”) is a leading educational travel company that organizes and promotes international and domestic programs for students, athletes and professionals. We were founded in 1967, reincorporated in Delaware in 1995, and operated as Ambassadors Education Group, a wholly owned subsidiary of Ambassadors International, Inc. (“International”) until February 2002. Effective February 28, 2002, we spun off from International by virtue of a special stock dividend to International’s shareholders of all of the outstanding shares of our Company that International owned (the “Distribution”). Beginning March 1, 2002, we began operating as an independent stand-alone company. Trading of our Common Stock on the NASDAQ Stock Market began on March 1, 2002 under the symbol “EPAX.”

Our business consists of several specialized private-label educational travel programs, including (i) the “People to People Student Ambassador Programs” (“Student Ambassador Programs”), which provide opportunities for grade school, middle school and high school students to visit domestic and foreign destinations to learn about the history, government, economy and culture of such countries, (ii) the “People to People Sports Ambassador Programs” (“Sports Ambassador Programs”), which provide opportunities for middle school and high school athletes to participate in international sports challenges, (iii) the “People to People Leadership Summit,” “People to People Future Leaders Summit,” and “World Leadership Forum” (“Student Leader Programs”), which provide domestic travel experiences for grade school, middle school and high school students emphasizing leadership, community involvement, and government education, and (iv) the “People to People Citizen Ambassador Programs” (“Citizen Ambassador Programs”), which provide foreign travel experiences for professionals, with emphasis on meetings and seminars between delegates and persons in similar professions abroad.

Since 1995, we have expanded our operations primarily through internal growth and two acquisitions of travel related businesses. Since 1963, we have organized programs for nearly 439,000 students, adults and athletes. Our educational travel programs feature visits abroad, including, but not limited to, Antarctica, Australia, China, France, Germany, Great Britain, Italy, South Africa, and New Zealand. In 2007, 52,661 delegates traveled on our programs to 44 countries on seven continents, including students from over 100 different countries.

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

People to People was founded by President Dwight D. Eisenhower in 1956 and was originally administered by the U.S. State Department. Eight U.S. presidents since President Eisenhower have served as the honorary chairman of People to People, including President George W. Bush, who currently holds that position. Mary Eisenhower, the president and chief executive officer of People to People, also continues her grandfather’s legacy by serving the organization.

We believe that our 41 years of continuous experience, relationships arising from organizing travel programs, and our association with People to People have provided the foundation for our Company. This foundation allows us to develop and maintain strong strategic alliances and a competitive edge in the educational and travel industries at a competitive program cost. This foundation also allows us to provide high-quality and unique educational programs and customer service. We intend to continue to grow our business internally through marketing enhancements, new programs and strategic alliances, and may make selective acquisitions of and/or joint agreements with travel, education, and direct marketing related businesses.

Our principal offices are located in Spokane, Washington USA.

Student Ambassador Programs

Our Student Ambassador Programs provide an educational opportunity for students in grade school, middle school and high school to travel to one or more foreign countries or domestically, to learn about the history, government, economy and culture of such countries. We market our Student Ambassador Programs through a combination of direct mail and local informational meetings primarily from August through January. Our representatives review candidate applications and conduct selection interviews throughout the country. Accepted applicants participate in orientation meetings to prepare for their educational travel programs.

Our Student Ambassador Program delegations depart primarily during the summer months, June through August, and generally travel for approximately 14 to 23 days, during which time each delegation visits one or more countries. Each delegation generally consists of approximately 30 to 40 students and is accompanied by several teachers and local guides in each country who assist the delegations for the duration of each program. Teachers and students comprising a delegation generally come from the same locale.

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

Eligible students who complete certain written assignments and other projects can receive high school and university credit for their participation in the program. Universities recognizing academic credit include, but are not limited to, Stanford University; Princeton University; Yale University; the University of California, Los Angeles; the University of Washington; MIT (Massachusetts Institute of Technology); Brown University; Johns Hopkins University; Columbia University; Cornell University; Dartmouth College and Georgetown University. In addition, high school students who successfully complete the program may be eligible to receive service-learning credits, which have become a high school graduation requirement in many curricula countrywide.

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

Delegates in the Sports Ambassador Programs depart during the summer months, June through August, and travel for approximately nine to fourteen days. Teams are formed based on gender and age, and most teams comprise athletes from several different states. During a three- to four-day training camp, all athletes participate in an individual skill assessment, after which rosters are formed to ensure balanced and competitive teams. After the formation of rosters, the rest of the training camp focuses on team practice and fundamentals in preparation for the ensuing tournament competition. In each tournament, we have contracts with overseas tournament organizers to provide day-to-day coordination and oversight of the programs. Additionally, athletes participate in sports nutrition, psychology, leadership, physical training and international cultural excursions.

Eligible athletes who complete certain written assignments and projects can receive university credit for their participation in the program. Universities recognizing academic credit include, but are not limited to, Stanford University; Princeton University; Yale University; the University of California, Los Angeles; the University of Washington; MIT (Massachusetts Institute of Technology); Brown University; Johns Hopkins University; Columbia University; Cornell University; Dartmouth College and Georgetown University.

Student Leader Programs

Our Student Leader Programs provide the opportunity for motivated students with academic promise, leadership potential and a desire to serve their communities to travel domestically and internationally to exchange ideas with renowned speakers, field specific experts, professional educators and their peers. These programs are specifically designed for students in grade school, middle school and high school. In addition to the academic coursework, delegates engage in specially designed team-building and leadership-building exercises.

We market the Student Leader Programs through a direct-mail marketing effort throughout the year, and they travel throughout the year for approximately seven to ten days. They include group discussions, workshops, educational meetings and other social and recreational activities. Programs originate from our internal marketing and research staff, who identify academic topics, speakers and facilitators. During 2005 we began to organize and operate all activities of most of our Student Leader Programs, including speakers, facilitators, events, accommodations and transportation. Previously, these activities were provided by outside vendors.

Delegates traveling on these programs may be eligible to receive transferable high school or university credits as part of the academic program. Universities recognizing academic credit include, but are not limited to, Stanford University; Princeton University; Yale University; the University of California, Los

Angeles; the University of Washington; MIT (Massachusetts Institute of Technology); Brown University; Johns Hopkins University; Columbia University; Cornell University; Dartmouth College and Georgetown University. In addition, students who successfully complete the program may be eligible to receive service-learning credits, which have become a high school graduation requirement in many curricula countrywide.

Citizen Ambassador Programs

Our Citizen Ambassador Programs provide professionals with common interests the opportunity to travel abroad to meet and exchange ideas with foreign citizens who have similar backgrounds, interests or professions. Citizen Ambassador Programs are developed and travel throughout the year. Direct-mail invitations are sent to candidate delegates approximately six to eight months prior to the travel period for the delegation. Each program is designed to meet the interests of the individual delegates, and travels for eight to twelve days, with an optional additional cultural exchange following each program. Programs originate from our internal development and research staff, who identify potential delegation topics and leaders. Professional programs have been conducted in such areas as agriculture, economics, education, law, medicine and science. Many of our professional programs provide continuing educational credit for the delegates as part of the program experience. Continuing education credits are granted through alliances with professional and academic institutions, including the American College of Medical Quality, the University of Pittsburgh, the American Bar Association, many state bar associations and other professional associations and societies.

We believe that our Citizen Ambassador Programs provide delegates with enriching experiences and deeper understandings of foreign cultures and people than visits arranged independently or through travel agencies. Unlike travel programs provided by travel agencies, these professional exchanges are intended largely as working programs, with a significant amount of the participant’s time involved in organized meetings, seminars and round-table discussions with their foreign counterparts; visits to major foreign facilities and institutions; and informal gatherings with foreign counterparts. Each program is led by a delegation leader chosen by us based upon his or her recognition in the field and expertise regarding the special focus of the particular program.

Academic Accreditation

Since 2004, we have been academically accredited through the Northwest Association of Accredited Schools. We developed the Washington School of World Studies to provide an opportunity for middle school, junior high and high school students to earn academic credit through their participation in the Student Ambassador Programs, Sports Ambassador Programs or Student Leader Programs. The courses offered by the Washington School of World Studies emphasize the total learning experience of the participant while preparing for and participating in the selected program. In addition to elective academic credit, students are eligible to earn service-learning credits on select programs after successfully completing the course requirements. Since inception, the Washington School of World Studies has granted approximately 138,400 academic and service-learning credits.

Our delegates are also able to earn academic credit through Eastern Washington University’s Eisenhower Center (“EWU”). Student Ambassadors in grades nine through 12 may enroll in EWU courses and earn up to 12 credits. In addition, Student Ambassadors in grades seven and eight are eligible to earn one credit per course. Between 1980 and 2007, Student Ambassadors transferred more than 41,700 college credits from EWU to universities of their choice.

Strategic Alliances

Alliances with Students on Ice, Inc. and Full On (Europe) Limited provide adventure and quality for our Student and Citizen Ambassador Programs. These agreements prescribe the nature, scope and pricing of the travel services provided to our delegates. An alliance with SafeTravel, Inc., exhibits our adherence to safety on all our programs.

We have also entered into alliances with the American College of Medical Quality, the American Bar Association and the University of Pittsburgh to provide continuing education credits on our Citizen Ambassador Programs.

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

Employees

On December 31, 2007, we employed 276 employees, of which 272 were full-time employees. Of our full-time employees, 267 are located in Spokane, Washington and five are located in Washington, D.C. We have 203 full-time employees engaged in selling and marketing and 69 full-time employees in general and administrative positions. We also employ a temporary workforce on a seasonal basis to assist with our direct marketing efforts in recognition of the fact that our travel programs are seasonal in nature. None of our employees are subject to collective bargaining agreements or are represented by a union. We believe that our labor relations are good.

Competition

The travel industry and the educational segment within the travel industry are highly competitive. Our Student Ambassador Programs, Sport Ambassador Programs, and Student Leader Programs compete with similar educational travel programs operated by other individuals and organizations, as well as independent programs organized and sponsored by local teachers with the assistance of local travel agents. Our Sports Ambassador Programs also compete with independent organizations, which coordinate and travel already intact teams for international competition. Citizen Ambassador Programs compete with independent professional associations that sponsor and organize their own travel programs through the assistance of local travel agents, and other organizations that design travel programs and continuing professional education for adults.

We believe that the principal basis of competition in the educational segment of the market is the quality and uniqueness of the educational program offered, customer service, safety, reputation and program cost. We believe that our 41 years of experience organizing student and professional educational programs and established relationships with public officials, organizations and residents in countries where we provide programs, as well as our agreements with People to People, allow us to provide an educational opportunity that is not easily duplicated by competitors’ programs.

We believe the barriers to entry are relatively low for any future competitors. Certain organizations engaged in the travel business could have substantially greater financial, marketing and sales resources than we do. There can be no assurance that our present or future competitors will not exert significant competitive pressures on us in the future.

Available Information

We are subject to the informational requirements of the Exchange Act that require us to file reports, proxy and information statements, and other information with the SEC. The public may read and copy our filings at the SEC’s Public Reference Room, 100 F. Street, N.E., Washington, D.C. 20549. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Similarly, we maintain a website at www.AmbassadorsGroup.com, where we make available our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practical after, or on the same day as, such material is electronically filed with or furnished to the SEC. We make these available free of charge.

BUSINESS STRATEGY

We believe that high-quality programs and exceptional customer service are and will remain key elements of our success. Our strategy is to maintain quality standards while increasing the volume of business. To grow the business, we intend to (i) expand the marketing and travel volume of existing student, sport, student leader and professional educational travel programs, (ii) introduce new student, sport, student leader and professional travel programs independently and through strategic alliances, and (iii) pursue acquisition opportunities.

Expand the Marketing and Travel Volume

U.S. Census data projects that there will be more than 41.1 million people in the 10- to 19-year-old age range by 2010. We believe that a large number of qualified students in this age group are not aware of our youth travel programs. In light of these factors, we intend to improve our marketing techniques by targeting additional age groups, making greater use of referrals from teachers, parents and past student travelers, and expanding and refining our extensive databases of potential delegates.

According to U.S. Census data, the number of Americans 45 to 74 years old is expected to grow substantially, increasing to more than 102.3 million people in 2010, from 80.8 million people in 2000. This trend is expected to benefit us, since this population segment historically has been the most likely to participate in one of our professional travel programs. In addition, we believe that American adults interested in traveling abroad will increasingly seek convenient and unique experiences. Consequently, we believe that the opportunity exists to expand the professional educational travel programs by continuing to improve the quality and number of specialty professional programs, including professional education credit opportunities and by exploring new country destinations. We continue to look for alliances with partners that have strong brand recognition and access to well-defined customer segments.

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

Travel Industry

Our results of operations will depend upon factors affecting the travel industry in general. Our enrollments and resulting revenues and earnings are especially sensitive to events that affect domestic and international air travel and the level of hotel reservations. A number of factors, including those mentioned above, a rise in fuel prices or other travel costs, excessive inflation, currency fluctuationsand the weakening dollar value within the global market, foreign taxation changes, extreme weather conditions and concerns about passenger safety could result in a temporary or longer-term overall decline in demand for our programs. Also, demand for our products and services may be significantly affected by the general level of economic activity and employment in the United Statesand key international markets. Therefore, any significant economic downturn or recession in the United Statesor these other markets could have a material adverse effect on our business, financial condition, cash flows and results of operations.

International Operations and Natural Occurrences

Our operations are subject to special risks inherent in doing business internationally, as substantially all of our travel programs are conducted outside the United States. In the past, gross program receiptsfrom programs to Europe, the South Pacific (Australia and New Zealand) and China have accountedfor a majority of our receipts. Risks inherent in doing business internationally include potential adverse effects from operations from war, U.S.military deployments, international and domestic terrorism, civil disturbances, political instability, governmental activities and deprivation of contract rights.

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

Terrorism

Terrorist attacks, such as the attacks that occurred in London on July 7 and 21, 2005, and in the United States on September 11, 2001, the continued U.S. military response, and other acts of violence or war have and will affect the travel industry generally, the markets in which we operate, as well as our operations and profitability. Further terrorist attacks against the United States or U.S. businesses and citizens at home and abroad may occur. The September 11 attacks had a very negative impact on domestic and international air travel and the travel industry in general. As a result, we experienced a significant decrease in profitability in 2002. The potential long-term effects of these attacks are uncertain for our customers, the market  for our

Common Stock, the markets for our services and the U.S. economy. The consequences of any terrorist attacks, or any armed conflicts including war which may result, are unpredictable, and we may not be able to foresee events that could have an adverse affect on our business or operations.

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

Competition

The travel industry in general and the educational segment of the travel industry is highly competitive and has relatively low barriers to entry. We compete with other companies that provide similar educational travel programs for students and athletes, as well as independent programs organized and sponsored by local teachers and coaches with the assistance of local travel agents. People to People, under the terms of its agreement with us, reserves the right to offer programs to college students for studies abroad and to grant other entities which we compete with, the right to use the People to People name in connection with People to People’s professional education and sports programs. In general, our Citizen Ambassador Programs compete with independent professional organizations that sponsor and organize their own travel programs through the assistance of local travel agents, and other organizations that offer travel programs and continuing education credits for adults. Some of our competitors are larger and have greater brand-name recognition and financial resources than we do. There can be no assurance that we will be able to compete successfully, and the failure to compete successfully may have a material adverse affect on our business, financial condition, cash flows and results of operations.

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

Marketing

Our performance is substantially dependent on the effectiveness of our direct marketing efforts, including but not limited to, names sources used to identify potential participants for our programs, direct mail and local informational meetings. Failure or underperformance of our marketing efforts or changes in the direct-mail environment could have a material adverse affect on our business, financial condition, cash flows and results of operations. Such changes in the direct-mail environment could include, but not be limited to, a threat of disease or bioterrorism within the mail environment and new or different regulatory schemes or changes in costs or services by the United States Postal Service.

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

Fluctuation of Currency Exchange Rate; Increased Costs

Many of our arrangements with our foreign-based suppliers require payment to be made in foreign currencies. Any decrease in the value of the U.S. dollar in relation to foreign currencies has the effect of increasing the cost of the services to be provided. Since late 1993, we generally have purchased forward contracts and options with less than two years’ maturity to help manage program costs and hedge against foreign currency valuation increases. While the ability to utilize forward contracts for the delivery of foreign currencies can mitigate the effect of increased program costs and foreign currency exchange fluctuations, there can be no assurance that increased program costs relating to such currency fluctuations will not be substantial in future periods. There can also be no assurance our hedging strategy will mitigate longer-term foreign exchange valuation trends. Our contract with delegates in our travel programs provides us the option of passing along to delegates any increase in program costs resulting from currency fluctuations. Although we have exercised this option in the past, there can be no assurance that we will be able to increase program prices to offset any such cost increases in the future and any failure to do so could have a material adverse affect on our business, financial condition, cash flows and results of operations.

Casualty Losses

Due to the nature of our business, we may be subject to liability claims arising out of accidents or disasters causing injury to delegates on our programs, including claims for serious personal injury or death. We believe that we have adequate liability insurance for risks arising in the normal course of business. Although we have experienced no claims for which we did not have adequate insurance coverage, there can be no assurance that insurance coverage will be sufficient to cover one or more large claims or that the applicable insurer will be solvent at the time of any covered loss. Further, there can be no assurance that we will be able to obtain insurance coverage at acceptable levels and cost in the future. Successful assertion against us of one or a series of large uninsured claims, or of one or a series of claims exceeding any insurance coverage could have a material adverse affect on our business, financial condition, cash flows and results of operations.

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

Our short term investments primarily consist of municipal bonds, variable rate municipal demand notes and various auction rate securities. The credit markets are currently experiencing significant uncertainty, and some of this uncertainty has impacted and may continue to impact the markets where our auction rate securities would be offered. Our investments are in high-quality, tax-exempt municipal obligations. Some of these investments are wrapped with insurance by various monoline bond insurers, and the underlying rating of all the municipalities represented in the portfolio at the year ended December 31, 2007 is investment grade. We do not currently have any direct exposure to collateralized debt obligations (“CDO”) or other similar structured securities. The emerging credit market conditions may have an impact to the liquidity of our auction rate securities, and may result in reclassification from short-term to long-term investments if future liquidity conditions mandate.

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
• General market conditions;
• Change in key employees;
• Domestic or international social and economic factors unrelated to our performance;
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

Item 1B.           Unresolved Staff Comments

None.

Item 2.           Properties

We constructed and own an office building, approximating 132,000 square feet, in which our headquarters are located in Spokane, Washington. During 2007, we vacated an office building and terminated the leases thereto,also in Spokane, Washington. See Note 5 in the Consolidated Financial Statements,Property Plant and Equipment.

We also occupy office space totaling approximately 2,400 square feet in Arlington, Virginia, pursuant to a lease which expires April 30, 2011.

Item 3.           Legal Proceedings

On January 28, 2008, Allen Hill and Sheryl Hill, etc., et al. brought an action against us in the Fourth Judicial District of the District Court for the County of Hennepin, State of Minnesota seeking damages for alleged wrongful death of a minor, breach of contract, invasion of privacy, violation of certain enumerated Minnesota statutes, fraud, consumer fraud and false statement in advertisement in connection with the death of a minor resulting from complications from diabetes,while participating in one of our student programsduring the summer of 2007. We have tendered our defense and indemnity under applicable insurance coverage,and defense counsel in Minneapolis, Minnesota has been assigned to represent us.

We are not a party to any other material pending legal proceedings other than ordinary routine litigation incidental to our business, the outcome of which we believe will not have a material adverse effect on our business, financial condition, cash flows or results of operations.

Item 4.           Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2007.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock has been traded on the NASDAQ Stock Market under the symbol “EPAX” since March 1, 2002.

As of February 22, 2008, the last reported sale price of our Common Stock was $18.97 The following table sets forth the high and low sale prices of a share of our Common Stock as reported on the NASDAQ Stock Market on a quarterly basis for our fiscal years ended December 31, 2007 and 2006.

	High	Low
Quarter ended March 31, 2007	$33.55	$27.98
Quarter ended June 30, 2007	$35.53	$32.51
Quarter ended September 30, 2007	$39.65	$34.02
Quarter ended December 31, 2007	$40.99	$17.09

Quarter ended March 31, 2006	$27.11	$23.25
Quarter ended June 30, 2006	$30.36	$24.99
Quarter ended September 30, 2006	$29.46	$24.83
Quarter ended December 31, 2006	$30.87	$25.71

Performance Graph

The following graph compares our cumulative total shareholder return with the NASDAQ Stock Market Index and the Russell 2000 Index. The graph assumes that $100 was invested on December 31, 2002 in our Common Stock and in each of the indexes mentioned above and that all dividends were reinvested.

The performance graph is being furnished by us and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed to be incorporated by reference in any filing under the Act, or the Exchange Act.

Holders of Record

As of February 22, 2008, there were approximately 63 holders of record of our Common Stock. This number does not include beneficial owners holding shares through nominee or street name.

Dividends

In November 2003, the Board of Directors initiated a dividend policy, payable on a quarterly basis. Each quarter, our Board of Directors reviews the dividend payment, assessing the amount, timing and alignment with its strategic direction.

On August 12, 2005, our Board of Directors declared a two-for-one stock split of our Common Stock in the form of a 100-percent common stock dividend, payable on September 15, 2005, to shareholders of record on August 31, 2005.

During 2006 and 2007, and through February 2008, our Board of Directors declared the following dividend payments:

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 17, 2006	March 3, 2006	March 17, 2006	$0.085
May 4, 2006	May 22, 2006	June 6, 2006	$0.085
August 11, 2006	August 25, 2006	September 8, 2006	$0.085
November 9, 2006	November 24, 2006	December 8, 2006	$0.115
February 15, 2007	March 1, 2007	March 15, 2007	$0.115
May 2, 2007	May 17, 2007	June 1, 2007	$0.115
August 10, 2007	August 24, 2007	September 7, 2007	$0.115
November 8, 2007	November 22, 2007	December 6, 2007	$0.115
February 12, 2008	February 27, 2008	March, 12, 2008	$0.115

Transfer Agent and Registrar

BNY Mellon Shareowner Services serves as transfer agent and registrar of our Common Stock.

Equity Compensation Plan Information

The following tables provide information as of December 31, 2007 about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans.
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,700,022	$ 10.97	541,153
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,700,022	$ 10.97	541,153

Issuer Purchases of Equity Securities

Between May 2004 and December 2006, our Board of Directors authorized the repurchase of up to $25.0 million of our Common Stock in the open market or through private transactions. On November 8, 2007, our Board of Directors increased the authorized Common Stock repurchase plan amounts to $45.0 million. During the quarter ended December 31, 2007, we repurchased 302,899 shares of our Common Stock for $5.5 million. Since inception through December 31, 2007, we have repurchased approximately 1,186,900 shares of our Common Stock, adjusted to reflect the effect of our two-for-one stock split of our Common Stock, for an approximate total of $25.1 million. As of December 31, 2007, approximately $19.9 million remained available for repurchase under the plan. Subsequent to December 31, 2007, through February 7, 2008, we repurchased approximately 0.2 million shares of our Common Stock for approximately $3.8 million.

Independent of this share repurchase plan, during the first quarter 2007, our board of directors approved a single repurchase of 1.2 million shares of common stock for approximately $33.0 million.

The following is a summary of issuer purchases of equity securities during the quarter ended December 31, 2007:
			Total Number of	Maximum Number
			Shares	(or Approximate
			Purchased as	Dollar Value) of
		Average	Part of Publicly	Shares that May
	Total Number	Price	Announced	Yet Be Purchased
	of Shares	Paid per	Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs
Available for repurchase at September 30, 2007				$5,443,060
October 1 – October 31, 2007	107,800	$18.66	107,800	3,431,535
November 1 – November 30, 2007	183,199	18.01	183,199	20,132,691
December 1 – December 31, 2007	11,900	18.17	11,900	19,916,484
	302,899	$18.28	302,899	$19,916,484

Recent Sales of Unregistered Securities
During the fiscal year ended December 31, 2007, we sold no equity securities that were not registered under the Act.

Item 6.           Selected Financial Data

This section presents our historical financial data, which should be read carefully with the financial statements included in this Form 10-K, including the notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The statement of operations data for each of the years in the three-year period ended December 31, 2007, and the balance sheet data as of December 31, 2007 and 2006 have been derived from audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2004 and 2003 and the balance sheet data as of December 31, 2005, 2004 and 2003 have been derived from the audited financial statements, which are not included in this Form 10-K. Historical results are not necessarily indicative of future results.

	December 31,

	2007(C)	2006(C)	2005	2004	2003
	(in thousands, except per share data)
Statement of Operations data:
Net revenue, non-directly delivered programs (A)	$84,512	$69,554	$64,321	$51,824	$37,665
Gross revenue, directly delivered programs	$30,021	$19,401	$4,969	-	-
Total revenue	$114,533	$88,955	$69,290	$51,824	$37,665
Cost of sales, directly delivered programs	$18,488	$11,473	$2,841	-	-
Gross margin	$96,045	$77,482	$66,449	$51,824	$37,665
Selling and marketing expenses	$38,943	$31,638	$27,574	$22,616	$18,534
General and administrative expenses	$15,274	$11,721	$8,185	$6,537	$4,566
Operating income	$41,828	$34,123	$30,690	$22,671	$14,565
Operating margin	44%	44%	46%	44%	39%
Net income	$31,047	$26,692	$22,410	$15,647	$10,154
Earnings per share – basic (B)	$1.60	$1.30	$1.10	$0.78	$0.51
Earnings per share – diluted (B)	$1.55	$1.25	$1.05	$0.75	$0.50

Balance sheet data:
Cash, cash equivalents and available-for-sale securities	$84,994	133,134	$116,604	$87,557	$67,525
Total assets	$121,704	$153,953	$125,046	$97,516	$79,321
Total stockholders’ equity	$72,400	$84,047	$66,502	$49,501	$40,809

Other key financial measures:
Cash flow from operating activities	$16,436	$37,207	$37,792	$27,906	$17,255
Cash flow provided by (used in) investing activities	$9,677	$(12,923)	$(15,592)	$(22,830)	$(10,749)
Cash dividends declared and paid	$(8,940)	$(7,655)	$(5,729)	$(4,630)	$(1,100)
Cash dividends declared and paid, per common share	$0.46	$0.37	$0.28	$0.23	$0.06
Cash flow (used in) from financing activities	$(45,616)	$(14,416)	$(6,320)	$(5,825)	$34
Deployable cash (D1)	$40,421	$67,947	$61,939	$43,180	$32,903
Free cash flow (D2)	$(2,835)	$30,752	$35,532	$25,999	$16,198
Return on adjusted equity (D3)	41%	36%	39%	37%	32%

(A)
Net revenues are a function of gross program receipts from non-directly delivered programs, less program pass-through expenses from non-directly delivered programs. Program pass-through expenses include all direct costs associated with our programs, including, but not limited to, costs related to airfare, hotels, meals, ground transportation, guides, professional exchanges and changes in currency exchange rates. Gross revenues, directly delivered programs are a function of the gross program receipts for those programs we directly organize and operate, including all activities such as speakers, facilitators, events, accommodations and transportation. Gross program receipts for both directly delivered and non-directly delivered programs during the years ended December 31, 2007, 2006, 2005, 2004 and 2003 were $277.3 million, $219.5 million, $180.0 million, $147.1 million, and $108.6 million, respectively. Gross margin as a percent of gross program receipts during the years ended December 31, 2007, 2006, 2005, 2004, and 2003 were 35%, 35%, 37%, 35%, and 35%, respectively.

(B)
During September 2005, we implemented a two-for-one stock split in the form of a 100-percent stock dividend. The earnings per share calculations for all periods presented reflect the increase in the number of shares of Common Stock outstanding as a result of the stock split.

(C)
We adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of January 1, 2006.During 2007 and 2006, stock option expense was $0.9 million and $1.3 million, and $2.7 million and $2.4 million excess tax benefit from stock-based compensation is included in net cash provided by operating activities and net cash used in financing activities

(D)	Non-GAAP Financial Measures

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

(D1) Deployable Cash Reconciliation (in thousands)

	December 31,
	2007	2006	2005	2004	2003
Cash and cash equivalents and available-for-sale securities	$84,994	$133,134	$116,604	$87,557	$67,525
Prepaid program costs and expenses	3,624	3,786	1,596	2,461	1,608
Less: accounts payable	(2,425)	(2,941)	(2,540)	(1,390)	(2,599)
Less: accrued expenses and other short-term liabilities (excluding deferred taxes)	(2,862)	(5,190)	(6,078)	(6,693)	(5,260)
Less: participant deposits	(42,723)	(60,651)	(47,463)	(38,608)	(28,220)
Less: current portion of long-term capital lease	(187)	(191)	(180)	(147)	(151)
Total deployable cash	$40,421	$67,947	$61,939	$43,180	$32,903

Deployable cash is a non-GAAP liquidity measure. Deployable cash is calculated as the sum of cash and cash equivalents, available-for-sale securities and prepaid program costs and expenses less the sum of accounts payable, accrued expenses and other short-term liabilities (excluding deferred taxes), participant deposits and the current portion of long-term capital lease. Management believes this non-GAAP measure is useful to investors in understanding the cash available to deploy for future business opportunities.

 (D2) Free Cash Flow Reconciliation (in thousands)

	December 31,
	2007	2006	2005	2004	2003
Cash flow from operations as reported	$16,436	$37,207	$37,792	$27,906	$17,255
Purchase of property and equipment	(19,271)	(6,455)	(2,260)	(1,907)	(1,057)
Free cash flow	$(2,835)	$30,752	$35,532	$25,999	$16,198

Free cash flow is a non-GAAP cash flow measure. Free cash flow is calculated as cash flow from operations less purchase of property and equipment. Management believes this non-GAAP measure is useful to investors in understanding the cash generated within a calendar year for future use in operations.

(D3) Return on Adjusted Stockholders’ Equity Reconciliation (in thousands except return percentages)

	December 31,
	2007	2006	2005	2004	2003
Stockholders’ equity at January 1, as reported	$84,047	$66,502	$49,501	$40,809	$27,860
Less: other comprehensive income (loss) at January 1	1,636	(1,396)	1,645	3,451	1,155
Plus: stockholders’ equity at December 31, as reported	72,400	84,047	66,502	49,501	40,809
Less: other comprehensive income (loss) at December 31	2,417	1,636	(1,396)	1,645	3,451
Average adjusted stockholders’ equity (the sum of the above divided by two)	$76,197	$75,155	$57,877	$42,607	$32,032
Net income	$31,047	$26,692	$22,410	$15,647	$10,154
Return on adjusted equity	41%	36%	39%	37%	32%

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

We were founded in 1967, were reincorporated in Delaware in 1995, and operated as Ambassadors Education Group, a wholly owned subsidiary of International,until February 2002, at which time we spun off to operate as an independent stand-alone company beginning in March, 2002. Since then, our Common Stock has traded on The NASDAQ StockMarket under the ticker symbol “EPAX.” The consolidated financial statements include the accounts of Ambassadors Group, Inc., and our wholly owned subsidiaries, Ambassador Programs, Inc., Ambassadors Specialty Group, Inc., and Ambassadors Unlimited, LLC. Ambassador Programs, Inc.’s wholly owned subsidiary, Marketing Production Systems, LLC, is also included in our consolidated financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation.

Our operations are organized to provide sevices to student, professionals and athletes through multiple itineraries within four educational and cultural program types. These programs have been aggregated as a single operating and reporting segment based on the similarity of their economic characteristics as well as services provided.

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

These foreign exchange contracts and options are entered into to support normal anticipated recurring purchases and, accordingly, are not entered into for speculative purposes. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.”

Program Revenue and Operating Expenses

Revenue from non-directly delivered programs is presented as net revenue and recognized as the program convenes. For these programs, we do not actively deliver the operations of each program, and our remaining performance obligation for these programs after they convene is perfunctory. For certain programs, however, we organizeand operate all activities including speakers, facilitators, events, accommodations and transportation. As such, we recognize the gross revenue and cost of sales of these directly delivered programs over the period the programs are being delivered.

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

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(% of gross margin)
Gross margin	100%	100%	100%	100%	100%
Selling and marketing	41	41	41	44	49
General and administrative expenses	16	15	12	13	12
Operating income	44	44	46	44	39
Other income	4	6	4	2	2
Income before tax	48	50	50	46	41
Income tax provision	16	16	16	16	14
Net income	32%	34%	34%	30%	27%

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

During 2007, we traveled 52,661 delegates compared to approximately 43,075 delegates in 2006. In 2007 and 2006, total revenue increased 29 percent to $114.5 million from $89.0 million and gross margin increased 24 percent, to $96.0 million from $77.5 million, respectively. The $25.6 million total revenue and $18.6 million gross margin increases are primarily due to the 22 percent increase in delegates traveled during the year.

Our policy is to expense all selling and marketing costs as incurred. Selling and marketing expenses were $38.9 million and $31.6 million for the years ended December 31, 2007 and 2006, respectively. The $7.3 million increase is primarily the result of $2.0 million additional personnel costs in selling and marketing support functions to support the larger volume of delegates, $3.6 million increased marketing efforts towards 2008 and 2009 travel programs, and $0.8 million increased depreciation year over year associated with our new facility. As a percent of gross margin, selling and marketing expenses were consistently 41 percent during 2007 and 2006.

General and administrative expenses increased to $15.3 million for the year ended December 31, 2007 from $11.7 million for the year ended December 31, 2006. The $3.6 million increase is primarily the result of $1.4 million of additional personnel costs supporting our additional delegate base combined with $0.6 million associated with technology initiatives and operational strategy support services and $0.3 million in expenses related to the termination of our prior leased facility. As a percent of gross margin, general and administrative expenses increased slightly to 16 percent in 2007 from 15 percent in 2006.

During the year ended December 31, 2007, we increased our operating income to $41.8 million from $34.1 million for the year ended December 31, 2006. Operating income as a percent of gross margin remained consistently 44 percent for 2007 and 2006.

Other income consisted primarily of interest income generated by our cash, cash equivalents and available-for-sale securities. We realized interest and dividend income of $4.4 million in the year ended December 31, 2007, compared to $4.7 million in the year ended December 31, 2006. The decrease in interest and dividend income is related to lower cash balances held during 2007, primarily the result of common stock repurchases approximating $41.2 million during 2007 pursuant to our stock repurchase plan (see Part 2, Item 5) in comparison to $10.7 million of common stock repurchases during 2006 and the use of cash to build a new office facility during 2007. In 2007 and 2006, the average rate of return was 3.6 percent and 3.3 percent, respectively.

For the year ended December 31, 2007, income before income taxes was $46.0 million in comparison to income before income taxes of $38.9 million for the year ended December 31, 2006.

We recorded an income tax provision of approximately $15.0 million for the year ended December 31, 2007, in comparison to $12.2 million for the year ended December 31, 2006. Our effective tax rate was 32.5 percent and 31.3 percent for the years ended December 31, 2007 and 2006, respectively. The increase in the effective rate from 2006 was primarily the result of lower interest earned from tax-exempt securities.

Net income increased to $31.0 million for the year ended December 31, 2007 from $26.7 million for the year ended December 31, 2006.

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

During 2006, we traveled 43,075 delegates compared to approximately 37,800 delegates in 2005. Gross margin increased 17 percent, to $77.5 million from $66.4 million in 2005. The $11.0 million increase is primarily due to the 14 percent increase in delegates traveled during the year.

Our policy is to expense all selling and marketing costs as incurred. Selling and marketing expenses were $31.6 million and $27.6 million for the years ended December 31, 2006 and 2005, respectively. The $4.1 million increase is primarily the result of $1.0 million in additional personnel costs and $1.8 million in selling support functions to support larger volume of delegates, as well as $1.3 million in increased marketing efforts towards 2007 travel programs. As a percent of gross margin, selling and marketing expenses were consistently 41 percent during 2006 and 2005.

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

We recorded an income tax provision of approximately $12.2 million for the year ended December 31, 2006, in comparison to $10.9 million for the year ended December 31, 2005. Our effective tax rate was 31.3 percent and 32.8 percent for the years ended December 31, 2006 and 2005, respectively. The decrease in the effective rate from 2005 was primarily the result of higher interest earned from tax-exempt securities.

Net income increased to $26.7 million for the year ended December 31, 2006 from $22.4 million for the year ended December 31, 2005.

Liquidity and Capital Resources

At December 31, 2007, we had approximately $85.0 million of cash, cash equivalents, and available-for-sale securities, which included program participant funds of approximately $42.7 million. At December 31, 2006, we had approximately $133.1 million of cash and cash equivalents, restricted cash, and available-for-sale securities, which included program participant funds of $60.7 million.

Net cash provided by operations for the years ended December 31, 2007 and 2006 was approximately $16.4 million and $37.2 million, respectively. The $20.7 million decrease in operating cash flows between the years ending December 31, 2007 and 2006 primarily results from a $4.4 million increase in earnings offset by $31.1 million decreased participant fund balances year over year.

Net cash provided by and used in investing activities for the years ended December 31, 2007 and 2006 was $9.7 million and $12.9 million, respectively. The $22.6 million increase year over year resulted primarily from a $35.4 million increase in net sales of available-for-sale investments and a $12.8 million increase in purchases of property, plant and equipment during 2007. The increase in property, plant and equipment was primarily due to the construction of our new headquarters during 2007.

Net cash used in financing activities was $45.6 million in the year ending December 31, 2007 and $14.4 million during the year ending December 31, 2006. The net change in financing activities was a result of two factors: a $1.3 million increase in cash used for cash dividends to our shareholders; a $30.5 million increase in cash used for the repurchase of our Common Stock. During 2007, we paid $8.9 million in cash dividends and used $41.2 million for stock repurchases.

The results of operations and financial position of our business may be affected by a number of trends or uncertainties that have, or we reasonably expect could have, a material impact on income from continuing operations and cash flows, as well as the balance sheet. Such trends and uncertainties include: the repercussions of the continued deployment of U.S. military as a result of the war with Iraq, possible future terrorist acts, and possible natural occurrences such as flooding or epidemics. Furthermore, these international occurrences and others may continue to affect the travel industry, as well as the markets in which we operate. The potential and long-term effects of these circumstances result in uncertainties for our customers, the market for our Common Stock, the markets for our services, the strength of the U.S. dollar and the U.S. economy. The consequences of such trends or events are unpredictable, and we are not currently able to determine whether the impact will be material or highly material on our business, financial condition, cash flows and results of operations. One such trend indicator is enrollments at a point in time for future travel.

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

We do not anticipate any material capital expenditure commitments for 2008. We believe that existing cash and cash equivalents and cash flows from operations will be sufficient to fund our anticipated operating needs and capital expenditures through 2008.

Other than capital leases, we have no long-term debt or purchase obligations as of December 31, 2007. The following table presents the maturities of our contractual cash obligations as of December 31, 2007 (in thousands), excluding normal accounts payable and accrued expenses:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years
Operating leases	$223	$67	$156	$—
Capital lease	198	187	11	—
Total	$421	$254	$167	$—

2008 Net Enrollments

Net enrollments consist of all individuals traveled year to date plus those actively enrolled for future travel. As of January 31, 2008, we had 45,230 net enrolled participants for our 2008 travel programs, compared to 60,389 net enrolled participants as of the same date last year for our 2007 travel programs. The decrease in enrollments is believed to be caused by an underperforming name source used to identify potential Student Ambassador delegates, inflationary pressures on 2008 program costs, and the current economic uncertainty. We believe the decrease in net enrollments for our 2008 programs will negatively impact 2008 earnings. We have taken, and will continue to take, measures to mitigate these negative impacts, such as but not limited to increased marketing efforts toward 2008 travel, decreasing the initial deposit to enroll onto our programs, and implementing an expense management plan. However, there can be no assurances that any of these measures will have any success, and if so, to what extent.

Market Risk

The following table summarizes the financial instruments other than derivative financial instruments held by us at December 31, 2007 and 2006, which are sensitive to changes in interest rates. This table presents principal cash flows for available-for-sale securities by contractual maturity date and the related average interest rate and fair value (in thousands):

	December 31, 2007				December 31, 2006
	2008	2009	Total	Fair Value	Total	Fair Value
State and municipal securities	$46,851	$20,862	$67,713	$67,713	$94,297	$94,297
Corporate obligations	$—	$—	$—	$—	$2,053	$2,053
Interest rate	3.92%	3.79%	3.88%	—	3.65%	—

Our short term investments primarily consist of municipal bonds, variable rate municipal demand notes and various auction rate securities. The credit markets are currently experiencing significant uncertainty, and some of this uncertainty has impacted and may continue to impact the markets where our auction rate securities would be offered. Our investments are in high-quality, tax-exempt municipal obligations. Some of these investments are wrapped with insurance by various monoline bond insurers, and the underlying rating of all the municipalities represented in the portfolio at the year ended December 31, 2007 is investment grade. We do not currently have any direct exposure to collateralized debt obligations (“CDO”) or other similar structured securities. We are unable to estimate the impact, if any, which emerging credit market conditions may have on the liquidity of our auction rate securities. Any reduction in liquidity of our auction rate securities will not have a material impact on our overall liquidity needs. We believe the $8.6 million auction rate security balance at December 31, 2007 is not impaired, but we may have to reclassify the investment from short-term to long-term investments if future liquidity conditions mandate.

The majority of our travel programs take place outside the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. We generally hedge against certain of these foreign currency risks with less than two years’ maturity, and we use forward contracts and options, which allow us to acquire the foreign currency at a fixed price for a specified period of time. Some of our forward contracts and options include a variable component if a pre-determined trigger occurs during the term of the contract.

We are exposed to credit risk under the foreign currency contracts and options to the extent that the counterparty is unable to perform under the agreement. The fair value of foreign currency exchange contracts is based on quoted market prices and the spot rate of the foreign currencies subject to contracts at year-end.

The table below provides information about our derivative financial instruments that are sensitive to foreign currency exchange rates. For foreign currency forward exchange agreements, the table presents the notional amounts and weighted average exchange rates. All contracts held as of December 31, 2007 mature in 2008. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. None of these contracts is entered into for trading purposes.

At December 31, 2007 and 2006, we had outstanding forward contracts as follows (in thousands):

		U.S. Dollar
		Average
	Notional	Contractual
	Amount	Exchange Rate
December 31, 2007
Forward contracts (pay $U.S./receive foreign currency):
Australian dollar	4,800	$0.81
British pound	1,095	$1.99
Canadian dollar	400	$0.93
Euro	12,450	$1.37
Japanese yen	217,000	$0.01
New Zealand dollar	1,760	$0.72

Forward contracts with variable option (pay $U.S./receive foreign currency):
Australian dollar	11,520	$0.83
British pound	6,520	$2.11
Canadian dollar	375	$0.96
Euro	26,630	$1.37
Japanese yen	66,000	$0.01
New Zealand dollar	3,075	$0.73

December 31, 2006
Forward contracts (pay $U.S./receive foreign currency):
Australian dollar	14,000	$0.73
British pound	3,510	$1.75
Canadian dollar	1,080	$0.90
Euro	16,550	$1.26
Japanese yen	225,000	$0.01
New Zealand dollar	4,500	$0.66

Forward contracts with variable option (pay $U.S./receive foreign currency):
Australian dollar	15,640	$0.72
British pound	3,780	$1.85
Canadian dollar	440	$0.91
Euro	8,950	$1.29
Japanese yen	170,500	$0.01

At December 31, 2007 and 2006, we had unrealized foreign currency gains associated with these financial instruments of approximately $3.5 million and $2.6 million, respectively.

Off Balance Sheet Arrangements

As of December 31, 2007, we had no off balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those associated with cash and cash equivalents, available-for-sale securities, income taxes, derivative financial instruments,  stock-based compensation, and contingencies and litigation.

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

Management evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, the securities will be written down to current market value, resulting in a loss recorded in the income statement. There were no investment securities that management identified to be other-than-temporarily impaired during the year ended December 31, 2007, because the decline in fair value was attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery in market price occurs, or until maturity. Realized losses could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.

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

Foreign Currency

We use foreign currency exchange contracts and options as part of an overall risk-management strategy. These instruments are used as a means of mitigating exposure to foreign currency risk connected to anticipated travel programs. In entering into these contracts, we have assumed the risk, that might arise from the possible inability of counterparties to meet the terms of their contracts. We do not expect any losses as a result of counterparty defaults. However, if such defaults occurred, the necessity would arise to locate alternative counterparties, or we would then consider alternate means of settling our foreign exchange contractual obligations.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007. Therefore, we will adopt this standard as of January 1, 2008. We expect the effect, if any, the adoption of this statement will have on our financial condition or results of operations will be immaterial.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities(“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, or our first fiscal quarter of 2008. Early adoption is permitted. We expect the effect, if any, the adoption of this statement will have on our financial condition or results of operations will be immaterial.

In December 2007, the FASB issued SFASNo. 141R, Business Combinations(“SFAS 141R”). SFAS141R will significantly change the accounting for business combinations. Under SFAS141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items, including, acquisition costs will be generally expensed as incurred, noncontrolling interests will be valued at fair value at the acquisition date, acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, or our first quarter of 2009. Earlier adoption is prohibited. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements(“SFAS 160”). SFAS 160 requires certain disclosures relating to noncontrolling interests and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity, reported as equity in the consolidated financial statements. This statement changes the presentation of the statement of operations. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, or our first quarter 2009. Early adoption is prohibited. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information contained in Item 7. “Management’s Discussion and Analysis of Results of Operations and Financial Condition–Market Risk” is incorporated by reference into Item 7A.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, the end of the period covered by this Annual Report, our chief executive officer and chief financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure  information required to be disclosed in our Annual Report filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is accumulated and communicated to our chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting.Our internal control over financial reporting includes the policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant; to recording transactions as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles; to making receipts and expenditures only in accordance with authorizations of management and directors of our company; and for prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.We recognize that because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation.

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007. This evaluation was based on the framework in “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation,our management concluded that we maintained effective internal control over financial reporting as of December 31, 2007.

BDO Seidman, LLP, an Independent Registered Public Accounting Firm, has issued an attestation report on the effectiveness of our Company’s internal controls over financial reporting as of December 31, 2007, pursuant to Item 308 of Regulation S-K.

Changes in Internal Control over Financial Reporting

For the fiscal year ended December 31, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Ambassadors Group, Inc.

We have audited Ambassadors Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Frameworkissued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ambassador Group, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Ambassadors Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ambassadors Group, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 6, 2008 expressed an unqualified opinion thereon.

BDO Seidman, LLP
Spokane, Washington
March 6, 2008

Item 9B.  Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement for the fiscal year ended December 31, 2007, to be filed with the SEC on or about April 8, 2008.

Item 11.	Executive Compensation
The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement for the fiscal year ended December 31, 2007, to be filed with the SEC on or about April 8, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement for the fiscal year ended December 31, 2007, to be filed with the SEC on or about April 8, 2008.

Item 13.	Certain Relationships and Related Transactions
The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement for the fiscal year ended December 31, 2007, to be filed with the SEC on or about April 8, 2008.

Item 14.	Principal Accountant Fees and Services
The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement for the fiscal year ended December 31, 2007, to be filed with the SEC on or about April 8, 2008.

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

-.33-

AMBASSADORS GROUP, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Ambassadors Group, Inc.

We have audited the accompanying consolidated balance sheets of Ambassadors Group, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ambassadors Group, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R),Share-Based Payment, as of January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2008 expressed an unqualified opinion thereon.

BDO Seidman, LLP
Spokane, Washington
March 6, 2008

AMBASSADORS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$17,281	$36,784
Available-for-sale securities	67,713	96,350
Foreign currency exchange contracts	3,461	2,571
Prepaid program cost and expenses	3,624	3,786
Accounts receivable	641	675
Total current assets	92,720	140,166
Property, plant and equipment, net	27,454	12,267
Deferred tax asset	1,338	1,328
Other long-term assets	192	192
Total assets	$121,704	$153,953

Liabilities
Current liabilities:
Accounts payable	$2,425	$2,941
Accrued expenses	2,862	3,922
Participants’ deposits	42,723	60,651
Deferred tax liability	1,096	737
Other liabilities	—	1,268
Current portion of long-term capital lease	187	191
Total current liabilities	49,293	69,710
Long-term capital lease	11	196
Total liabilities	49,304	69,906
Commitments and contingencies (notes 3 and 9)
Stockholders' Equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 19,345,924 and 20,599,170 shares issued and outstanding at December 31, 2007 and 2006, respectively	192	205
Additional paid-in capital	1,082	15,619
Retained earnings	68,709	66,587
Accumulated other comprehensive income	2,417	1,636
Stockholders’ equity	72,400	84,047
Total liabilities and stockholders’ equity	$121,704	$153,953

 The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(in thousands, except per share data)
Net revenue, non-directly delivered programs	$84,512	$69,554	$64,321
Gross revenue, directly delivered programs	30,021	19,401	4,969
Total revenue	114,533	88,955	69,290
Cost of sales, directly delivered programs	18,488	11,473	2,841
Gross margin	$96,045	$77,482	$66,449
Operating expenses:
Selling and marketing	38,943	31,638	27,574
General and administrative	15,274	11,721	8,185
	54,217	43,359	35,759
Operating income	41,828	34,123	30,690
Other income (expense):
Interest and dividend income	4,355	4,674	2,627
Other, net	(183)	81	21
	4,172	4,755	2,648
Income before income taxes	46,000	38,878	33,338
Income tax provision	14,953	12,186	10,928
Net income	$31,047	$26,692	$22,410

Earnings per share — basic and diluted:
Net income per share – basic	$1.60	$1.30	$1.10
Weighted-average common shares outstanding — basic	19,385	20,554	20,311
Net income per share – diluted	$1.55	$1.25	$1.05
Weighted-average common shares outstanding — diluted	20,094	21,393	21,312

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Net income	$31,047	$26,692	$22,410
Unrealized gain (loss) on foreign currency exchange contracts, net of income tax (provision) benefit of ($311), ($1,563), and $1,550	579	2,904	(2,957)
Unrealized gain (loss) on available-for-sale securities, net of income tax benefit (provision) of ($109), ($66), and $40	202	128	(84)
Comprehensive income	$31,828	$29,724	$19,369

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(in thousands)
Balances, December 31, 2004	20,252	$202	$16,785	$30,869	$1,645	$49,501
Net income	—	—	—	22,410	—	22,410
Stock options exercised	548	5	3,323	—	—	3,328
Excess tax benefit from stock-based compensation	—	—	3,319	—	—	3,319
Stock redemptions	(193)	(1)	(3,740)	—	—	(3,741)
Restricted stock grant	50	—	—	—	—	—
Amortization of unearned restricted stock compensation	—	—	455	—	—	455
Dividend to shareholders ($0.28 per share)	—	—	—	(5,729)	—	(5,729)
Other comprehensive income, net of income taxes	—	—	—	—	(3,041)	(3,041)
Balances, December 31, 2005	20,657	$206	$20,142	$47,550	$(1,396)	$66,502
Net income	—	—	—	26,692	—	26,692
Stock options exercised	307	3	1,750	—	—	1,753
Stock–based compensation expense	—	—	2,057	—	—	2,057
Excess tax benefit from stock-based compensation	—	—	2,376	—	—	2,376
Stock redemptions	(400)	(4)	(10,706)	—	—	(10,710)
Restricted stock grant	35	—	—	—	—	—
Dividend to shareholders ($0.37 per share)	—	—	—	(7,655)	—	(7,655)
Other comprehensive income, net of income taxes	—	—	—	—	3,032	3,032
Balances, December 31, 2006	20,599	$205	$15,619	$66,587	$1,636	$84,047
Net income	—	—	—	31,047	—	31,047
Stock options exercised	289	3	1,966	—	—	1,969
Stock–based compensation expense	—	—	1,952	—	—	1,952
Excess tax benefit from stock-based compensation	—	—	2,707	—	—	2,707
Stock redemptions	(1,598)	(16)	(21,162)	(19,985)	—	(41,163)
Restricted stock grant	56	—	—	—	—	—
Dividend to shareholders ($0.46 per share)	—	—	—	(8,940)	—	(8,940)
Other comprehensive income, net of income taxes	—	—	—	—	781	781
Balances, December 31, 2007	19,346	$192	$1,082	$68,709	$2,417	$72,400

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$31,047	$26,692	$22,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,532	1,447	1,175
Deferred income tax provision (benefit)	(71)	(748)	130
Stock–based compensation expense	1,952	2,057	455
Excess tax benefit from stock-based compensation	(2,707)	(2,376)	—
Writedown of PP&E	155	—	—
Equity in earnings on investment	—	(25)	(11)
Change in assets and liabilities:
Other current assets	34	(608)	57
Prepaid program costs and expenses	162	(2,190)	865
Accounts payable, accrued expenses, and other liabilities	1,260	(230)	3,856
Participants’ deposits	(17,928)	13,188	8,855
Net cash provided by operating activities	16,436	37,207	37,792
Cash flows from investing activities:
Net proceeds from (purchase of) available-for-sale securities	28,948	(6,468)	(13,296)
Purchase and construction of property and equipment	(19,271)	(6,455)	(2,260)
Purchase of other investments	—	—	(36)
Net cash provided by (used in) investing activities	9,677	(12,923)	(15,592)
Cash flows from financing activities:
Dividend payment to shareholders	(8,940)	(7,655)	(5,729)
Repurchase of common stock	(41,163)	(10,710)	(3,741)
Proceeds from exercise of stock options	1,969	1,753	3,328
Excess tax benefit from stock-based compensation	2,707	2,376	—
Capital lease payments	(189)	(180)	(178)
Net cash used in financing activities	(45,616)	(14,416)	(6,320)
Net increase (decrease) in cash and cash equivalents	(19,503)	9,868	15,880
Cash and cash equivalents, beginning of year	36,784	26,916	11,036
Cash and cash equivalents, end of year	$17,281	$36,784	$26,916

See Note 14 for Supplemental Disclosures of Consolidated Statements of Cash Flows.

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Ambassadors Group, Inc. is a leading educational travel company that organizes and promotes international and domestic educational travel and sports programs for youth, athletes and professionals. These consolidated financial statements include the accounts of Ambassadors Group, Inc. and our wholly owned subsidiaries, Ambassador Programs, Inc., Ambassadors Specialty Group, Inc., and Ambassadors Unlimited, LLC. Also included is Ambassador Programs, Inc.’s wholly owned subsidiary, Marketing Production Systems, LLC. All significant intercompany accounts and transactions are eliminated in consolidation.

 Our operations are organized to provide sevices to student, professionals and athletes through multiple itineraries within four educational and cultural program types. These programs have been aggregated as a single operating and reporting segment based on the similarity of their economic characteristics as well as services provided.

On August 12, 2005, our Board of Directors declared a two-for-one stock split of our Common Stock in the form of a 100-percent common stock dividend, payable on September 15, 2005 to shareholders of record on August 31, 2005. This stock split has been recorded retroactively through all periods presented.

All of our assets are located in the United States. Our revenues as a percentage of total revenues were derived from travel programs conducted in the following geographic areas:

	Years Ended December 31,
	2007	2006	2005
Europe	50%	43%	46%
South Pacific (primarily Australia and New Zealand)	21%	26%	30%
Asia (primarily China)	12%	13%	11%
United States	15%	13%	12%
Other	2%	5%	1%

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

We use foreign currency exchange contracts as part of an overall risk-management strategy. These instruments are used as a means of mitigating exposure to foreign currency risk connected to anticipated travel programs. In entering into these contracts, we have assumed the risk, that might arise from the possible inability of counterparties to meet the terms of their contracts, but we do not expect any losses as a result of counterparty defaults, as they are with a high quality institution.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

We invest cash in excess of operating requirements in short-term time deposits, money market instruments, government mutual bond funds and other investments. We consider investments with remaining maturities at date of purchase of three months or less to be cash equivalents.

We have a $1.8 million revolving credit facility for the purpose of issuing letters of credit to several airlines. The facility allows for letters of credit to be issued through December 2008. At December 31, 2007 and 2006, we had letters of credit outstanding of approximately $1.4 million under this facility.

Derivative Financial Instruments

We value all derivative instruments on our balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For qualifying cash flow hedge transactions in which we hedge the variability of cash flows related to a forecasted transaction, changes in the fair value of derivative instruments are reported in accumulated other comprehensive income. The gains and losses on the derivative instruments that are reported in accumulated other comprehensive income are reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges is recognized in the statements of operations as other income (expense). Unrealized gains and losses on foreign currency exchange contracts that are not qualifying cash flow hedges as defined by Statement of Financial Accounting Standards (“SFAS”) No. 133 are recognized in the statements of operations as other income (expense). All of our outstanding foreign currency exchange contracts at December 31, 2007 and 2006 qualify as cash flow hedges.

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

Management evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, the securities will be written down to current market value, resulting in a loss recorded in the statement of operations. There were no investment securities that management identified to be other-than-temporarily impaired during the years ended December 31, 2007, 2006 and 2005, because any decline in fair value was attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery in market price occurs, or until maturity. Realized losses could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.

At December 31, 2007 and 2006, we held $67.7 million and $96.4 million of short-term investments, consisting primarily of municipal bonds, variable rate municipal demand notes and various auction rate securities. The credit markets are currently experiencing significant uncertainty, and some of this uncertainty has impacted and may continue to impact the markets where our auction rate securities would

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be offered. Our investments are in high-quality, tax-exempt municipal obligations. Some of these investments are wrapped with insurance by various monoline bond insurers, and the underlying rating of all the municipalities represented in the portfolio is investment grade. We do not currently have any direct exposure to collateralized debt obligations (“CDO”) or other similar structured securities. We are unable to estimate with certainty the impact, if any, which emerging credit market conditions may have on the liquidity of our auction rate securities.  We believe the $8.6 million auction rate security balance at December 31, 2007 is not impaired, but we may have to reclassify the investment from short-term to long-term investments if future liquidity conditions mandate. Any reduction in liquidity of our auction rate securities will not have a material impact on our overall liquidity needs.

 Other Investments

During August 2003, we purchased a minority interest in a company. This company provides a one-day development activity for our delegates traveling in Europe and Australia. This investment is reported using the equity method. Additionally, during August 2005, we purchased an investment in a safety awareness firm to support the education of and support of safe travel practices. This investment is reported using the cost method. These investments are included in other long-term assets on the balance sheet.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Cost of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed currently. Major additions and betterments are capitalized. Depreciation and amortization are provided over the lesser of the estimated useful lives of the respective assets or the lease term (excluding extensions), using the straight-line method, generally three to seven years for property and equipment, and thirty-nine years for plant assets.

We perform reviews for the impairment of property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When property, plant and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in the statement of operations.

Revenue Recognition

For non-directly delivered programs, we do not actively manage the operations of each program, and our remaining performance obligation for these programs after they convene is perfunctory.Therefore, revenue from these programs is presented net of direct program costs, including accommodation and transportation, and recognized when the program convenes. For directly delivered programs, however, we organizeand operate all activities including speakers, facilitators, events, accommodations and transportation. As such, we recognize the gross revenue and cost of sales of these directly delivered programs over the period the programs are operating. We recognize withdrawal fees concurrent with the revenue recognition from the related programs.

We invoice delegates in advance of travel, payments of which are recorded as participants’ deposits. We also pay for certain direct program costs in advance of travel, including but not limited to airfare, hotel, rail passes and other program costs, which are recorded as prepaid program costs and expenses. Under our withdrawal policy, a program delegate may be entitled to a refund of a portion of his or her deposit, less certain fees, depending on the time of withdrawal.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accounting for Stock Options and Restricted Grants

We maintain an Equity Participation Plan under which we have granted non-qualified stock options and restricted stock to employees, non-employee directors and consultants. Effective January 1, 2006, we adopted “Share Based Payment” (SFAS 123(R)) using the modified prospective method, and the fair value recognition provisions of the “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)”), using the alternative transition method. We elected to adopt the alternative transition method provided in FSP 123(R)-3 for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional-paid-in-capital pool (“APIC pool”) related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Prior to 2006, we applied the disclosure-only provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” We measured compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” All of our stock options are granted at market value on the date of grant. Accordingly, no compensation expense was recognized in 2005 for options related to the stock option plan. Restricted stock grants, however, are subject to a one- or four-year vesting period, and the fair values on issuance date of these grants were expensed on a straight-line basis over the life of the grant.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those associated with investments, intangible assets, income taxes, foreign exchange contracts,  revenue recognition, stock-based compensation, and contingencies and litigation.

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007. Therefore, we will adopt this standard as of January 1, 2008. We expect the effect, if any, the adoption of this statement will have on our financial condition or results of operations will be immaterial.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities(“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, or our first fiscal quarter of 2008. Early adoption is permitted. We expect the effect, if any, the adoption of this statement will have on our financial condition or results of operations will be immaterial.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including, acquisition costs will be generally expensed as incurred, noncontrolling interests will be valued at fair value at the acquisition date, acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, or our first quarter of 2009. Earlier adoption is prohibited. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements(“SFAS 160”). SFAS 160 requires certain disclosures relating to noncontrolling interests and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity, reported as equity in the consolidated financial statements. This statement changes the presentation of the statement of operations. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, or our first quarter 2009. Early adoption is prohibited. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

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

At December 31, 2007, the following forward contracts were outstanding (in thousands):

	Notional Amount	Matures
Forward contracts:
Australian dollar	4,800	April 2008 – May 2008
British pound	1,095	February 2008 – July 2008
Canadian dollar	400	May 2008 – July 2008
Euro	12,450	April 2008 – June 2008
Japanese yen	217,000	April 2008 – July 2008
New Zealand dollar	1,760	April 2008 – July 2008

Forward contracts with variable option:
Australian dollar	11,520	April 2008 – May 2008
British pound	6,520	April 2008 – June 2008
Canadian dollar	375	March 2008
Euro	26,630	January 2008 – July 2008
Japanese yen	66,000	April 2008
New Zealand dollar	3,075	April 2008 – July 2008

At December 31, 2007 and 2006, we recorded a net unrealized gain of approximately $3.5 million and $2.6 million, respectively, associated with these financial instruments. Unrealized gains on forward contracts recorded in other comprehensive income at December 31, 2007, which are expected to be reclassified to net revenue during the year ending December 31, 2008, are approximately $3.5 million.

Unrealized gains or losses associated with these transactions that qualify as cash flow hedges under SFAS No. 133 are reported in other comprehensive income. Any realized gains or losses associated with these transactions are recognized in our operations in the period the contracts are closed. The net unrealized gain (loss) reclassified to revenue from accumulated other comprehensive income for the years ended December 31, 2007, 2006 and 2005 was approximately $1.7 million, ($1.3) million, and $1.7 million,

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Income tax (provision) benefit on the unrealized (loss) gain reclassified in 2007, 2006 and 2005 was approximately $(0.9) million, $0.6 million, and $(0.8) million, respectively. We assess hedge ineffectiveness on a quarterly basis and record the gain or loss related to the ineffective portion in the statements of operations. During the years ended December 31, 2007, 2006, and 2005, there were no significant amounts recognized in income due to hedge ineffectiveness.

4.	Available-for-Sale Securities

At December 31, 2007 and 2006, the cost and estimated fair values of our available-for-sale securities in state and municipal securites and corporate obligations were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value/ Carrying Value
December 31, 2007	$67,453	$260	$—	$67,713
December 31, 2006	$96,400	$—	$(50)	$96,350

At December 31, 2007, the amortized cost and fair value of the available-for-sale securities, by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
Auction rate securities	$8,590	$8,590
One year or less	38,150	38,261
After one year through three years	20,713	20,862
	$67,453	$67,713

At December 31, 2006, the amortized cost and fair value of the available-for-sale securities, by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
Auction rate securities	$25,668	$25,668
One year or less	30,568	30,540
After one year through two years	40,164	40,142
	$96,400	$96,350

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):
	December 31,
	2007	2006
Land	$1,817	$1,817
Building	16,155	—
Construction in progress	—	5,735
Office furniture, fixtures and equipment	8,895	3,972
Computer equipment and software	8,055	7,492
Leasehold improvements	—	1,087
	34,922	20,103
Less accumulated depreciation and amortization	(7,468)	(7,836)
	$27,454	$12,267

Depreciation and amortization expense on property and equipment of approximately $2.5 million, $1.4 million, and $1.2 million for the years ended December 31, 2007, 2006, and 2005, respectively, was included in the determination of net income. During 2007, approximately $3.1 million in property, plant and equipment was written off for a net loss of $0.2 million. During 2006 and 2005, no property, plant and equipment was written off.

6.	Other Liabilities

During October 2003, we received a $3.1 million refund of monies previously paid to a foreign tax authority. During 2003 through 2007, it was unclear as to whether the refund was permanent and accordingly, we recorded this refund as a liability on the balance sheet and on a quarterly basis, we adjusted the liability for interest and any gain or loss on the currency exchange. During 2007, 2006, and 2005, $1.3 million, $1.4 million, and $1.1 million respectively, of the refund, excluding interest and foreign currency gains, was recognized into income as the uncertainty of potential repayment of this liability was eliminated. At December 31, 2006, the remaining refund of $1.3 million was included in other liabilities, and at December 31, 2007, no liability remained on the balance sheet.

7.	Income Taxes
The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005
Current:	1
Federal	$14,929	$12,843	$10,762
State	95	91	36
Deferred	(71)	(748)	130
	$14,953	$12,186	$10,928

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of the net deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2007
	Assets	Liabilities	Total
Amortization of goodwill and non-compete agreement	$998	$—	$998
Accrued vacation and compensation	206	—	206
Unrealized gain on foreign currency exchange contracts	—	(1,211)	(1,211)
Unrealized gain on available-for-sale securities	—	(93)	(93)
Depreciation	—	(1,082)	(1,082)
Stock options	692	—	692
Restricted stock grants	732	—	732
Total deferred tax assets (liabilities)	$2,628	$(2,386)	$242

	December 31, 2006
	Assets	Liabilities	Total
Amortization of goodwill and non-compete agreement	$1,162	$—	$1,162
Accrued vacation and compensation	147	—	147
Unrealized gain on foreign currency exchange contracts	—	(900)	(900)
Unrealized loss on available-for-sale securities	16	—	16
Depreciation	—	(687)	(687)
Stock options	441	—	441
Restricted stock grants	412	—	412
Total deferred tax assets (liabilities)	$2,178	$(1,587)	$591

The income tax provision differs from that computed using the federal statutory rate applied to income before income taxes as follows (in thousands):

	Years Ended December 31,
	2007 Amount	%	2006 Amount	%	2005 Amount	%
Provision at the federal statutory rate	$16,100	35.0%	$13,607	35.0%	$11,668	35.0%
Tax-exempt interest	(1,385)	(3.0)	(1,564)	(4.0)	(877)	(2.6)
State income tax, net of federal benefit	95	0.2	59	0.1	23	0.1
Other	143	0.3	84	0.2	114	0.3
	$14,953	32.5%	$12,186	31.3%	$10,928	32.8%

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement 109, Accounting for Income Taxes (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, we adopted the provisions of FIN 48. There was no material effect on the financial statements, and as a result, there was no cumulative effect related to adopting FIN 48. However, certain amounts have been

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reclassified in the statement of financial position in order to comply with the requirements of the statement.

As of January 1, 2007, we provided a liability for approximately $164,000 of unrecognized tax benefits, of which $163,000 was interest, related to various federal and state income tax matters. The majority of unrecognized tax benefits consisted of items that are offset by deferred tax assets and the federal tax benefit of state income tax items. Thus, the amount that would impact our effective tax rate, if recognized, is insignificant. The liability decreased to zero and an insignificant amount of additional interest was recognized during the year ended December 31, 2007 due to a settlement with the Internal Revenue Service. No penalties were recognized during the year ended December 31, 2007. Our policy is to account for interest and penalties related to uncertain tax positions as part of income tax expense. The following summarizes the unrecognized tax benefits activity during 2007:

Unrecognized tax benefit as of January 1, 2007	$164
Increases in tax positions taken in prior periods	-
Decreases in tax positions taken in prior periods	-
Current period tax positions:
Settlements	(164)
Increases in tax positions taken in current period	(14)
Lapse of statute of limitations	-
Unrecognized tax benefits as of December 31, 2007	$(14)

We file tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years after 2005. Our state income tax returns are open to audit under the statute of limitations for the years after 2001.

8.	Capital Lease

We lease certain office equipment under a capital lease arrangement. The total cost of equipment under capital leases was $0.9 million and accumulated depreciation was $0.7 million and $0.5 million, respectively, at December 31, 2007 and 2006.  The following is a schedule of minimum lease payments required under the capital lease as of December 31, 2007 (in thousands):

Years Ended December 31,
2008		$198
2009		11
Total minimum lease payments		209
Less amount representing interest		11
		198
Less current portion		187
LLong-term portion of capital lease	L	$11

At the end of the lease term, we have the option to purchase the equipment at fair market value.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Commitments and Contingencies

We lease office facilities and office equipment under non-cancelable operating leases. At December 31, 2007, future minimum lease commitments were as follows (in thousands):
Years Ended December 31,
2008	$67
2009	67
2010	67
2011	22
$223

Total rent expense for the years ended December 31, 2007, 2006, and 2005, was approximately $0.6 million, $0.8 million, and $0.7 million, respectively.

Pursuant to an agreement dated December 28, 2007 and consistent with our share repurchase plan, subsequent to December 31, 2007 through February 7, 2008, we repurchased approximately 0.2 million shares of our Common Stock for approximately $3.8 million.

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

Effective November 2001, we adopted the 2001 Equity Participation Plan (the “Plan”). The Plan provides for the grant of stock options, awards of restricted stock, performance or other awards or stock appreciation rights to our directors, key employees and consultants. The maximum number of shares which may be awarded under the Plan is 3.6 million shares, and approximately 0.5 million shares remain available for future issuance.

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

Under the terms of the Plan, stock grants follow the same grant price parameters as options. The Compensation Committee also establishes the vesting period of the grants, which is generally set at 100 percent at the conclusion of one to four years. Our key employees who have been awarded stock grants and are full time employees are subject to a four-year vesting period, and our Board of Directors who have been awarded stock grants are subject to a one-year vesting period. During 2007, 2006, and 2005, we granted approximately 57,300, 38,600, and 50,100, restricted stock grants to key employees and directors. These grants are expensed on a straight-line basis over the life of the grant.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of options. In addition, option valuation models require the input of highly subjective assumptions, particularly for the expected term and stock price volatility. Our employee stock options do not trade on a secondary exchange, therefore, employees do not derive a benefit from holding stock options unless there is an appreciation in the market price of our stock above the grant price. Such an increase in stock price would benefit all shareholders commensurately.

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience. Prior to 2006, we adopted disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. We chose to measure compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. All stock options are granted at market value on the date of grant. Accordingly, no compensation expense was recognized in 2005 for options related to the stock option plan. We adopted the provisions of SFAS No. 123(R), Share Based Payment on January 1, 2006, using the modified prospective method of adoption.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ending December 2007, 2006, and 2005.

	Years Ended December 31,
	2007		2006		2005
Expected dividend yield	1.41%		1.38%		1.36%
Expected stock price volatility	43.40%		38.16%		37.07%
Risk-free interest rate	3.93%		4.65%		4.19%
Expected life of options	4.45	years	4.95	years	5.58	years

The weighted-average fair value of options granted during 2007, 2006 and 2005 was $7.02, $9.81, and $8.70, respectively.

The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of our stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. We have also included our anticipated dividend yield based on quarterly cash dividends paid to our shareowners during 2007, 2006, and 2005. Additionally, an annualized forfeiture rate of 9.0 percent is used as a best estimate of future forfeitures based on our historical forfeiture experience. Under the true-up provisions of SFAS 123(R), the stock-based compensation expense will be adjusted in later periods if the actual forfeiture rate is different from the estimate.

Total stock-based compensation expense recognized in the consolidated statement of operations for the years ended 2007 and 2006 was $2.0 million and $2.1 million before income taxes. Of the total stock-based compensation expense during 2007, stock option expense was $0.9 million and restricted stock grant expense was $1.0 million. Of the total stock-based compensation expense during 2006, stock option expense was $1.3 million and restricted stock grant expense was $0.8 million. Total stock-based compensation expense for restricted stock grants recognized in the consolidated statements of operations for the year ended 2005 was $0.5 million.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Had compensation cost for our stock option plan been determined based on fair value at the grant dates consistent with the method of SFAS 123(R), net income and net income per share amounts for the year ended December 31, 2005 would have been changed to the pro-forma amounts indicated below (in thousands except per share data). Disclosures for 2007 and 2006 are not presented as the amounts are recognized in the consolidated financial statements.

Year ended December 31,
2005
Net income as reported	$22,410
Add: Stock-based employee compensation expense for stock grants, included in reported net in come, net of related tax effects	306
Deduct Stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(872)
Pro-forma net income	$21,844
Pro-forma net income per share – basic	$1.08
Pro-forma net income per share – diluted	$1.02

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

-

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information about the common stock options and restricted grants as of December 31, 2007:

	Options and Restricted Stock Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Restricted Stock Grants
$0.00	221,820	2.09	$0.00	-	-
Stock Options
$0.00 - $3.46	2,566	1.85	$3.11	2,566	$3.11
3.47 - 6.93	686,233	3.81	5.63	686,233	5.63
6.94 - 10.39	134,135	5.54	9.20	134,135	9.20
10.40 - 13.86	50,725	5.94	11.77	31,875	11.82
13.87 - 17.32	321,467	8.51	16.90	102,663	16.68
20.80 - 24.25	48,000	7.31	21.09	17,500	21.09
24.26 - 27.72	206,808	8.32	27.11	79,410	21.00
27.73 - 31.18	15,609	8.80	29.48	1,464	27.89
31.19 - 34.65	12,659	9.34	34.65	-	-
	1,700,022	5.41	$10.97	1,055,846	$9.23

At December 31, 2006, there were 1,168,600 exercisable stock options at the weighted-average exercise price of $7.35 per share.

At December 31, 2007, the aggregate intrinsic value of stock options and restricted grants outstanding was $14.8 million and the aggregate intrinsic value of stock options and restricted grants exercisable was $10.3 million. The weighted average remaining contractual life of stock options and restricted grants outstanding was 5.4 years and exercisable was 4.8 years. The aggregate intrinsic value is before applicable income taxes, based on our $18.31 closing stock price at December 31, 2007, which would have been received by the optionees had all options been exercised on that date. As of December 31, 2007, total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock grants was approximately $4.6 million, which is expected to be recognized over a period of approximately 3.9 years. During the year ended December 31, 2007, the total intrinsic value of stock options exercised was $8.0 million, and the total fair value of options vested was $1.3 million.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option and restricted stock grant transactions during 2007 were as follows:

	Restricted	Weighted		Weighted
	Stock	AverageGrant	Stock	Average
	Grants	Date Fair Value	Options	Exercise Price
Balance at December 31, 2006	168,709	$21.87	1,584,654	$10.83
Granted	57,297	18.41	202,584	19.36
Forfeited	(1,050)	25.00	(20,029)	24.53
Exercised	(3,136)	27.89	(289,007)	6.81
Balance December 31, 2007	221,820	$20.87	1,478,202	$12.62

11.	Employee Benefit Plan

Effective March 2002, we established a 401(k) Profit Sharing Plan (the “Sharing Plan”) for our employees. Employees are eligible to participate in the Sharing Plan upon six months of service and 18 years of age. Employees may contribute up to 92 percent of their salary, subject to the maximum contribution allowed by the Internal Revenue Service. Our matching contribution is discretionary based upon approval by management. Employees are 100 percent vested in their contributions and vest in our matching contributions after their initial four years of employment. During the years ended December 31, 2007, 2006, and 2005, we contributed approximately $0.2 million, $0.1 million, and $0.1 million to the Sharing Plan, respectively.

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

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair values of the financial instruments as of the dates indicated are as follows (in thousands):
	December 31, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$17,281	$17,281	$36,784	$36,784
Derivatives	$3,461	$3,461	$2,571	$2,571
Available-for-sale securities	$67,713	$67,713	$96,350	$96,350

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

13.	Earnings Per Share
The following table presents a reconciliation of basic and diluted earnings per share computations (in thousands, except per share data):

	Years Ended December 31,
	2007	2006	2005
Numerator:
Net income for basic and diluted earnings per share	$31,047	$26,692	$22,410

Denominator:
Weighted-average shares outstanding – basic	19,385	20,554	20,311
Effect of dilutive common stock options	623	783	968
Effect of dilutive common stock grants	86	56	33
Weighted-average shares outstanding – diluted	20,094	21,393	21,312

Earnings per share – basic and diluted:
Net income per share – basic	$1.60	$1.30	$1.10

Net income per share – diluted	$1.55	$1.25	$1.05

14.	Supplemental Disclosures of Consolidated Statements of Cash Flows
We paid cash for taxes during 2007, 2006, and 2005 of approximately $13.3 million, $10.5 million, and $8.5 million, respectively.

-

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our non-cash investing and financing activities during the years ended December 31, 2007, 2006, and 2005, are as follows (in thousands):

	2007	2006	2005
Unrealized gain (loss) on foreign currency exchange contracts	$890	$4,467	$(4,505)
Unrealized gain (loss) on available-for-sale securities	311	194	(129)
Tax benefit from stock options exercised	—	—	3,319
Property, plant and equipment	1,397	(2,119)	—
Capital lease obligation	—	—	144

15.	Quarterly Financial Data

Summarized quarterly financial data for 2007, 2006, and 2005 is as follows (unaudited, and in thousands except per share data):

	Quarters Ended
	March 31	June 30	September 30	December 31
2007
Total revenue	$7,279	$48,765	$52,138	$6,351
Gross margin	$3,437	$42,860	$45,969	$3,779
Selling and marketing expense	9,238	9,643	10,185	9,877
General and administrative expense	2,747	3,277	3,479	5,771
Income (loss) before income taxes	(7,438)	31,167	33,305	(11,034)
Net income (loss)	(4,984)	20,949	22,504	(7,422)
Earnings (loss) per share-basic	(0.25)	1.09	1.16	(0.39)
Earnings (loss) per share-diluted	(0.25)	1.05	1.12	(0.39)

Gross program receipts reflect total payments received by us. Gross program receipts totaled $7.8 million, $121.4 million, $134.6 million and $13.6 million for the quarters ended March 31, June 30, September 30, and December 31, 2007, respectively.

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
By: /s// JEFFREY D. THOMAS
Jeffrey D. Thomas,
Chief Executive Officer

Date: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY D. THOMAS	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008
Jeffrey D. Thomas

/s/ JOHN A. UEBERROTH	Chairman of the Board of Directors	February 29, 2008
John A. Ueberroth

/s/ MARGARET M. THOMAS	Executive Vice-President	February 29, 2008
Margaret M. Thomas

/s/ CHADWICK J. BYRD	Chief Financial Officer and Secretary	February 29, 2008
Chadwick J. Byrd

/s/ BRIGITTE M. BREN	Director	February 29, 2008
Brigitte M. Bren

/s/ DANIEL G. BYRNE	Director	February 29, 2008
Daniel G. Byrne

/s/ RAFER L. JOHNSON	Director	February 29, 2008
Rafer L. Johnson

/s/ JAMES M. KALUSTIAN	Director	February 29, 2008
James M. Kalustian

/s/ JOSEPH J. UEBERROTH	Director	February 29, 2008
Joseph J. Ueberroth

/s/ RICARDO L. VALENCIA	Director	February 29, 2008
Ricardo L. Valencia

/s/RICHARD D.C. WHILDEN	Director	February 29, 2008
Richard D. C. Whilden

II - 1

INDEX TO EXHIBITS
Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the registrant incorporated by reference to the registrant’s Registration Statement on Form 10 filed on November 15, 2001.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the registrant incorporated by reference to the registrant’s Form 8-K filed on May 17, 2005.

3.3	Bylaws of the registrant incorporated by reference to the registrant’s Registration Statement on Form 10 filed on November 15, 2001.

4.1	Form of Common Stock Certificate of the registrant incorporated by reference to the registrant’s Form 10-K filed on March 9 2007.

10.1	2001 Equity Participation Plan incorporated by reference to the registrant’s Registration Statement on Form 10 filed on January 7, 2002.

10.2	Form of 2001 Equity Participation Plan Agreement incorporated by reference to the registrant’s Registration Statement on Form 10 filed on November 15, 2001.

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

10.6	Employment Agreement by and between the registrant and Jeffrey D. Thomas, incorporated by reference to the registrant’s Form 8-K filed on October 3, 2006.

10.7	Stock Purchase Agreement by and between the registrant and Invemed Catalyst Fund, L.P. incorporated by reference to the registrant’s Form 8-K filed on January 31, 2007.

21.1	List of subsidiaries of the registrant as of December 31, 2007.*

23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.*

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or Rule 15(d)-14(a).*

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or Rule 15(d)-14(a).*

32.1
Certification by the Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) or 15(d)-14(b) and Section 1350 of Chapter 63 of Title 13 of the United  States Code (18 U.S.C. §1350).*

* Filed herewith.

II - 2