Form 10-Q
period 2008-03-31
AMBASSADORS GROUP INC
filed 2008-05-09
CIK 1162315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and ”smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
☐	Large Accelerated filer
☑	Accelerated filer
☐	Non-Accelerated filer (Do not check if a smaller reporting company)
☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes
☑	No

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of April 22, 2008 was 19,086,916.

AMBASSADORS GROUP, INC.
FORM 10-Q QUARTERLY REPORT

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMBASSADORS GROUP, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
March 31, 2008 and December 31, 2007
(dollars in thousands, except share and per share data)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$42,093	$17,281
Available-for-sale securities	73,474	67,713
Foreign currency exchange contracts	6,932	3,461
Prepaid program costs and expenses	20,626	3,624
Accounts receivable	2,801	641
Total current assets	145,926	92,720
Property and equipment, net	27,654	27,454
Deferred tax asset	1,472	1,338
Other long-term assets	276	192
Total assets	$175,328	$121,704
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,630	$2,425
Accrued expenses	1,367	2,862
Deferred tax liability	2,299	1,096
Participants’ deposits	103,913	42,723
Current portion of long-term capital lease	149	187
Total current liabilities	111,358	49,293
Capital lease	—	11
Total liabilities	111,358	49,304
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 19,131,716 and 19,345,924 shares issued and outstanding, respectively	190	192
Additional paid-in capital	585	1,082
Retained earnings	58,349	68,709
Accumulated other comprehensive income	4,846	2,417
Total stockholders’ equity	63,970	72,400
Total liabilities and stockholders’ equity	$175,328	$121,704

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three months ended March 31, 2008 and 2007
(dollars in thousands, except per-share amounts)

	2008	2007
Net revenue, non-directly delivered programs	$198	$193
Gross revenue, directly delivered programs	7,682	7,086
Total Revenue	7,880	7,279
Cost of sales, directly delivered programs	4,410	3,842
Gross Margin	3,470	3,437
Operating Expenses:
Selling and marketing	9,364	9,238
General and administrative	3,018	2,747
	12,382	11,985
Operating loss	(8,912)	(8,548)
Other income:
Interest income	903	1,110
Loss before income taxes	(8,009)	(7,438)
Income tax benefit	2,535	2,454
Net loss	$(5,474)	$(4,984)

Net loss per share — basic and diluted	$(0.29)	$(0.25)
Weighted-average common shares outstanding – basic and diluted	18,955	19,624

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the three months ended March 31, 2008 and 2007
(dollars in thousands)

	2008	2007
Net loss	$(5,474)	$(4,984)
Unrealized gain on foreign currency exchange contracts, net of income tax provision of $1,215 and $130	2,256	242
Unrealized gain on available-for-sale securities, net of income tax provision of $93 and $10	173	18
Comprehensive loss	$(3,045)	$(4,724)

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended March 31, 2008 and 2007
(dollars in thousands)

	2008	2007
Cash flows from operating activities:
Net loss	$(5,474)	$(4,984)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	809	377
Deferred income tax benefit	(239)	—
Stock-based compensation	523	480
Excess tax benefit from stock-based compensation	(19)	(614)
Gain on sale of assets	(31)	—
Change in assets and liabilities:
Accounts receivable and other current assets	(2,163)	(2,785)
Prepaid program costs and expenses	(17,002)	(19,995)
Accounts payable and accrued expenses	451	2,234
Participants’ deposits	61,190	67,658
Net cash provided by operating activities	38,045	42,371

Cash flows from investing activities:
Net change in available-for-sale securities	(5,495)	(4,753)
Net purchase of property and equipment and other	(1,781)	(3,777)
Net cash used in investing activities	(7,276)	(8,530)

Cash flows from financing activities:
Dividend payment to shareholders	(2,199)	(2,228)
Repurchase of common stock	(3,771)	(35,621)
Proceeds from exercise of stock options	43	526
Excess tax benefit from stock-based compensation	19	614
Capital lease payments and other	(49)	(53)
Net cash used in financing activities	(5,957)	(36,762)

Net increase (decrease) in cash and cash equivalents	24,812	(2,921)
Cash and cash equivalents, beginning of period	17,281	36,784
Cash and cash equivalents, end of period	$42,093	$33,863

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

Our operations are organized to provide services to students, professionals and athletes through multiple itineraries within four educational and cultural program types. These programs have been aggregated as a single operating and reporting segment based on the similarity of their economic characteristics as well as services provided.

For non-directly delivered programs, we do not actively manage the operations of each program, and our remaining performance obligation for these programs after they convene is perfunctory. Therefore, revenue from these programs is presented net of direct program costs, including accommodation and transportation costs, and recognized when the program convenes. For directly delivered programs, however, we organize and operate all activities including speakers, facilitators, events, accommodations and transportation. As such, we recognize the gross revenue and cost of sales of these directly delivered programs over the period the programs are operating. We recognize withdrawal fees concurrent with the revenue recognition from the related programs.

In our opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position at March 31, 2008 and December 31, 2007, our results of operations for the three months ended March 31, 2008 and 2007, and our cash flows for the three months ended March 31, 2008 and 2007.

2.  Net Loss Per Share

Net loss per share — basic is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Net loss per share — diluted is computed by increasing the weighted-average number of common shares outstanding by the additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  However, due to the net loss during the quarters ended March 31, 2008 and 2007, such shares have been excluded from the computation, as they are anti-dilutive.

The following table presents a reconciliation of basic and diluted earnings per share (“EPS”) computations and the number of dilutive securities (stock options and grants) that were not included in the dilutive EPS calculation because they were anti-dilutive (in thousands, except per-share amounts):

	Three months ended March 31,
	2008	2007
Numerator:
Net loss for basic and diluted earnings per share	$(5,474)	$(4,984)
Denominator:
Weighted-average shares outstanding – basic	18,955	19,624
Effect of dilutive common stock options	(A)	(A)
Weighted average shares outstanding – diluted	18,955	19,624
Net income per share – basic and diluted	$(0.29)	$(0.25)

(A)
For the three months ended March 31, 2008 and 2007 respectively, the effects of approximately 283,000 and 6,000 stock grants and options have been excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

AMBASSADORS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Available-for-Sale Securities

At March 31, 2008 and December 31, 2007, the cost and estimated fair values of our available-for-sale securities in state and municipal securities and corporate obligations were as follows (in thousands).

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value/ Carrying Value
March 31, 2008	$72,947	$527	$—	$73,474
December 31, 2007	$67,453	$260	$—	$67,713

At March 31, 2008, the amortized cost and fair value of the available-for-sale securities, by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
Auction rate securities	$21,224	$21,224
One year or less	20,134	20,306
After one year through three years	31,589	31,944
	$72,947	$73,474

On March 31, 2008, we had a total of approximately $115.6 million in cash, cash equivalents, and available-for-sale securities, which included approximately $21.2 million of investments in auction rate securities (“ARS”). On March 13, 2008, we experienced one failed ARS auction, representing principal and accrued interest totaling approximately$1.0 million. Between March 31, 2008 and May 5, 2008, we exited positions in three ARS issues, at par plus accrued interest, for a total of approximately $14.1 million, adding $3.0 million to a 35-day, rolling auction. We believe that the current lack of liquidity relating to our ARS investments will have no impact on our ability to fund our ongoing operations and growth initiatives. As of May 5, 2008, our ARS portfolio totaled approximately $10.1 million. This amount includes approximately 10 percent federally insured student loan backed securities and 90 percent municipal and education authority bonds.

Our ARS portfolio is comprised of AAA rated investments. Based on continued successful auctions within our ARS portfolio, the high-level credit rating and the current restructuring within the aggregate ARS market; we believe that the current illiquidity of our one, failed ARS is temporary. We will, however, reassess its illiquidity in future reporting periods based on several factors, including the success or failure of future auctions, possible failure of the investment to be redeemed, deterioration of the credit rating of the investment, market risk and other factors. Such reassessment may change the classification of this investment to long-term or another conclusion may be drawn.

4. Fair Value Measurement of Assets

The following table summarizes our financial assets measured at fair value on a recurring basis in accordance with SFAS 157 as of March 31, 2008 (in thousands):

	Balance as of March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)

Assets:
Cash equivalents:
Municipal securities	$30,651	$30,651	$—
Available-for-sale securities:
Auction rate securities	21,224	21,224	—
Municipal securities	52,250	52,250	—
	104,125	104,125	—
Foreign currency exchange contracts	6,932	—	$6,932
Total financial assets	$111,057	$104,125	$6,932

Our financial assets and liabilities are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of March 31, 2008, we did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (level 3 assets). Our foreign currency exchange contracts are valued using pricing models. Pricing models take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curve, option volatility and currency rates. Our derivative instruments are short-term in nature, typically one to 12 months.

Our unrealized gains of $2.4 million, excluded from earnings and reported as a component of accumulated other comprehensive income, are related primarily to the difference in value of our available-for-sale securities and our foreign exchange contracts at the beginning and ending of the period. At March 31, 2008, our available for sale securities had an aggregate unrealized gain of $0.5 million and our foreign exchange contracts had an aggregate unrealized gain of $6.9 million.

AMBASSADORS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Accounting for Stock-Based Compensation

Effective November 2001, we adopted our 2001 Equity Participation Plan (the “Plan”). The Plan provides for the grant of stock options, awards of restricted stock, performance or other awards or stock appreciation rights to our directors, key employees and consultants. The maximum number of shares which may be awarded under the Plan is 3.6 million shares. Approximately 0.5 million shares remain available for future issuance as of March 31, 2008.

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

Under the terms of the Plan, restricted stock grants follow the same grant price parameters as options. The Compensation Committee also establishes the vesting period of the grants, which is generally set at 100 percent at the conclusion of one to four years. Our key employees who have been awarded stock grants and are full time employees are subject to a four year vesting period, while our Board of Directors who have been awarded stock grants are subject to a one year vesting period. During the three months ended March 31, 2008 and 2007, no restricted stock grants were granted to our Board of Directors or key employees.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of options. In addition, option valuation models require the input of highly subjective assumptions, particularly expected term, stock price volatility, and forfeiture rate. Our employee stock options do not trade on a secondary exchange, therefore, employees do not derive benefit from holding stock options unless there is an appreciation in the market price of our stock above the grant price. Such an increase in stock price would benefit all shareholders commensurately. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience as of the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three months ended March 31, 2007. No stock options were granted during the three months ended March 31, 2008.
	Three months ended March 31, 2007
Expected dividend yield	1.46%
Expected stock price volatility	37.88%
Risk-free interest rate	4.70%
Expected life of options	4.65	years
Estimated fair value per option granted	$10.58

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of our stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. We have also included our anticipated dividend yield based on historical quarterly cash dividends paid to our shareowners. Additionally, an annualized forfeiture rate of 9.2 percent is used as a best estimate of future forfeitures based on our historical forfeiture experience. Under the true-up provisions of SFAS 123(R), the stock-based compensation expense will be adjusted in later periods if the actual forfeiture rate is different from the estimate.

AMBASSADORS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total stock-based compensation expense recognized in the consolidated statement of operations for the quarter ended March 31, 2008 was $0.5 million before income taxes. Of the total stock-based compensation expense during the quarter, stock option expense was $0.2 million, restricted stock grant expense was $0.3 million, and the related total tax benefit was insignificant.

Stock option and restricted stock transactions during the three months ended March 31, 2008 were as follows:

	Restricted Stock Grants	Weighted Average Grant Date Fair Value	Stock Options	Weighted Average Exercise Price
Balance at December 31, 2007	221,820	$20.87	1,478,202	$12.62
Granted	—	—	—	—
Forfeited	—	—	(950)	11.98
Exercised	—	—	(6,301)	7.37
Balance March 31, 2008	221,820	$20.87	1,470,951	$12.64

The aggregate intrinsic value of outstanding stock options and restricted stock was $15.6 million and of exercisable stock options and restricted stock was $10.9 million at March 31, 2008, before applicable income taxes, based on our $18.89 closing stock price at March 31, 2008. This intrinsic value would have been received by the optionees had all options been exercised on that date. As of March 31, 2008, total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock grants was approximately $4.3 million, which is expected to be recognized over approximately 3.6 years. During the quarter ended March 31, 2008, the total intrinsic value of stock options exercised was $0.1 million, and the total fair value of options which vested was $0.1 million.

The following table presents information about our common stock options and restricted grants as of March 31, 2008:

	Options and Grants Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Restricted Stock Grants
$0.00	221,820	1.84	$0.00	—	—
Stock Options
$0.00 - $3.46	1,566	1.60	$3.11	1,566	$3.11
3.47 - 6.93	682,982	3.55	5.62	682,982	5.62
6.94 - 10.39	133,735	5.30	9.20	133,735	9.20
10.40 - 13.86	48,125	5.68	11.77	39,125	11.90
13.87 - 17.32	321,467	8.26	16.90	105,163	16.68
20.80 - 24.25	48,000	7.06	21.09	17,500	21.09
24.26 - 27.72	206,808	8.07	27.11	79,410	27.00
27.73 - 31.18	15,609	8.55	29.48	3,714	29.56
31.19 - 34.65	12,659	9.09	34.65	—	—
	1,692,771	4.92	$10.98	1,063,195	$9.33

AMBASSADORS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”) and in February 2008, the FASB issued FASB Staff Position 157-2 Effective Date of FASB Statement No. 157 (“FSP 157-2”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. Rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007 for financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annually recurring basis. The provisions of FSP 157 apply to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on at least an annual recurring basis. FSP provisions delay the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. We implemented SFAS 157 on January 1, 2008 without any impact on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We implemented SFAS 159 on January 1, 2008 without any impact on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including acquisition costs will be generally expensed as incurred, noncontrolling interests will be valued at fair value at the acquisition date, acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, or our first quarter of 2009. Earlier adoption is prohibited. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 requires certain disclosures relating to noncontrolling interests and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity, reported as equity in the consolidated financial statements. This statement changes the presentation of the statement of operations. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, or our first quarter 2009. Early adoption is prohibited. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

AMBASSADORS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The statement also asks entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and how the hedges affect the entity's financial position, financial performance, and cash flows. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or our first quarter 2009, with early application encouraged, but not required. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

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

Forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include factors affecting the travel industry generally, competition, our ability to successfully integrate the operations of existing or acquired companies, and a variety of factors such as conflict in Iraq and the Middle East, periods of international unrest, the outbreak of disease, changes in the direct-mail environment, recession, weather conditions and concerns for passenger safety that could cause a decline in travel demand, as well as the risk factors, and other factors as may be identified from time to time in our Securities and Exchange Commission filings or in our press releases. For a more complete discussion of these risks, please refer to Item 1A Risk Factors disclosure in our Annual Report on Form 10-K filed on March 6, 2008 and those factors set forth under Part II, Item 1A Risk Factors set forth in this Quarterly Report on Form 10-Q. All forward-looking statements are expressly qualified in their entirety by these factors and all related cautionary statements. We do not undertake any obligation to update any forward-looking statements.

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

Our operations are organized to provide services to students, professionals and athletes through multiple itineraries within four educational and cultural program types. These programs have been aggregated as a single operating and reporting segment based on the similarity of their economic characteristics as well as services provided.

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

Generally, our policy is to obtain payment for substantially all travel services prior to entering into commitments for incurring expenses relating to such travel. Program pass-through and direct delivery expenses include all direct costs associated with our programs, including, but not limited to, costs related to airfare, hotels, meals, ground transportation, guides, presenters, facilitators, professional exchanges and changes in currency exchange rates.

Operating expenses, which are expensed as incurred, are the costs related to the creation of programs, promotional materials and marketing costs, salaries, rent, other general and administrative expenses and all ordinary expenses.

Comparison of the Three Months Ended March 31, 2007 to the Three Months Ended March 31, 2008

During the quarter ended March 31, 2008, we traveled 3,365 delegates, an increase of 12 percent from approximately 3,000 during the comparable 2007 quarter. In the first quarters of 2008 and 2007, total revenue increased $0.6 million to $7.9 million from $7.3 million. Gross margin increased to $3.5 million in the first quarter of 2008 compared to $3.4 million in the first quarter in 2007. Gross margin was negatively impacted in the quarter due to a cruise program to Antarctica for which we committed to more berths than was sold, all the while gross margins on our core programs held steady year over year.

Our policy is to expense all selling and marketing costs as incurred. Selling and marketing expenses were $9.4 million and $9.2 million during the first quarters of 2008 and 2007, respectively. The $0.1 million increase was primarily due to increased marketing personnel costs offset by reduced print costs from efficiencies in our in-house capabilities gained quarter over quarter. General and administrative expenses were $3.0 million and $2.7 million during the first quarters of 2008 and 2007, respectively. The $0.3 million increased general and administrative expenses were due to increased personnel costs as well as legal, tax and audit fees.

During the quarters ended March 31, 2008 and 2007, we recognized operating losses of $8.9 million and $8.5 million, respectively.

Other income consists primarily of interest income generated by cash, cash equivalents and available-for-sale securities. Interest income recognized decreased $0.2 million to $0.9 million from $1.1 million during the quarters ended March 31, 2008 and 2007, respectively, primarily due to decreased average cash balances year over year.

During the quarters ended March 31, 2008 and 2007, our operating losses before taxes were $8.0 million and $7.4 million, respectively.

The income tax benefit has been recorded based on a 33 percent estimated annual effective income tax rate, applied to the pre-tax income for the quarters ended March 31, 2008 and 2007. During the quarter ended March 31, 2008, insignificant adjustments recorded reduced the overall rate to 32 percent. The difference from the statutory rate of 35 percent is primarily due to tax exempt interest income earned in the periods.

This resulted in net loss of $5.5 million and $5.0 million being recorded during the first quarters of 2008 and 2007, respectively, and $0.29 loss per share in the first quarter of 2008 in comparison to $0.25 loss per share in the first quarter of 2007.

Liquidity and Capital Resources

Net cash provided by operations for the three months ended March 31, 2008 and 2007 was $38.0 million and $42.4 million, respectively. The decreased cash flow from operations was primarily related to $6.5 million decreased participant deposits partially offset by $3.0 million decreased prepaid program costs for future travel programs.

Net cash used in investing activities for the three months ended March 31, 2008 and 2007 was $7.3 million and $8.5 million, respectively. The $1.3 million decrease was primarily related to less capital expenditure in 2008 than in 2007 toward the construction of our corporate headquarters.

Net cash used in financing activities for the three months ended March 31, 2008 and 2007 was $6.0 million and $36.8 million, respectively. The net change in financing activities primarily relates to the change in stock repurchases quarter over quarter. We repurchased $35.6 million of our Common Stock during the 2007 quarter in comparison to $3.8 million of stock repurchases during the 2008 quarter. During both first quarters of 2008 and 2007, we paid $2.2 million in cash dividends.

At March 31, 2008, we had $115.6 million of cash, cash equivalents and available-for-sale securities, including program participant funds of $103.9 million. At March 31, 2007, we had $135.0 million of cash, cash equivalents and available-for-sale securities, including program participant funds of $128.3 million.

2008 Net Enrollments

Net enrollments consist of all individuals traveled year to date plus those actively enrolled for future travel. As of April 15, 2008, we had 45,388 net enrolled participants for our 2008 travel programs, compared to 56,443 net enrolled participants as of the same date last year for our 2007 travel programs. The decrease in enrollments is believed to be caused by an underperforming name source used to identify potential Student Ambassador delegates, inflationary pressures on 2008 program costs, and the current economic uncertainty. We believe the decrease in net enrollments for our 2008 programs will negatively impact 2008 earnings. We have taken, and will continue to take, measures to mitigate these negative impacts, such as, but not limited to, increased marketing efforts toward 2008 travel, decreasing the initial deposit to enroll in our programs, and implementing an expense management plan. However, there can be no assurances that any of these measures will have any success, and if so, to what extent.

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

	March 31, 2008	March 31, 2007
Cash, cash equivalents and available-for-sale securities	$115,567	$134,994
Prepaid program cost and expenses	20,626	23,781
Less: Participants’ deposits	(103,913)	(128,309)
Less: Accounts payable/accruals/other liabilities	(5,146)	(11,530)
Deployable cash	$27,134	$18,936

Our business is not capital intensive. However, we do retain funds for operating purposes in order to conduct sales and marketing efforts for future programs.

We continue to consider acquisitions of educational, travel and youth businesses that may require the use of cash and cash equivalents. There can be no assurance that definitive agreements for any such acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to us.

We do not have any material capital expenditure commitments for 2008, not already presented within our March 31, 2008 financial statements. We believe that existing cash and cash equivalents and cash flows from operations will be sufficient to fund our anticipated operating needs and capital expenditures through 2008. For a more complete discussion of these and other contractual factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2007.

Market Risk

Financial Instruments

We classify our marketable debt investments as available-for-sale securities, which are carried at fair value. Estimated fair value has been determined based upon quoted prices in active markets for identical assets (level 1). Unrealized gains and losses on available-for-sale securities are excluded from operations and reported as accumulated other comprehensive income, net of deferred income taxes. Unrealized gains recorded during the quarter ended March 31, 2008 approximated $0.2 million. Realized gains and losses on the sale of available-for-sale securities are recognized on a specific identification basis in the statement of operations in the period the investments are sold.

We evaluate investment securities for other-than-temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, the securities will be written down to current market value, resulting in a loss recorded in the statement of operations. There were no investment securities that management identified to be other-than-temporarily impaired during the quarter ended March 31, 2008 because any decline in fair value was attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery in market price occurs, or until maturity. Realized losses could occur in future periods due to a change in our intent to hold the investments to maturity, a change in our assessment of credit risk, or a change in regulatory or accounting requirements. Significant increases or decreases in the aggregate fair value of our available for-sale securities may affect our liquidity and capital resources, although we believe the credit ratings of investments held substantiate this risk as low.

At March 31, 2008 and December 31, 2007, we held $73.5 million and $67.7 million of short-term investments, consisting primarily of municipal bonds, variable rate municipal demand notes and various auction rate securities. The credit markets are currently experiencing significant uncertainty, and some of this uncertainty has impacted and may continue to impact the markets where our auction rate securities would be offered. Our investments are in high-quality, tax-exempt municipal obligations. Some of these investments are wrapped with insurance by various monoline bond insurers, and the underlying rating of all the municipalities represented in the portfolio is investment grade. We do not currently have any direct exposure to collateralized debt obligations (“CDO”) or other similar structured securities. We are unable to estimate with certainty the impact, if any, which emerging credit market conditions may have on the liquidity of our auction rate securities.

On March 31, 2008, we had a total of approximately $115.6 million in cash, cash equivalents, and available-for-sale securities, which included approximately $21.2 million of investments in auction rate securities (“ARS”). On March 13, 2008, we experienced one failed ARS auction, representing principal and accrued interest totaling approximately$1.0 million. Between March 31, 2008 and May 5, 2008, we exited positions in three ARS issues, at par plus accrued interest, for a total of approximately $14.1 million, adding $3.0 million to a 35-day, rolling auction. We believe that the current lack of liquidity relating to our ARS investments will have no impact on our ability to fund our ongoing operations and growth initiatives. As of May 5, 2008, our ARS portfolio totaled approximately $10.1 million. This amount includes approximately 10 percent federally insured student loan backed securities and 90 percent municipal and education authority bonds.

Our ARS portfolio is comprised of AAA rated investments. Based on continued successful auctions within our ARS portfolio, the high-level credit rating and the current restructuring within the aggregate ARS market; we believe that the current illiquidity of our one, failed ARS is temporary. We will, however, reassess its illiquidity in future reporting periods based on several factors, including the success or failure of future auctions, possible failure of the investment to be redeemed, deterioration of the credit rating of the investment, market risk and other factors. Such reassessment may change the classification of this investment to long-term or another conclusion may be drawn.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We consider our policies associated with cash and investments, income taxes, foreign currency, revenue recognition, stock-based compensation and contingencies and litigation to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”) and in February 2008, the FASB issued FASB Staff Position 157-2 Effective Date of FASB Statement No. 157 (“FSP 157-2”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. Rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007 for financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annually recurring basis. The provisions of FSP 157 apply to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on at least an annual recurring basis. FSP provisions delay the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. We implemented SFAS 157 on January 1, 2008 without any impact on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We implemented SFAS 159 on January 1, 2008 without any impact on our financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change to market risk as discussed in Market Risk, as part of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K filed March 6, 2008.

A majority of our travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. We have a program to provide a hedge against certain of these foreign currency risks with less than two years’ maturity. Currently, the U.S. dollar has significantly weakened against the major currencies that we pay most foreign suppliers, including the Euro, British pound, Australian dollar and New Zealand dollar. If the U.S. dollar continues to weaken against these four major currencies, we face increased costs to travel a delegate abroad, and therefore, increased pressure on the gross margin percent (gross margin as a percentage of gross program receipts). We are not able to determine whether the impact of the weakening U.S. dollar will be material on our business, financial condition, cash flows and results of operations. See further discussion of these market risks in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of March 31, 2008, the end of the period covered by this report, our chief executive officer and chief financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

In the three months ended March 31, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

On January 28, 2008, Allen Hill and Sheryl Hill, etc., et al. brought an action against us in the Fourth Judicial District of the District Court for the County of Hennepin, State of Minnesota seeking damages for alleged wrongful death of a minor, breach of contract, invasion of privacy, violation of certain enumerated Minnesota statutes, fraud, consumer fraud and false statement in advertisement in connection with the death of a minor resulting from complications from diabetes, while participating in one of our student programs during the summer of 2007. We have tendered our defense and indemnity under applicable insurance coverage, and defense counsel in Minneapolis, Minnesota has been assigned to represent us. Defense counsel has filed an answer on our behalf, denying any liability and raising various appropriate affirmative defenses. Written discovery has begun and depositions are being scheduled.

Item 1A. Risk Factors

There have been no significant changes to our risk factors, as discussed in Item 1A, Risk Factors contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 other than as described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008. The risk factors contained therein could materially and adversely affect our future operating results and could cause actual results to differ materially from those predicated in forward-looking statements we make about our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between May 2004 and November 2007, our Board of Directors authorized the repurchase of up to $45.0 million of our Common Stock in the open market or through private transactions. During the quarter ended March 31, 2008, we repurchased 220,509 shares of our Common Stock for $3.8 million. Since inception through March 31, 2008, we have repurchased approximately 1,407,400 shares of our Common Stock, adjusted to reflect the effect of our two-for-one stock split of our Common Stock, for an approximate total of $28.9 million. As of March 31, 2008, approximately $16.1 million remained available for repurchase under the plan.

Independent of this share repurchase plan, during the first quarter 2007, our board of directors approved a single repurchase of 1.2 million shares of our Common Stock for approximately $33.0 million.

The following is a summary of issuer purchases of equity securities during the quarter ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2008	213,200	$17.02	213,200	$16,287,964
February 1 – February 29, 2008	7,309	17.98	7,309	16,156,537
March 1 – March 31, 2008	—	—	—	16,156,537
Total	220,509	$17.05	220,509	$16,156,537

Item 6. Exhibits

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

AMBASSADORS GROUP, INC.

Date: May 9, 2008	By:	/s/ CHADWICK J. BYRD
Chadwick J. Byrd
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002