Form 10-Q
period 2008-06-30
AMBASSADORS GROUP INC
filed 2008-08-07
CIK 1162315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
☐	Large Accelerated filer
☑	Accelerated filer
☐	Non-Accelerated filer
☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes
☑	No

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of August 4, 2008 was 18,773,292.

AMBASSADORS GROUP, INC.
FORM 10-Q QUARTERLY REPORT

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMBASSADORS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
June 30, 2008 and December 31, 2007
(dollars in thousands, except share and per share data)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$18,489	$17,281
Available-for-sale securities	81,325	67,713
Foreign currency exchange contracts	3,292	3,461
Prepaid program costs and expenses	54,829	3,624
Accounts receivable	646	641
Total current assets	158,581	97,720
Property and equipment, net	27,320	27,454
Available-for-sale securities	2,100	—
Deferred tax asset	1,490	1,338
Intangible assets	2,365	—
Goodwill and other assets	6,441	192
Total assets	$198,297	$121,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,200	$2,425
Accrued expenses	6,795	2,862
Deferred tax liability	1,174	1,096
Participants’ deposits	100,610	42,723
Current portion of long-term capital lease and other	191	187
Total current liabilities	123,970	49,293
Capital lease	—	11
Total liabilities	123,970	49,304
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 18,990,785 and 19,345,924 shares issued and outstanding, respectively	188	192
Additional paid-in capital	—	1,082
Retained earnings	71,812	68,709
Accumulated other comprehensive income	2,327	2,417
Total stockholders’ equity	74,327	72,400
Total liabilities and stockholders’ equity	$198,297	$121,704

The accompanying condensed notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three and six months ended June 30, 2008 and 2007
(dollars in thousands, except per-share amounts)

	Six months ended		Three months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net revenue, non-directly delivered programs	$33,115	$38,426	$32,917	$38,233
Gross revenue, directly delivered programs	16,733	17,618	9,051	10,532
Internet content and advertising revenue	318	—	318	—
Total revenue	50,166	56,044	42,286	48,765
Less cost of sales, directly delivered programs	9,979	9,747	5,569	5,905
Gross margin	40,187	46,297	36,717	42,860
Operating expenses:
Selling and marketing	18,269	18,881	8,875	9,643
General and administrative	6,156	6,024	3,168	3,277
Total operating expenses	24,425	24,905	12,043	12,920
Operating income	15,762	21,392	24,674	29,940
Other income:
Interest income	1,808	2,337	905	1,227
Income before income taxes	17,570	23,729	25,579	31,167
Income tax provision	5,860	7,764	8,395	10,218
Net income	$11,710	$15,965	$17,184	$20,949
Net income per share — basic	$0.62	$0.82	$0.91	$1.09
Weighted-average common shares outstanding — basic	18,909	19,443	18,863	19,264
Net income per share — diluted	$0.60	$0.79	$0.89	$1.05
Weighted-average common shares outstanding — diluted	19,440	20,203	19,401	20,019

The accompanying condensed notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the three and six months ended June 30, 2008 and 2007
(dollars in thousands)

	Six months ended		Three months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$11,710	$15,965	$17,184	$20,949
Unrealized loss on foreign currency exchange contracts, net of income tax benefit of $60, $440, $1,275, and $570	(109)	(816)	(2,365)	(1,058)
Unrealized gain (loss) on available-for-sale securities, net of income tax benefit (provision) of $(11), $37, $82, and $47	19	(70)	(154)	(88)
Comprehensive income	$11,620	$15,079	$14,665	$19,803

The accompanying condensed notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended June 30, 2007 and 2008
(dollars in thousands)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$11,710	$15,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,609	983
Deferred income tax benefit	(56)	—
Stock-based compensation	1,055	970
Excess tax benefit from stock-based compensation	(30)	(2,009)
Gain on sale of assets	(31)	—
Change in assets and liabilities, net of business acquired:
Accounts receivable and other current assets	299	(946)
Prepaid program costs and expenses	(51,202)	(57,791)
Accounts payable, accrued expenses, and other current liabilities	17,408	22,697
Participants’ deposits	57,887	76,865
Net cash provided by operating activities	38,649	56,734
Cash flows from investing activities:
Purchase of property and equipment and other, net	(2,133)	(13,813)
Purchase of intangibles	(43)	—
Net cash paid for acquisition	(8,736)	—
Net change in available-for-sale securities	(15,682)	8,252
Net cash used in investing activities	(26,594)	(5,561)
Cash flows from financing activities:
Dividend payment to shareholders	(4,422)	(4,459)
Repurchase of common stock	(6,463)	(35,621)
Proceeds from exercise of stock options	107	1,501
Excess tax benefit from stock-based compensation	30	2,009
Capital lease payments and other	(99)	(94)
Net cash used in financing activities	(10,847)	(36,664)
Net increase in cash and cash equivalents	1,208	14,509
Cash and cash equivalents, beginning of period	17,281	36,784
Cash and cash equivalents, end of period	$18,489	$51,293

The accompanying condensed notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

Ambassadors Group, Inc. is a leading educational travel company that organizes and promotes international and domestic educational travel and sports programs for youth, athletes and professionals and provides over 8 million pages of online research content through www.BookRags.com. These consolidated financial statements include the accounts of Ambassadors Group, Inc. and our wholly owned subsidiaries, Ambassador Programs, Inc., BookRags, Inc., Ambassadors Specialty Group, Inc., Ambassadors Unlimited, LLC and Marketing Production Systems, LLC. All significant intercompany accounts and transactions are eliminated in consolidation.

On May 15, 2008, we acquired 100 percent of the outstanding common shares of BookRags, Inc. BookRags is an educational website providing book summaries, critical essays, as well as online study guides, biographies and references to encyclopedia articles. The results of BookRags' operations have been included in the consolidated financial statements since that date. See Note 6, BookRags Acquisition, for more information.

Gross receipts reflect total payments received by us for directly delivered and non-directly delivered programs and internet content and advertising revenues. For non-directly delivered travel programs, we do not actively manage the operations of each program, and our remaining performance obligation for these programs after they convene is perfunctory. Therefore, revenue from these programs is presented net of direct program costs, including accommodation and transportation costs, and recognized when the program convenes. For directly delivered programs, however, we organize and operate all activities including speakers, facilitators, events, accommodations and transportation. As such, we recognize the gross revenue and cost of sales of these directly delivered programs over the period the programs are operating. We recognize withdrawal fees concurrent with the revenue recognition from the related programs. Internet content and advertising revenues are recognized at the point of sale and corresponding to an advertisement being viewed on the BookRags site, respectively. Revenue from annual subscriptions for content access to the website is deferred and recognized monthly over the term of the subscription. Cost of internet content sales include amortization of intangible assets and licensing agreement costs.

In our opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position at June 30, 2008 and December 31, 2007, our results of operations for the three and six months ended June 30, 2008 and 2007, and our cash flows for the six months ended June 30, 2008 and 2007.

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

The following table presents a reconciliation of basic and diluted earnings per share (“EPS”) computations and the number of dilutive securities (stock options and grants) that were not included in the dilutive EPS calculation because they were anti-dilutive (in thousands, except per-share amounts):

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
Numerator:
Net income for basic and diluted earnings per share	$11,710	$15,965	$17,184	$20,949
Denominator:
Weighted-average shares outstanding – basic	18,909	19,443	18,863	19,264
Effect of dilutive common stock options	433	680	432	671
Effect of dilutive common stock grants	98	80	106	84
Weighted average shares outstanding – diluted	19,440	20,203	19,401	20,019
Net income per share – basic	$0.62	$0.82	$0.91	$1.09
Net income per share - diluted	$0.60	$0.79	$0.89	$1.05

AMBASSADORS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended June 30, 2008, the effects of approximately 290,000 stock options have been excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive. For the three months ended June 30, 2007, the effects of a negligible number of stock options have been excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive. For the six months ended June 30, 2008 and 2007, the effects of approximately 286,100 and a negligible number of stock options, respectively, have been excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

3.	Available-for-Sale Securities

At June 30, 2008 and December 31, 2007, the cost and estimated fair values of our available-for-sale securities in state and municipal securities and corporate obligations were as follows (in thousands).

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value/ Carrying Value
June 30, 2008	$83,135	$290	$—	$83,425
December 31, 2007	$67,453	$260	$—	$67,713

At June 30, 2008, the amortized cost and fair value of the available-for-sale securities, by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
Auction rate securities, due one year or less	$6,792	$6,792
One year or less	8,145	8,148
After one year through three years	68,198	68,485
	$83,135	$83,425

On June 30, 2008, we had a total of approximately $101.9 million in cash, cash equivalents, and available-for-sale securities, which included approximately $6.8 million of investments in auction rate securities (“ARS”). The remaining $95.1 million in investments are comprised of municipal securities, which we have the ability to liquidate at any time. Since March 2008, we experienced 3 failed ARS auctions, representing principal and accrued interest totaling approximately $2.1 million. Due to the longer term nature of the next auctions and the continued uncertainty in the financial markets, these ARS values have been classified as long term assets. Between March 31, 2008 and June 30, 2008, we exited positions in $14.4 million of par plus accrued interest in ARS issues. We believe that the current lack of liquidity relating to our ARS investments will have no impact on our ability to fund our ongoing operations and growth initiatives. As of July 24, 2008, we had exited 100 percent of our short term ARS positions, totaling $4.7 million.

Our ARS portfolio is comprised of AAA rated investments. Based on the high-level credit rating and the current restructuring within the aggregate ARS market, we believe that the current illiquidity of our one remaining failed ARS is temporary. We will, however, reassess its illiquidity in future reporting periods based on several factors, including the success or failure of future auctions, possible failure of the investment to be redeemed, deterioration of the credit rating of the investment, market risk and other factors. Such reassessment may change the classification or valuation of this investment.

AMBASSADORS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Fair Value Measurement of Financial Assets

The following table summarizes our financial assets measured at fair value on a recurring basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157 as of June 30, 2008 (in thousands):

		Quoted Prices in
		Active Markets for	Significant Other	Significant Other
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents:
Municipal securities	$18,006	$18,006	$—	$—
Available-for-sale securities:
Auction rate securities	6,792	4,692	—	2,100
Municipal securities	76,633	76,633	—	—
	101,431	99,331	—	2,100
Foreign currency exchange contracts	3,292	—	3,292	—
Total financial assets	$104,723	$99,331	$3,292	$2,100

Our financial assets and liabilities are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. Our foreign currency exchange contracts are valued using pricing models. Pricing models take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curve, option volatility and currency rates. Our derivative instruments are short-term in nature, typically one to 12 months. The Level 3 instrument valuation was obtained as current market quotations were not readily available, traditional sources were not providing reliable information, unusual market events had taken place, stale prices existed, or the security remained illiquid. This fair valuation methodology considered the underlying credit quality of student loan portfolios and federal government backing of its collateral as a basis of its valuation.

Unrealized loss of $0.1 million, excluded from earnings for the six months ended June 30, 2008 and reported as components of accumulated other comprehensive income, are related primarily to the difference in value of our available-for-sale securities and our foreign exchange contracts at the beginning and ending of the period. At June 30, 2008, our available for sale securities had $0.3 million aggregate unrealized gain and our foreign exchange contracts had an aggregate unrealized gain of $3.3 million.

5.	Accounting for Stock-Based Compensation

Effective November 2001, we adopted our 2001 Equity Participation Plan (the “Plan”). The Plan provides for the grant of stock options, awards of restricted stock, performance or other awards or stock appreciation rights to our directors, key employees and certain consultants. The maximum number of shares which may be awarded under the Plan is 3.6 million shares. Approximately 0.5 million shares remain available for future issuance as of June 30, 2008.

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

Under the terms of the Plan, restricted stock grants follow the same grant price parameters as options. The Compensation Committee also establishes the vesting period of the grants, which is generally set at 100 percent at the conclusion of one to four years. Our key employees who have been awarded stock grants and are full time employees are subject to a four year vesting period, while our Board of Directors who have been awarded stock grants are subject to a one year vesting period. During the six months ended June 30, 2008 and 2007, approximately

AMBASSADORS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4,753 and 2,500 restricted stock grants were granted to our Board of Directors or key employees. These grants were issued during the three months ended June 30, 2008 and 2007, respectively.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three and six months ended June 30, 2008 and 2007.

	Six months ended June 30, 2008		Six months ended June 30, 2007		Three months ended June 30, 2008		Three months ended June 30, 2007
Expected dividend yield	1.72%		1.47%		1.72%		1.49%
Expected stock price volatility	44.37%		37.70%		44.37%		37.49%
Risk-free interest rate	2.99%		4.63%		2.99%		4.55%
Expected life of options	4.36	years	4.55	years	4.36	years	4.44	years
Estimated fair value per option granted	$6.40		$11.01		$6.40		$11.52

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of our stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. We have also included our anticipated dividend yield based on quarterly cash dividends paid to our shareowners. Additionally, an annualized forfeiture rate of 9.2 percent is used as a best estimate of future forfeitures based on our historical forfeiture experience. Under the true-up provisions of SFAS 123(R), the stock-based compensation expense will be adjusted in later periods if the actual forfeiture rate is different from the estimate.

Total stock-based compensation expense recognized in the consolidated statement of operations for the quarter ended June 30, 2008 was $0.5 million before income taxes. Of the total stock-based compensation expense during the quarter, stock option expense was $0.2 million, restricted stock grant expense was $0.3 million, and the related total tax benefit was $0.2 million. Total stock-based compensation expense recognized in the consolidated statement of operations for the six months ended June 30, 2008 was $1.1 million before income taxes. Of the total stock-based compensation expense during 2008 year to date, stock option expense was $0.5 million, restricted stock grant expense was $0.6 million, and the related total tax benefit was $0.3 million.

Stock option and restricted stock transactions during the six months ended June 30, 2008 were as follows:

	Restricted	Weighted		Weighted
	Stock	Average Grant	Stock	Average
	Grants	Date Fair Value	Options	Exercise Price
Balance at December 31, 2007	221,820	$20.87	1,478,202	$12.62
Granted	4,753	18.41	12,824	18.41
Forfeited	—	—	(2,850)	17.83
Exercised	(2,527)	34.65	(13,017)	8.23
Balance June 30, 2008	224,046	$20.60	1,475,159	$12.69

The aggregate intrinsic value of outstanding stock options and restricted stock was $10.6 million and of exercisable stock options and restricted stock was $7.2 million at June 30, 2008, before applicable income taxes, based on our $14.92 closing stock price at June 30, 2008. This intrinsic value would have been received by the optionees had all options been exercised on that date. As of June 30, 2008, total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock grants was approximately $3.9 million, which is expected to be recognized over approximately 3.9 years. During the quarter ended June 30, 2008, the total intrinsic value of stock options exercised was $0.1 million, and the total fair value of options which vested was $0.1 million. During the six months ended June 30, 2008, the total intrinsic value of stock options exercised was $0.1 million, and the total fair value of options which vested was $0.2 million. During the quarter ended and six months ended June 30, 2008, the total fair value of restricted stock grants which vested was $0.1 million.

The following table presents information about our common stock options and restricted grants as of June 30, 2008:

	Options and Grants Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Restricted Stock Grants
$.00	224,046	1.60	$0.00	—	—
Stock Options
$.00 - $3.46	1,566	1.35	$3.11	1,566	$3.11
3.47 - 6.93	680,982	3.31	5.62	680,982	5.62
6.94 - 10.39	132,319	5.09	9.20	132,319	9.20
10.40 - 13.86	44,325	5.22	11.80	43,825	11.79
13.87 - 17.32	320,817	7.98	16.90	109,795	16.65
17.33 – 20.79	12,824	9.86	18.41	—	—
20.80 - 24.25	48,000	6.82	21.09	17,500	21.09
24.26 - 27.72	206,808	7.82	27.11	79,410	27.00
27.73 - 31.18	14,859	8.14	29.42	5,429	29.03
31.19 - 34.65	12,659	8.84	34.65	3,163	34.65
	1,699,205	4.72	$11.02	1,073,989	$9.48

6.	BookRags Acquisition

On May 15, 2008, we acquired 100 percent of the outstanding common shares of BookRags, Inc. BookRags is an educational website providing book summaries, critical essays, as well as online study guides, biographies and references to encyclopedia articles. BookRags operates in an adjacent space to student travel and education. BookRags’ core audiences of students, parents and teachers overlaps with our key demographic, and will enable us to expand our reach into new media and online channels where this target audience continues to spend more and more time.

The aggregate purchase price for BookRags is expected to be approximately $18.0 million, of which $8.7 million was paid at inception, including $8.5 million of cash to the prior owners and $0.2 million of acquisition expenses. The remaining purchase price was comprised of common stock valued at $4.5 million and future earn-out provisions of up to $5.0 million. The $4.5 million value of the 233,584 common stock issued was determined based on a ten day average closing price of our common stock prior to the date of the acquisition, and is subject to change if escrow conditions are not met. The fair value of the common stock will be recorded in 2010 as an addition to goodwill, when the actual number of shares to be granted after escrow conditions are known at the end of the restriction period. These shares have been excluded from outstanding stock and our basic and diluted weighted average shares due to the two year escrow requirements within the purchase agreement. Goodwill is the excess of the purchase price paid over the fair value of the net assets of the business acquired. Future payments pursuant to earn-out agreements in 2009 and 2010 will be added to goodwill when and if required earning thresholds are met. Additionally, we agreed to pay certain payments to the sellers for taxes associated with the transaction, not to exceed $0.8 million. Thus, the goodwill value as currently stated is preliminary and subject to refinement.

AMBASSADORS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The inclusion of BookRags results of operations to prior periods would have made an immaterial impact to our results of operations as reported. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at May 15, 2008. The preliminary allocation of the purchase price, subject to finalization, is as follows (in thousands):

May 15, 2008
Assets
Current assets	$209
Intangible assets	2,355
Goodwill	6,245
Total assets acquired	8,809
Liabilities and net assets acquired
Current liabilities	(163)
Total liabilities assumed	(163)
Net assets acquired	$8,646

Identified intangible assets as of June 30, 2008 were as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives
Content license agreements	$838	$(5)	$833
Content copyrights	402	(7)	395
Advertising relationships	512	(16)	496
Other	129	(5)	124
Total intangible assets with determinable lives	1,881	(33)	1,848

Intangible assets with indefinite lives
Trade name	517	—	517
Total intangible assets with indefinite lives	517	—	517
Total intangible assets	$2,398	$(33)	$2,365

Of the $2.4 million intangible assets, $0.5 million was assigned to a trade name and is not subject to amortization. The remaining $1.9 million of intangible assets, which include content license agreements, content copyrights, plagiarism software, non-compete agreements, and advertising relationships, have a weighted-average useful life of approximately 12 years and are being amortized on a straight line basis using the actual life assigned to each asset. Amortization expense for the quarter ended June 30, 2008 was insignificant, and estimated annual amortization expense for each of the ensuing years through December 31, 2013 is as follows (in thousands):

Estimated Annual Amortization
Remainder of 2008	$129
2009	$253
2010	$253
2011	$227
2012	$131
2013	$82

Although goodwill and the trade name intangible are not amortized for financial statement purposes, they will be subject to impairment review. All of the intangible assets, including goodwill, are expected to be deductible for income tax purposes.

AMBASSADORS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Segment Information

Before the second quarter 2008, our operations were organized into one operating segment, consisting of educational travel services to students, professionals and athletes through multiple itineraries within four educational and cultural program types (Ambassador Programs). The travel programs have been aggregated as a single reporting segment based on the similarity of their economic characteristics, as well as services provided. Beginning May 15, 2008 with the acquisition of BookRags, our operations are organized into two reporting segments, consisting of (1) Ambassador Programs and (2) BookRags, an internet research site housing content sales and advertising revenue.

Ambassador Programs’ gross margin is comprised of gross receipts less direct program costs, including accommodation, transportation, speakers, facilitators, and event costs. BookRags’ gross margin is comprised of content and subscription and advertising revenues via www.bookrags.com, less commissions and amortization of intangible assets directly associated with sales.

Segment information for the six months ended and as of June 30, 2008 is as follows (in thousands):
	Ambassador Programs and Other	BookRags	Consolidated
Total revenue	$49,848	$318	$50,166
Gross margin	$39,904	$283	$40,187
Depreciation and amortization	(1,576)	(33)	(1,609)
Operating income	15,568	194	15,762
Income tax provision	(5,794)	(66)	(5,860)
Net income	11,577	133	11,710
Total additions to property, plant, and equipment	2,183	—	2,183
Total additions to goodwill and intangible assets	—	8,643	8,643
Intangible assets	—	2,365	2,365
Total assets	189,274	9,023	198,297

Segment information for the three months ended and as of June 30, 2008 is as follows (in thousands):
	Ambassador Programs and Other	BookRags	Consolidated
Total revenue	$41,968	$318	$42,286
Gross margin	$36,434	$283	$36,717
Depreciation and amortization	(767)	(33)	(800)
Operating income	24,480	194	24,674
Income tax provision	(8,330)	(65)	(8,395)
Net income	17,051	133	17,184
Total additions to property, plant, and equipment	435	—	435
Total additions to goodwill and intangible assets	—	8,643	8,643
Intangible assets	—	2,365	2,365
Total assets	189,274	9,023	198,297

AMBASSADORS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes to the carrying amount of goodwill and other investments during the six months ended June 30, 2008 were as follows (in thousands):
	Ambassador Programs and Other	BookRags	Consolidated
Goodwill at December 31, 2007	$70	$—	$70
Acquisition	—	6,245	6,245
Goodwill at June 30, 2008	70	6,245	6,315

Minority interest at December 31, 2007	122	—	122
Equity earnings on investments	4	—	4
Investments at June 30, 2008	126	—	126
Total goodwill and other investments	$196	$6,245	$6,441

As of June 30, 2008, no sales exist between the two segments. The only intercompany transactions are expenses paid for by Ambassadors on behalf of BookRags, which are recorded as intercompany receivables and payables and eliminated upon consolidation.

All of our assets are located in the United States. Our revenues as a percentage of total revenues were derived from travel programs, content sales and advertising conducted in the following geographic areas for the six months ended June 30, 2008 and year ended December 31, 2007:
	June 30, 2008	December 31, 2007
Europe	49%	50%
South Pacific (primarily Australia and New Zealand)	16%	21%
Asia (primarily China)	14%	12%
United States	18%	15%
Other	3%	2%

8.	Recently Issued Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of EITF 03-6-1 is prohibited. It also requires that all prior-period EPS data be adjusted retrospectively. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.
In April 2008, the FASB issued Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”) and in February 2008, the FASB issued FASB Staff Position 157-2 Effective Date of FASB Statement No. 157 (“FSP 157-2”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted

AMBASSADORS GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Executive Overview

We are a leading educational company that (1) organizes and promotes international and domestic travel programs for students, athletes and professionals and (2) provides over 8 million pages of online research content. Youth travel programs provide opportunities for grade school, middle school and high school students to learn about the history, government, economy and culture of the foreign and domestic destinations they visit as well as for middle and high school athletes to participate in international sports challenges. Our student leader programs provide educational opportunities for middle school and high school students to learn leadership, government, college admissions and community involvement skills at domestic destinations. Our professional programs emphasize meetings and seminars between delegates and persons in similar professions abroad. The BookRag's website, www.bookrags.com, is an educational website that attracts millions of users and advertisers each month. Students and teachers are able to “research anything” through over 8 million pages of content, including BookRags-created material, licensed material, user-generated content, and other third party content.

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

Effective May 15, 2008, we acquired 100 percent of the stock in the educational website BookRags, Inc. (www.bookrags.com). BookRags was founded in 1999, and initially started as a source for online book summaries and notes and has grown to additionally include a wide variety of content including lesson plans, film summaries, biographies, literary criticisms, as well as Wikipedia. The results of BookRags have been consolidated into our results as of May 15, 2008.

Our operations are organized into two operating segments, consisting of (1) educational travel services to students, professionals and athletes through multiple itineraries within four educational and cultural program types and (2)

educational research content and advertising revenue from BookRags. The travel programs have been aggregated as a single reporting segment based on the similarity of their economic characteristics, as well as services provided.

Our Seasonality

Our business is seasonal. The majority of our travel programs occur in June and July of each year, complimented by the majority of content sales expected to occur during school years, primarily September to June. We have historically earned more than 90 percent of our annual revenues in the second and third quarters, which we anticipate will continue for the foreseeable future. Historically, these seasonal revenues have more than offset operating losses incurred during the rest of the year. Our annual results would be adversely affected if our revenues were to be substantially below seasonal norms during these periods.

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

Revenue and Operating Expenses

Gross receipts reflect total payments received by us for directly delivered and non-directly delivered programs, internet content sales, and advertising revenues. Revenue from non-directly delivered travel programs is presented as net revenue and recognized as the program convenes. For these programs, we do not actively deliver the operations of each program, and our remaining performance obligation for these programs after they convene is perfunctory. For certain programs, however, we organize and operate all activities including speakers, facilitators, events, accommodations and transportation. As such, we recognize the gross revenue and cost of sales of these directly delivered programs over the period the programs are being delivered. Internet content sales and advertising revenues are recognized at the point of sale and corresponding to an advertisement being viewed on the BookRags site, respectively. Revenue from annual subscriptions for content access to the website is deferred and recognized monthly over the term of the subscription.

Generally, our policy is to obtain payment for substantially all travel services prior to entering into commitments for incurring expenses relating to such travel. Program pass-through and direct delivery expenses include all direct costs associated with our programs, including, but not limited to, costs related to airfare, hotels, meals, ground transportation, guides, presenters, facilitators, professional exchanges and changes in currency exchange rates. Cost of internet content sales include amortization of intangible assets and licensing agreement costs.

Operating expenses, which are expensed as incurred, are the costs related to the creation of programs, promotional materials and marketing costs, salaries, rent, other general and administrative expenses and all ordinary expenses.

Comparison of the Three Months Ended June 30, 2008 to the Three Months Ended June 30, 2007

During the second quarter of 2008, we traveled 17,885 delegates, a 20 percent decrease from 22,380 delegates traveling during the same quarter one year ago. In the second quarters of 2008 and 2007, total revenue decreased 13 percent to $42.3 million from $48.8 million, and gross margin decreased 14 percent to $36.7 million from $42.9 million, respectively. The decrease in total revenue was due to traveling fewer delegates in the second quarter of 2008 in comparison to the same quarter a year ago, due to an underperforming name source used to identify potential Student Ambassador delegates, inflationary pressures on 2008 program costs, and the current economic uncertainty.

Our policy is to expense all selling and marketing costs as incurred. Selling and marketing expenses were $8.9 million and $9.6 million during the second quarters of 2008 and 2007, respectively. The $0.8 million decrease was primarily due to decreased personnel compensation, travel, and professional expenses, offset by increases in timing of marketing campaign expense. General and administrative expenses decreased $0.1 million to $3.2 million from $3.3 million, primarily as a result of decreased personnel.

Other income consists primarily of interest income generated by cash, cash equivalents and available-for-sale securities. Other income for second quarter 2008 was $0.9 million in comparison to $1.2 million for the second quarter 2007. This decrease is primarily due to decreased average cash balances year over year.

During the quarters ended June 30, 2008 and 2007, our operating income before taxes was $24.7 million and $29.9 million, respectively.

The income tax provision has been recorded based on a 33 percent estimated annual effective income tax rate, applied to the pre-tax income for the quarters ended June 30, 2008 and 2007, respectively. The difference from the 35 percent statutory rate is primarily due to tax exempt interest income.

This resulted in net income of $17.2 million and $20.9 million being recorded during the second quarters of 2008 and 2007, respectively, and $0.89 diluted earnings per share in the second quarter of 2008 in comparison to $1.05 diluted earnings per share in the second quarter of 2007.

Comparison of the Six Months Ended June 30, 2008 to the Six Months Ended June 30, 2007

During the six months ended June 30, 2008, we have traveled approximately 21,250 delegates, a 16 percent decrease from 25,400 during the six months ended June 30, 2007. Total revenue decreased 10 percent to $50.1 million from $56.0 million, and gross margin decreased 13 percent to $40.2 million from $46.3 million in the first six months of 2008 versus the same time period in 2007. The decreased gross receipts and gross margin resulted from decreased delegates traveling in the first six months of 2008 compared to the first six months of 2007, due to an underperforming name source used to identify potential Student Ambassador delegates, inflationary pressures on 2008 program costs, and the current economic uncertainty.

Selling and marketing expenses were $18.3 million and $18.9 million year to date 2008 and 2007, respectively. The $0.6 million decrease was due primarily to decreased travel as a result of the decrease in enrolled participants, combined with decreases in timing of marketing campaign expense. General and administrative expenses increased $0.2 million to $6.2 million from $6.0 million.

Other income in the first six months of 2008 and 2007 consists primarily of interest income generated by cash, cash equivalents and available-for-sale securities. Other income in the six month period ended June 30, 2008 decreased to $1.8 million from $2.3 million in the six months ended June 30, 2007 due to lower cash and investment balances year over year.

During the six months ended June 30, 2008 and 2007, our operating income before taxes was $17.6 million and $23.7 million, respectively.

The income tax provision has been recorded based on a 33 percent estimated annual effective income tax rate, applied to the pre-tax income as of the six months ended June 30, 2008 and 2007.

This resulted in net income of $11.7 million and $16.0 million being recorded during the six months ended June 30, 2008 and 2007, respectively, and $0.60 diluted earnings per share in 2008 in comparison to $0.79 diluted earnings per share in 2007.

Liquidity and Capital Resources

Net cash provided by operations for the six months ended June 30, 2008 and 2007 was $38.6 million and $56.7 million, respectively. The $18.1 million decrease in cash flow from operations was primarily related to the net effect of $4.3 million in decreased net income and a $19.0 million decrease in participants’ deposits collected in the period, partially offset by a $6.6 million decrease in prepaid program costs paid during the period and a $5.3 million decrease in accounts payable and accrued liability payments during the period.

Net cash used in investing activities for the six months ended June 30, 2008 and 2007 was $26.6 million and $5.6 million, respectively. The $21.0 million increase was primarily related to $8.7 million net cash paid for the acquisition of BookRags during 2008 and $23.9 additional net purchases in 2008 of short-term investments, netted against $11.7 million of additional investment in property and equipment during 2007 than in 2008.

Net cash used in financing activities for the six months ended June 30, 2008 and 2007 was $10.8 million and $36.7 million, respectively. The $25.8 million net change in financing activities was a result of $2.0 million decreased tax benefit from stock based compensation, $1.4 million decrease in proceeds from exercise of stock options and $29.2 million decreased repurchases of our common stock. During the six months ended June 30, 2008, we paid $4.4 million in cash dividends and repurchased $6.5 million of our common stock.

At June 30, 2008, we had $99.8 million of current cash, cash equivalents, and available-for-sale securities and $54.8 million of prepaid program costs and expenses for future periods. Our cash and investment balances include program participant funds of $100.6 million. At June 30, 2007, we had $139.3 million of cash, cash equivalents, restricted cash and available-for-sale securities, $61.5 million in prepaid program costs and expenses, and $137.5 million of program participant funds.

As discussed in our current report on Form 8-K filed on May 30, 2008, we have an unused line of credit in the amount of $20.0 million. The line of credit covenants include a current ratio greater then 1.10, deployable cash greater than zero, tangible net worth greater than $40 million and net income after taxes for the current and previous three quarters of greater than $4.0 million. As of June 30, 2008, we were in compliance with all covenants and do not expect be out of compliance through any additional financial undertakings. Additionally, we have no current plans to draw any of these funds in the immediate future.

2008 Net Enrollments

Net enrollments consist of all individuals traveled year to date plus those actively enrolled for future travel. As of July 15, 2008, we had 42,697 net enrolled participants for our 2008 travel programs, compared to 53,245 net enrolled participants as of the same date last year for our 2007 travel programs. The decrease in enrollments is believed to be caused by an underperforming name source used to identify potential Student Ambassador delegates, inflationary pressures on 2008 program prices, and the current economic uncertainty. We believe the decrease in net enrollments for our 2008 programs will negatively impact 2008 earnings. We have taken, and will continue to take, measures to mitigate these negative impacts, such as, but not limited to, increased marketing efforts toward 2008 travel, decreasing the initial deposit to enroll in our programs, and continuation of our expense management plan. However, there can be no assurances that any of these measures will have any success, and if so, to what extent.

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

Deployable Cash

Deployable cash is a non-GAAP (generally accepted accounting principles) liquidity measure. Deployable cash is calculated as the sum of cash and cash equivalents, current available for sale securities, and prepaid program costs and expenses less the sum of accounts payable, accrued expenses and other short-term liabilities (excluding deferred taxes), participant deposits and the current portion of long-term capital lease.

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

(in thousands)
	June 30, 2008	June 30, 2007	December 31, 2007

Cash, cash equivalents and available-for-sale securities	$99,814	$139,284	$84,994
Prepaid program cost and expenses	54,829	61,577	3,624
Less: Participants’ deposits	(100,610)	(137,516)	(42,723)
Less: Accounts payable/accruals/other liabilities	(22,186)	(29,665)	(5,474)
Deployable cash	$31,847	$33,680	$40,421

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

We do not have any material capital expenditure commitments for 2008, not already presented within our June 30, 2008 financial statements or discussed in our current report on Form 8-K filed on May 21, 2008. We believe that existing cash and cash equivalents and cash flows from operations will be sufficient to fund our anticipated operating needs and capital expenditures through 2008. For a more complete discussion of these and other contractual factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2007 and the Form 8-K filed on May 21, 2008.

Market Risk

Financial Instruments

We classify our marketable debt investments as available-for-sale securities, which are carried at fair value. Estimated fair value has been determined based upon quoted prices in active markets for identical assets (level 1). Unrealized gains and losses on available-for-sale securities are excluded from operations and reported as accumulated other comprehensive income, net of deferred income taxes. Unrealized gains recorded during the quarter ended June 30, 2008 approximated $0.2 million. Realized gains and losses on the sale of available-for-sale securities are recognized on a specific identification basis in the statement of operations in the period the investments are sold.

We evaluate investment securities for other-than-temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, the securities will be written down to current market value, resulting in a loss recorded in the statement of operations. There were no investment securities that management identified to be other-than-temporarily impaired during the quarter ended June 30, 2008 because any decline in fair value was attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery in market price occurs, or until maturity. Realized losses could occur in future periods due to a change in our intent to hold the investments to maturity, a change in our assessment of credit risk, or a change in regulatory or accounting requirements. Significant increases or decreases in the aggregate fair value of our available for-sale securities may affect our liquidity and capital resources, although we believe the credit ratings of investments held substantiate this risk as low.

At June 30, 2008 and December 31, 2007, we held $83.4 million and $67.7 million of short-term investments, consisting primarily of municipal bonds, variable rate municipal demand notes and various auction rate securities. The credit markets are currently experiencing significant uncertainty, and some of this uncertainty has impacted and may continue to impact the markets where our auction rate securities would be offered. Our investments are in high-quality, tax-exempt municipal obligations. Some of these investments are wrapped with insurance by various monoline bond insurers, and the underlying rating of all the municipalities represented in the portfolio is investment grade. We do not currently have any direct exposure to collateralized debt obligations (“CDO”) or other similar structured securities. We are unable to estimate with certainty the impact, if any, which emerging credit market conditions may have on the liquidity of our auction rate securities.

On June 30, 2008, we had a total of approximately $101.9 million in cash, cash equivalents, and available-for-sale securities, which included approximately $6.8 million of investments in auction rate securities (“ARS”). Since March 2008, we experienced three failed ARS auctions, representing principal and accrued interest totaling approximately $2.1 million. Due to the longer term nature of the next auctions and the continued uncertainty in the financial markets, this ARS value has been classified as a long term asset. Between March 31, 2008 and June 30, 2008, we exited positions in $14.4 million of par plus accrued interest in ARS issues. We believe that the current lack of liquidity relating to our ARS investments will have no impact on our ability to fund our ongoing operations and growth initiatives. As of July 24, 2008, we had exited 100 percent of our short term ARS positions, totaling $4.7 million, and our ARS long term investment totaled approximately $2.1 million.

Our ARS portfolio is comprised of AAA rated investments. The long term ARS fair value was determined based upon a valuation methodology which considered the underlying credit quality of student loan portfolios and federal government backing of its collateral as a basis of its valuation. Current market quotations were not readily available, traditional sources were not providing reliable information, unusual market events had taken place, stale prices existed, or the security remained illiquid. The resulting fair value effect did not have an impact on the results of operations. Based on the high-level credit rating and the current restructuring within the aggregate ARS market, we believe that the current illiquidity of our one remaining failed ARS is temporary. We will, however, reassess its illiquidity in future reporting periods based on several factors, including the success or failure of future auctions, possible failure of the investment to be redeemed, deterioration of the credit rating of the investment, market risk and other factors. Such reassessment may change the classification or valuation of this investment.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We consider our policies associated with cash and investments, valuation of goodwill and intangible assets, income taxes, foreign currency, revenue recognition, stock-based compensation and contingencies and litigation to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of June 30, 2008, the end of the period covered by this report, our chief executive officer and chief financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

Except as described below, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the second quarter of 2008.

As part of the acquisition of BookRags during the quarter ended June 30, 2008, we are integrating BookRags’ finance functions and processes. This integration has and will result in business process changes. We have designed and implemented internal control processes to ensure suitable controls over the additional financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

On January 28, 2008, Allen Hill and Sheryl Hill, etc., et al. brought an action against us in the Fourth Judicial District of the District Court for the County of Hennepin, State of Minnesota seeking damages for alleged wrongful death of a minor, breach of contract, invasion of privacy, violation of certain enumerated Minnesota statutes, fraud, consumer fraud and false statement in advertisement in connection with the death of a minor resulting from complications from diabetes, while participating in one of our student programs during the summer of 2007. We have tendered our defense and indemnity under applicable insurance coverage, and defense counsel in Minneapolis, Minnesota has been assigned to represent us. Defense counsel has filed an answer on our behalf, denying any liability and raising various appropriate affirmative defenses. Written discovery and depositions have begun. All such discovery must be completed by April 15, 2009. A jury trial has been scheduled in Minneapolis for July 15, 2009.

Item 1A. Risk Factors

 Our risk factors are discussed in Item 1A, Risk Factors, section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and have been updated with additions below, and in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008. The risk factors could materially and adversely affect our future operating results and could cause actual results to differ materially from those predicated in forward-looking statements we make about our business.

Protection of Intellectual Property Rights

Substantially all of our publications are protected by copyright, held either in our name, in the name of the author of the work, or in the name of the sponsoring professional society. Such copyrights protect our exclusive right to publish the work in the United States and in many countries abroad for specified periods. Our ability to obtain and continue to obtain access to existing and new content, as well as our ability to continue to achieve expected results depends, in part, upon our ability to protect our intellectual property rights. Our results may be adversely affected by lack of legal or technological protections for our intellectual property in some jurisdictions and markets that we operate in.

Ability to Successfully Integrate Key Acquisitions

Our growth strategy includes business acquisitions which complement our existing businesses; the development of new products and services; and organic growth of existing travel programs and content. Target acquisitions may have an impact on costs, revenues, cash flows, and our financial position, such as the recent acquisition of BookRags, Inc. that closed on May 15, 2008. Acquisitions involve risks and uncertainties, including difficulties in integrating acquired operations and in realizing expected opportunities, diversions of management resources and loss of key employees, challenges with respect to operating new businesses, and other unanticipated problems and liabilities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between May 2004 and November 2007, our Board of Directors authorized the repurchase of up to $45.0 million of our Common Stock in the open market or through private transactions. During the quarter ended June 30, 2008, we repurchased 152,400 shares of our Common Stock for $2.7 million. Since inception through June 30, 2008, we have repurchased approximately 1,559,800 shares of our Common Stock, adjusted to reflect the effect of our two-for-one stock split of our Common Stock, for an approximate total of $31.6 million. As of June 30, 2008, approximately $13.4 million remained available for repurchase under the plan.

Independent of this share repurchase plan, during the first quarter 2007, our board of directors approved a single repurchase of 1.2 million shares of our Common Stock for approximately $33.0 million.

The following is a summary of issuer purchases of equity securities during the quarter ended June 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2008	45,000	$17.74	45,000	$15,358,299
May 1 – May 31, 2008	—	—	—	15,358,299
June 1 – June 30, 2008	107,400	17.57	107,400	13,471,585
Total	152,400	$17.62	152,400	$13,471,585

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders on May 8, 2008, the following matters were voted upon:

(a)	Election of Directors: The following three directors will hold office for a three-year term or until their respective successors are duly elected and qualified:

Nominee	Votes for	Votes withheld
Brigitte M. Bren	15,321,023	2,677,858
Daniel G. Byrne	15,320,275	2,678,606
Rafer L. Johnson	15,319,723	2,679,158

(b)	Ratify Independent Registered Accounting Firm: BDO Seidman, LLP will serve as our independent registered accounting firm for the fiscal year ending December 31, 2008.

	For	Against	Abstain
Shares voted	17,942,627	30,737	25,517

Item 6. Exhibits

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

AMBASSADORS GROUP, INC.

Date: August 7, 2008	By:	/s/ CHADWICK J. BYRD
Chadwick J. Byrd
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002