Form 10-Q
period 2008-09-30
AMBASSADORS GROUP INC
filed 2008-11-07
CIK 1162315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

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

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of October 30, 2008 was 19,024,592.

AMBASSADORS GROUP, INC.
FORM 10-Q QUARTERLY REPORT

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMBASSADORS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
September 30, 2008 and December 31, 2007
(dollars in thousands, except share and per share data)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$8,088	$17,281
Available-for-sale securities	53,750	67,713
Foreign currency exchange contracts	—	3,461
Prepaid program costs and expenses	8,638	3,624
Accounts receivable	1,598	641
Deferred tax asset	1,288	—
Total current assets	73,362	92,720
Property and equipment, net	28,353	27,454
Available-for-sale securities	2,100	—
Deferred tax asset	1,559	1,338
Intangible assets	2,362	—
Goodwill and other assets	6,967	192
Total assets	$114,703	$121,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,310	$2,425
Accrued expenses	5,518	2,862
Foreign currency exchange contracts	3,533	—
Deferred tax liability	—	1,096
Participants’ deposits	21,976	42,723
Current portion of long-term capital lease and other	22	187
Total current liabilities	36,359	49,293
Capital lease	—	11

Total liabilities	36,359	49,304

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 50,000,000 shares authorized; 18,791,008 and 19,345,924 shares issued and outstanding, respectively	186	192
Additional paid-in capital	—	1,082
Retained earnings	80,416	68,709
Accumulated other comprehensive income	(2,258)	2,417

Total stockholders’ equity	78,344	72,400

Total liabilities and stockholders’ equity	$114,703	$121,704

The accompanying condensed notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three and nine months ended September 30, 2008 and 2007
(dollars in thousands, except per-share amounts)

	Nine months ended		Three months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenue, non-directly delivered programs	$62,067	$80,997	$28,952	$42,571
Gross revenue, directly delivered programs	27,285	27,185	10,552	9,567
Internet content and advertising revenue	933	—	615	—
Total revenue	90,285	108,182	40,119	52,138

Cost of sales, directly delivered programs	16,971	15,916	7,026	6,169
Cost of sales, internet content and advertising	109	—	75	—
Gross margin	73,205	92,266	33,018	45,969

Operating expenses:
Selling and marketing	29,606	29,066	11,272	10,185
General and administrative	8,913	9,503	2,822	3,479
Total operating expenses	38,519	38,569	14,094	13,664
Operating income	34,686	53,697	18,924	32,305

Other income:
Interest income	2,475	3,337	667	1,000
Income before income taxes	37,161	57,034	19,591	33,305
Income tax provision	12,153	18,565	6,293	10,801
Net income	$25,008	$38,469	$13,298	$22,504

Net income per share — basic	$1.33	$1.98	$0.72	$1.16
Weighted-average common shares outstanding — basic	18,798	19,423	18,580	19,394
Net income per share — diluted	$1.29	$1.91	$0.70	$1.12
Weighted-average common shares outstanding — diluted	19,320	20,172	19,087	20,125

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the three and nine months ended September 30, 2008 and 2007
(dollars in thousands)

	Nine months ended		Three months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$25,008	$38,469	$13,298	$22,504
Unrealized gain (loss) on foreign currency exchange contracts, net of income tax benefit (provision) of $2,448, $(125), $2,389, and $(565)	(4,546)	233	(4,437)	1,049
Unrealized gain (loss) on available-for-sale securities, net of income tax benefit (provision) of $69, $(49), $80, and $(86)	(129)	90	(148)	159
Comprehensive income	$20,333	$38,792	$8,713	$23,712

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30, 2008 and 2007
(dollars in thousands)

	UNAUDITED
	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$25,008	$38,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,480	1,632
Deferred income tax benefit	(126)	—
Stock-based compensation	1,574	1,450
Excess tax benefit from stock-based compensation	(116)	(2,696)
Gain on sale of assets	(25)	—
Write-down of property and equipment	—	336
Change in assets and liabilities, net of business acquired:
Accounts receivable and other current assets	(653)	(98)
Prepaid program costs and expenses	(5,011)	(2,741)
Accounts payable, accrued expenses, and other current liabilities	6,253	12,128
Participants’ deposits	(20,747)	(39,027)
Net cash provided by operating activities	8,637	9,453
Cash flows from investing activities:
Purchase of property and equipment and other, net	(4,018)	(18,726)
Purchase of intangibles	(95)	—
Net cash paid for acquisition	(9,280)	—
Net change in available-for-sale securities	11,665	24,698
Net cash provided by (used in) investing activities	(1,728)	5,972
Cash flows from financing activities:
Dividend payment to shareholders	(6,609)	(6,712)
Repurchase of common stock	(9,865)	(35,621)
Proceeds from exercise of stock options	395	1,952
Excess tax benefit from stock-based compensation	116	2,696
Capital lease payments and other	(139)	(142)
Net cash used in financing activities	(16,102)	(37,827)
Net decrease in cash and cash equivalents	(9,193)	(22,402)
Cash and cash equivalents, beginning of period	17,281	36,784
Cash and cash equivalents, end of period	$8,088	$14,382

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In our opinion, the consolidated financial statements contain all adjustments necessary to present fairly our financial position at September 30, 2008 and December 31, 2007, our results of operations for the three and nine months ended September 30, 2008 and 2007, and our cash flows for the nine months ended September 30, 2008 and 2007.

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

The following table presents a reconciliation of basic and diluted earnings per share (“EPS”) computations and the number of dilutive securities (stock options and grants) that were not included in the dilutive EPS calculation because they were anti-dilutive (in thousands, except per-share amounts):

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007
Numerator:
Net income for basic and diluted earnings per share	$25,008	$38,469	$13,298	$22,504
Denominator:
Weighted-average shares outstanding – basic	18,798	19,423	18,580	19,394
Effect of dilutive common stock options	419	665	394	638
Effect of dilutive common stock grants	103	84	113	93
Weighted average shares outstanding – diluted	19,320	20,172	19,087	20,125
Net income per share – basic	$1.33	$1.98	$0.72	$1.16
Net income per share - diluted	$1.29	$1.91	$0.70	$1.12

AMBASSADORS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the three and nine months ended September 30, 2008 approximately 597,030 and 289,160 stock options have been excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive. For the three and nine months ended September 30, 2007, the effects of a negligible number of stock options have been excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

3. Available-for-Sale Securities

At September 30, 2008 and December 31, 2007, the cost and estimated fair values of our investments in state and municipal securities and corporate obligations were as follows (in thousands).

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value/ Carrying Value
September 30, 2008	$55,787	$63	$—	$55,850
December 31, 2007	$67,453	$260	$—	$67,713

At September 30, 2008, the amortized cost and fair value of the available-for-sale securities, by contractual maturity, were as follows (in thousands):

	Amortized Cost	Fair Value
Auction rate securities, due one year or less	$2,100	$2,100
Other securities due one year or less	4,686	4,679
Other securities due after one year through three years	49,001	49,071
	$55,787	$55,850

On September 30, 2008, we had a total of approximately $63.9 million in cash, cash equivalents, and available-for-sale securities, which included approximately $2.1 million of investments in auction rate securities (“ARS”). The remaining $61.8 million in investments are comprised of municipal securities, which we have the ability to liquidate at any time. During 2008, we experienced three failed ARS auctions, representing principal and accrued interest of approximately $2.1 million. Due to the longer term nature of the next auctions and the continued uncertainty in the financial markets, these ARS values have been classified as long term assets.

Our ARS portfolio is comprised of three AA rated investments. Based on the high-level credit rating and the current restructuring within the aggregate ARS market, we believe that the current illiquidity of our failed ARS’s is temporary. We will, however, reassess the liquidity in future reporting periods based on several factors, including the success or failure of future auctions, possible failure of the investment to be redeemed, deterioration of the credit rating of the investment, market risk and other factors. Such reassessment may change the classification or valuation of these investments. We believe that the current lack of liquidity relating to our ARS investments will have no impact on our ability to fund our ongoing operations and growth initiatives.

AMBASSADORS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Fair Value Measurement of Financial Assets

The following table summarizes our financial assets measured at fair value on a recurring basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157 as of September 30, 2008 (in thousands).  There has been no change in the fair value of level 3 financial assets.

		Quoted Prices in
		Active Markets for	Significant Other	Significant Other
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	September 30, 2008	(Level 1)	(Level 2)	(Level 3)

Assets and liabilities:
Cash equivalents:
Municipal securities	$7,199	$7,199	$—	$—
Available-for-sale securities:
Auction rate securities	2,100	—	—	2,100
Municipal securities	53,750	53,750	—	—
	63,049	60,949	—	2,100
Foreign currency exchange contracts	(3,533)	—	(3,533)	—
Total financial assets and liabilities	$59,516	$60,949	$(3,533)	$2,100

Our financial assets and liabilities are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. Our foreign currency exchange contracts are valued using pricing models. Pricing models take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curve, option volatility and currency rates. Our derivative instruments are short-term in nature, typically one to twelve months. The Level 3 instrument valuation was obtained as current market quotations were not readily available, traditional sources were not providing reliable information, unusual market events had taken place, stale prices existed, or the security remained illiquid.

The table below presents a reconciliation for the three and nine months ended September 30, 2008, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

Securities Available for Sale (a)

December 31, 2007	$—
Total realized / unrealized gains (losses):
Included in earnings	—
Included in other comprehensive income:	—
Purchases, issuances, and settlements, net	—
Transfers into Level 3, net	2,100
September 30, 2008	$2,100

(a)	Carried at fair value prior to our adoption of SFAS 157.

Unrealized loss of $4.7 million, excluded from earnings for the nine months ended September 30, 2008 and reported as components of  other comprehensive income, are related primarily to the difference in value of our available-for-sale securities and our foreign exchange contracts at the beginning and ending of the period. At September 30, 2008, our available for sale securities had $0.1 million aggregate unrealized gain and our foreign exchange contracts had an aggregate unrealized loss of $3.5 million.

AMBASSADORS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Accounting for Stock-Based Compensation

Effective November 2001, we adopted our 2001 Equity Participation Plan (the “Plan”). The Plan provides for the grant of stock options, awards of restricted stock, performance or other awards or stock appreciation rights to our directors, key employees and consultants. The maximum number of shares which may be awarded under the Plan is 3.6 million shares. Approximately 0.5 million shares remain available for future issuance as of September 30, 2008.

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

Under the terms of the Plan, restricted stock grants follow the same grant price parameters as options. The Compensation Committee also establishes the vesting period of the grants, which is generally set at 100 percent at the conclusion of one to four years. Our key employees who have been awarded stock grants and are full time employees are subject to a four year vesting period, while members of our Board of Directors who have been awarded stock grants are subject to a one year vesting period. During the three months ended September 30, 2008 and 2007, 2,567 and 1,400 restricted stock grants were granted to our Board of Directors or key employees, and during the nine months ended September 30, 2008 and 2007, approximately 7,300 and 3,900 restricted stock grants were granted to our Board of Directors or key employees, respectively.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the nine months ended September 30, 2008 and 2007, and the three months ended September 30, 2008. No options were granted during the three months ended September 30, 2007.

	Nine months ended September 30, 2008		Nine months ended September 30, 2007		Three months ended September 30, 2008
Expected dividend yield	1.88%		1.47%		2.17%
Expected stock price volatility	45.13%		37.70%		46.45%
Risk-free interest rate	3.02%		4.63%		3.06%
Expected life of options	4.34	years	4.55	years	4.30	years
Estimated fair value per option granted	$6.04		$11.01		$5.42

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of our stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. We have also included our anticipated dividend yield based on quarterly cash dividends paid to our shareowners. Additionally, an annualized forfeiture rate of 7.8 percent is used as a best estimate of future forfeitures based on our historical forfeiture experience. Under the true-up provisions of SFAS 123(R), the stock-based compensation expense will be adjusted in later periods if the actual forfeiture rate is different from the estimate.

AMBASSADORS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total stock-based compensation expense recognized in the consolidated statement of operations for the quarter ended September 30, 2008 was $0.5 million before income taxes. Of the total stock-based compensation expense during the quarter, stock option expense was $0.2 million, restricted stock grant expense was $0.3 million, and the related total tax benefit was $0.2 million. Total stock-based compensation expense recognized in the consolidated statement of operations  for the nine months ended September 30, 2008 was $1.6 million before income taxes. Of the total stock-based compensation expense during this time period, stock option expense was $0.7 million, restricted stock grant expense was $0.9 million, and the related total tax benefit was $0.6 million.

Stock option and restricted stock transactions during the nine months ended September 30, 2008 were as follows:
	Restricted	Weighted		Weighted
	Stock	Average Grant	Stock	Average
	Grants	Date Fair Value	Options	Exercise Price
Balance at December 31, 2007	221,820	$20.87	1,478,202	$12.62
Granted	7,320	17.42	20,209	17.38
Forfeited	—	—	(2,750)	17.83
Exercised	(2,527)	34.65	(45,262)	8.71
Balance September 30, 2008	226,613	$20.54	1,450,399	$12.79

The aggregate intrinsic value of outstanding stock options and restricted stock was $11.5 million and of exercisable stock options and restricted stock was $7.9 million at September 30, 2008, before applicable income taxes, based on our $15.91 closing stock price at September 30, 2008. This intrinsic value would have been received by the optionees had all options been exercised on that date. As of September 30, 2008, total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock grants was approximately $3.5 million, which is expected to be recognized over approximately 3.9 years. During the quarter ended September 30, 2008, the total intrinsic value of stock options exercised was $0.2 million, and the total fair value of options which vested was $0.1 million. During the nine months ended September 30, 2008, the total intrinsic value of stock options exercised was $0.4 million, and the total fair value of options which vested was $0.3 million. No restricted stock grants vested during the quarter ended September 30, 2008. During the nine months ended September 30, 2008, the total fair value of restricted stock grants which vested was $0.1 million.

The following table presents information about our common stock options and restricted grants as of September 30, 2008:

	Options and Grants Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Restricted Stock Grants
$0.00	226,613	1.37	$0.00	—	—
Stock Options
$3.47 - 6.93	667,728	3.07	5.63	667,728	$5.63
6.94 - 10.39	129,594	4.83	9.19	129,594	9.19
10.40 - 13.86	31,225	5.04	11.73	31,225	11.73
13.87 - 17.32	326,702	7.82	16.87	108,295	16.65
17.33 - 20.79	12,824	9.60	18.41	—	—
20.80 - 24.25	48,000	6.58	21.09	32,750	21.09
24.26 - 27.72	206,808	7.57	27.11	79,410	21.00
27.73 - 31.18	14,859	7.89	29.42	5,429	29.03
31.19 - 34.65	12,659	8.59	34.65	3,163	34.65
	1,677,012	4.54	$12.79	1,057,594	$9.66

AMBASSADORS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The aggregate purchase price for BookRags is expected to be approximately $18.7 million, of which $8.7 million was paid at inception, including $8.5 million of cash to the prior owners and $0.2 million of acquisition expenses. The remaining purchase price was comprised of common stock valued at $4.5 million and future earn-out provisions of up to $5.0 million. The $4.5 million value of the 233,584 common stock issued was determined based on a ten day average closing price of our common stock prior to the date of the acquisition and is subject to change if escrow conditions are not met. The fair value of the common stock will be recorded in 2010 as an addition to goodwill, when the actual number of shares to be granted after escrow conditions are known at the end of the restriction period. These shares have been excluded from outstanding stock and our basic and diluted weighted average shares due to the two year escrow requirements within the purchase agreement. Goodwill is the excess of the purchase price paid over the fair value of the net assets of the business acquired. Future payments pursuant to earn-out agreements in 2009 and 2010 will be added to goodwill when and if required earning thresholds are met. Additionally, we agreed to pay certain payments to the sellers for taxes associated with the transaction, not to exceed $0.8 million. Of the $0.8 million, we paid $0.5 million in additional acquisition costs during the three months ended September 30, 2008, related to the tax payments plus other insignificant costs associated with the acquisition. The remaining $0.3 million is subject to finalization for remaining tax payments. Thus, the $6.8 million in goodwill value at September 30, 2008 is preliminary and subject to refinement.

The inclusion of BookRags results of operations to prior periods would have made an immaterial impact to our results of operations as reported. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at May 15, 2008. The allocation of the purchase price, subject to finalization, is as follows (in thousands):

May 15, 2008
Assets
Current assets	$209
Intangible assets	2,355
Goodwill	6,245
Total assets acquired	8,809
Liabilities and net assets acquired
Current liabilities	(163)
Total liabilities assumed	(163)
Net assets acquired	$8,646

AMBASSADORS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Identified intangible assets as of September 30, 2008 were as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives
Content license agreements	$838	$(16)	$822
Content copyrights	461	(16)	445
Advertising relationships	512	(48)	464
Other	130	(16)	114
Total intangible assets with determinable lives	1,941	(96)	1,845

Intangible assets with indefinite lives
Trade name	517	—	517
Total intangible assets with indefinite lives	517	—	517
Total intangible assets	$2,458	$(96)	$2,362

Of the $2.5 million intangible assets, $0.5 million was assigned to a trade name and is not subject to amortization. The remaining $2.0 million of intangible assets, which include content license agreements, content copyrights, plagiarism software, non-compete agreements, and advertising relationships, have a weighted-average useful life of approximately 12 years and are being amortized on a straight line basis using the actual life assigned to each asset. During the quarter ended September 30, 2008, we added $0.1 million to content copyrights. Amortization expense for the quarter ended September 30, 2008 was $0.1 million.

Estimated annual amortization expense for each of the ensuing years through December 31, 2013 is as follows (in thousands):
Estimated Annual Amortization
Remainder of 2008	$65
2009	$259
2010	$259
2011	$232
2012	$137
2013	$88

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

AMBASSADORS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Segment information for the nine months ended and as of September 30, 2008 is as follows (in thousands):

	Ambassador Programs and Other	BookRags	Consolidated
Total revenue	$89,352	$933	$90,285
Gross margin	$72,382	$823	$73,205
Depreciation and amortization	(2,384)	(96)	(2,480)
Operating income	34,140	546	34,686
Income tax provision	(11,898)	(255)	(12,153)
Net income	24,702	306	25,008
Total additions to property, plant, and equipment	4,069	—	4,069
Total additions to goodwill and intangible assets	—	9,229	9,229
Intangible assets, excluding goodwill	—	2,362	2,362
Total assets	104,868	9,835	114,703

Segment information for the three months ended and as of September 30, 2008 is as follows (in thousands)
	Ambassador Programs and Other	BookRags	Consolidated
Total revenue	$39,504	$615	$40,119
Gross margin	$32,478	$540	$33,018
Depreciation and amortization	(809)	(62)	(871)
Operating income	18,572	352	18,924
Income tax provision	(6,104)	(189)	(6,293)
Net income	13,125	173	13,298
Total additions to property, plant, and equipment	1,886	—	1,886
Total additions to goodwill and intangible assets	—	586	586
Intangible assets, excluding goodwill	—	2,362	2,362
Total assets	104,868	9,835	114,703

Changes to the carrying amount of goodwill and other investments during the nine months ended September 30, 2008 were as follows (in thousands):
	Ambassador Programs and Other	BookRags	Consolidated
Goodwill at December 31, 2007	$70	$—	$70
Acquisition	—	6,771	6,771
Goodwill at September 30, 2008	70	6,771	6,841

Minority interest at December 31, 2007	122	—	122
Equity earnings on investments	4	—	4
Investments at September 30, 2008	126	—	126
Total goodwill and other investments	$196	$6,771	$6,967

As of September 30, 2008, no sales exist between the two segments. The only intercompany transactions are expenses paid for by Ambassadors on behalf of BookRags, which are recorded as intercompany receivables and payables and eliminated upon consolidation.

All of our assets are located in the United States. Our revenues as a percentage of total revenues were derived from travel programs, content sales and advertising conducted in the following geographic areas for the nine months ended September 30, 2008 and year ended December 31, 2007:

AMBASSADORS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2008	December 31, 2007
Europe	54%	50%
South Pacific (primarily Australia and New Zealand)	15%	21%
Asia (primarily China)	12%	12%
United States	16%	15%
Other	3%	2%

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 will be effective beginning November 15, 2008. We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”) and in February 2008, the FASB issued FASB Staff Position 157-2 Effective Date of FASB Statement No. 157 (“FSP 157-2”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. Rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007 for financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annually recurring basis. The provisions of FSP 157 apply to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on at least an annual recurring basis. FSP provisions delay the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. We implemented SFAS 157 on January 1, 2008 for financial assets and liabilities without any impact on our financial condition or results of operations. We have not yet determined the effect, if any, of the adoption of this statement for non-financial assets and liabilities on our financial condition or results of operations.

AMBASSADORS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Statements contained in this Quarterly Report on Form 10-Q, which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, without limitation, statements in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, regarding matters which are not historical fact, including our intent, belief or current expectations of our company or our officers with respect to, among other things, trends in the travel industry, business and growth strategies, use of technology, ability to integrate acquired businesses, future actions, future performance or results of operations, and the outcome of contingencies such as legal proceedings.

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

Executive Overview

We are a leading educational company that (1) organizes and promotes international and domestic travel programs for students, athletes and professionals and (2) provides over 8 million pages of online research content. Youth travel programs provide opportunities for grade school, middle school and high school students to learn about the history, government, economy and culture of the foreign and domestic destinations they visit as well as for middle and high school athletes to participate in international sports challenges. Our student leader programs provide educational opportunities for middle school and high school students to learn leadership, government, college admissions and community involvement skills at domestic destinations. Our professional programs emphasize meetings and seminars between delegates and persons in similar professions abroad. The BookRag’s website, www.bookrags.com, is an educational website that attracts millions of users and advertisers each month. Students and teachers are able to “research anything” through over 8 million pages of content, including BookRags-created material, licensed material, user-generated content, and other third party content.

We were founded in 1967 and our common stock has traded on The NASDAQ Stock Market under the ticker symbol “EPAX” since March 2002. The consolidated financial statements include the accounts of Ambassadors Group, Inc. and our wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Effective May 15, 2008, we acquired 100 percent of the stock in the educational website BookRags, Inc. (www.bookrags.com). BookRags was founded in 1999, initially started as a source for online book summaries and notes, and has grown to additionally include a wide variety of content including lesson plans, film summaries, biographies, literary criticisms, as well as Wikipedia. The results of BookRags have been consolidated into our results as of May 15, 2008.

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

Comparison of the Three Months Ended September 30, 2008 to the Three Months Ended September 30, 2007

Total revenue decreased 23 percent to $40.1 million from $52.1 million, and gross margin decreased 28 percent to $33.0 million from $46.0 million during the third quarter 2008 in comparison to the third quarter 2007. The decrease in total revenue and gross margin was a direct result of traveling 17,680 delegates in the third quarter 2008 in comparison to 24,475 delegates in the third quarter 2007 and increased international air costs. Total revenue and gross margin in 2008 each include $0.6 million and $0.5 million from BookRags Inc, which we acquired in May 2008.

Selling and marketing expenses were $11.3 million and $10.2 million during the third quarters of 2008 and 2007, respectively. The $1.1 million increase was spent primarily toward marketing expenses during 2008 for our 2009 travel programs. General and administrative expenses decreased $0.7 million to $2.8 million from $3.5 million as a result of reductions in non essential overhead costs.

Other income consists primarily of interest income generated by cash, cash equivalents and available-for-sale securities. Interest income recognized decreased $0.3 million to $0.7 million from $1.0 million during the quarters ended September 30, 2008 and 2007, respectively. This decreased interest income was primarily due to interest income on lower cash, cash equivalents and available-for-sale security balances held during the quarter ended September 30, 2008 than those held during the quarter ended September 30, 2007.

The income tax provision has been recorded based on a 32.7 percent and 32.5 percent estimated annual effective income tax rate, applied to the pre-tax income for the quarters ended September 30, 2008 and 2007, respectively. The difference from the statutory rate of 35 percent is primarily due to tax exempt interest.

This resulted in net income of $13.3 million and $22.5 million, and $0.70 and $1.12 diluted earnings per share being recorded during the third quarters of 2008 and 2007, respectively.

Comparison of the Nine Months Ended September 30, 2008 to the Nine Months Ended September 30, 2007

Total revenue decreased to $90.3 million from $108.2 million, and gross margin decreased to $73.2 million from $92.3 million in the first nine months of 2008 versus the same time period in 2007. The 21 percent decrease in gross margin was a direct result of traveling 22 percent less delegates in the first nine months of 2008 than the same period of 2007. We traveled 38,930 delegates year to date in 2008 in comparison to 49,900 delegates year to date in 2007.

Selling and marketing expenses were $29.6 million and $29.1 million year to date 2008 and 2007, respectively. The $0.5 million increase was spent primarily toward marketing expenses during 2008, focused on our 2009 travel programs. General and administrative expenses were $8.9 million and $9.5 million year to date 2008 and 2007, respectively. The $0.6 million decrease resulted from lower personnel in administrative positions, combined with reductions of non essential overhead costs.

Other income in the first nine months of 2008 and 2007 consists primarily of interest income generated by cash, cash equivalents and available-for-sale securities. Interest income decreased to $2.5 million from $3.3 million when comparing the nine months ending September 30, 2008 and 2007, due to lower cash, cash equivalents and available-for-sale security balances held during the period ended September 30, 2007.

The income tax provision has been recorded based on a 32.7 percent and 32.5 percent estimated annual effective income tax rate, applied to the pre-tax income as of the nine months ended September 30, 2008 and 2007, respectively.

This resulted in net income of $25.0 million and $38.4 million, and $1.29 and $1.91 diluted earnings per share being recorded during the nine months ended September 30, 2008 and 2007, respectively.

Liquidity and Capital Resources

Net cash provided by operations for the nine months ended September 30, 2008 and 2007 was $8.6 million and $9.5 million, respectively. The $0.8 million decrease in cash flow from operations primarily resulted from the net effect of $13.5 million decreased year over year net income, $5.9 million decreased accounts payable and accrued expenses, offset by $18.3 million net change in participant’s deposits from year end for future travel.

Net cash used in investing activities for the nine months ended September 30, 2008 was $1.7 million and the net cash provided by investing activities for the nine months ended September 30, 2007 was $6.0 million. The $4.2 million fluctuation was primarily related to the acquisition of BookRags during 2008, the timing of available-for-sale security purchases and expenditures in 2007 related to the construction of a new office facility.

Net cash used in financing activities for the nine months ended September 30, 2008 and 2007 was $16.1 million and $37.8 million, respectively. The net change in financing activities primarily resulted from $25.7 million additional common stock repurchases during the nine months ended September 30, 2007 in comparison to the same time period of 2008. During 2008, we paid $6.6 million in cash dividends and $9.9 million in stock repurchases.

At September 30, 2008, we had $63.9 million of cash, cash equivalents and available-for-sale securities. At September 30, 2007, we had $86.2 million of cash, cash equivalents and available-for-sale securities.

During 2008, we have an unused line of credit in the amount of $20.0 million. The line of credit covenants include a current ratio greater then 1.10, deployable cash greater than zero, tangible net worth greater than $40 million and net income after taxes for the current and previous three quarters of greater than $4.0 million. As of September 30, 2008, we were in compliance with all covenants and do not expect to be out of compliance through any additional financial undertakings. Additionally, we have no  plans to draw any of these funds in the immediate future.

Deployable Cash

Deployable cash is a non-GAAP) liquidity measure. Deployable cash is calculated as the sum of cash and cash equivalents, available for sale securities and prepaid program costs and expenses less the sum of accounts payable, accrued expenses and other short-term liabilities (excluding deferred taxes), participant deposits and the current portion of long-term capital lease. We believe the deployable cash measurement is useful in understanding cash available to deploy for future business opportunities. This measurement is presented as supplementary information to enhance your understanding of, and highlight trends in, our financial position. Any non-GAAP financial measure used should not be considered in isolation or as a substitute for measures of performance or liquidity prepared in accordance with GAAP.

Deployable Cash Reconciliation (in thousands)
	September 30, 2008	September 30, 2007	December 31, 2007

Cash, cash equivalents and available-for-sale securities	$61,838	$86,173	$84,994
Prepaid program cost and expenses	8,638	6,527	3,624
Less: Participants’ deposits	(21,976)	(21,624)	(42,723)
Less: Accounts payable/accruals/other liabilities	(10,828)	(16,810)	(5,287)
Less: Current portion of capital lease	(22)	(199)	(187)
Deployable cash	$37,650	$54,067	$40,421

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

We do not have any material capital expenditure commitments for 2008, not already presented within our September 30, 2008 financial statements or discussed in our current report on Form 8-K filed on May 21, 2008. We believe that existing cash and cash equivalents and cash flows from operations will be sufficient to fund our anticipated operating needs and capital expenditures through 2008 and 2009. For a more complete discussion of these and other contractual factors, please refer to our Annual Report on Form 10-K for the year ended December 31, 2007, along with our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed during 2008.

Market Risk

Financial Instruments

We classify our marketable debt investments as available-for-sale securities, which are carried at fair value. Estimated fair value has been determined based upon quoted prices in active markets for identical assets (level 1). Unrealized gains and losses on available-for-sale securities are excluded from operations and reported as accumulated other comprehensive income, net of deferred income taxes. Unrealized losses recorded during the quarter ended September 30, 2008 approximated $0.1 million. Realized gains and losses on the sale of available-for-sale securities are recognized on a specific identification basis in the statement of operations in the period the investments are sold.

We evaluate investment securities for other-than-temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, the securities will be written down to current market value, resulting in a loss recorded in the statement of operations. There were no investment securities that management identified to be other-than-temporarily impaired during the quarter ended September 30, 2008 because any decline in fair value was attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery in market price occurs, or until maturity. Realized losses could occur in future periods due to a change in our intent to hold the investments to maturity, a change in our assessment of credit risk, or a change in regulatory or accounting requirements. Significant increases or decreases in the aggregate fair value of our available for-sale securities may affect our liquidity and capital resources, although we believe the credit ratings of investments held substantiate this risk as low.

At September 30, 2008 and December 31, 2007, we held $55.9 million and $67.7 million of short-term and long-term investments, consisting primarily of municipal bonds, variable rate municipal demand notes and various auction rate securities. The credit markets are currently experiencing significant uncertainty, and some of this uncertainty has impacted and may continue to impact the markets where our auction rate securities would be offered. Our investments are in high-quality, tax-exempt municipal obligations. Some of these investments are wrapped with insurance by various monoline bond insurers, and the underlying rating of all the municipalities represented in the portfolio is investment grade. We do not currently have any direct exposure to collateralized debt obligations (“CDO”) or other similar structured securities. We are unable to estimate with certainty the impact, if any, which emerging credit market conditions may have on the liquidity of our auction rate securities.

On September 30, 2008, we had a total of approximately $63.9 million in cash, cash equivalents, and available-for-sale securities, which included approximately $2.1 million of investments in auction rate securities (“ARS”). Since March 2008, we experienced three failed ARS auctions, representing principal and accrued interest totaling approximately $2.1 million. Due to the longer term nature of the next auctions and the continued uncertainty in the financial markets, this ARS value has been classified as a long term asset. Between March 31, 2008 and September 30, 2008, we exited positions in $14.4 million in ARS issues at par plus accrued interest. We believe that the current lack of liquidity relating to our ARS investments will have no impact on our ability to fund our ongoing operations and growth initiatives.

Our ARS portfolio is comprised of AA rated investments. The long term ARS fair value was determined based upon a valuation methodology which considered the underlying credit quality of student loan portfolios and federal government backing of its collateral as a basis of its valuation. Current market quotations were not readily available, traditional sources were not providing reliable information, unusual market events had taken place, stale prices existed, or the security remained illiquid. The resulting fair value effect did not have an impact on the results of operations. Based on the high-level credit rating and the current restructuring within the aggregate ARS market, we believe that the current illiquidity of our one remaining failed ARS is temporary. We will, however, reassess its liquidity in future reporting periods based on several factors, including the success or failure of future auctions, possible failure of the investment to be redeemed, deterioration of the credit rating of the investment, market risk and other factors. Such reassessment may change the classification or valuation of this investment.

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

In September 2006, the FASB issued SFAS No. 157,  and in February 2008, the FASB issued FSP 157-2. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. Rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007 for financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annually recurring basis. The provisions of FSP 157 apply to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on at least an annual recurring basis. FSP provisions delay the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. We implemented SFAS 157 on January 1, 2008 without any impact on our financial condition or results of operations.

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

A majority of our travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. We have a program to provide a hedge against certain of these foreign currency risks with less than two years’ maturity. Currently, the U.S. dollar value has significantly changed against the major currencies that we pay most foreign suppliers, including the Euro, British pound, Australian dollar and New Zealand dollar. If the U.S. dollar weakens against these four major currencies, we face increased costs to travel a delegate abroad, and therefore, increased pressure on the gross margin percent (gross margin as a percentage of gross program receipts). We are not able to determine whether the impact of the weakening U.S. dollar will be material on our business, financial condition, cash flows and results of operations. See further discussion of these market risks in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of September 30, 2008, the end of the period covered by this report, our chief executive officer and chief financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under  the Exchange Act is accumulated and communicated to our chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

Except as described below, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the third quarter of 2008.

As part of the acquisition of BookRags during the quarter ended June 30, 2008, we are integrating BookRags’ finance functions and processes. This integration has and will result in business process changes. We have designed and implemented internal control processes to ensure suitable controls over the additional financial reporting.

On September 30, 2008 we implemented an enterprise-wide resource planning (“ERP”) software system. There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1A. Risk Factors

Our risk factors are discussed in Item 1A, Risk Factors, section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and have been updated in Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008. The risk factors could materially and adversely affect our future operating results and could cause actual results to differ materially from those predicated in forward-looking statements we make about our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between May 2004 and November 2007, our Board of Directors authorized the repurchase of up to $45.0 million of our Common Stock in the open market or through private transactions. During the quarter ended September 30, 2008, we repurchased 234,589 shares of our Common Stock for $3.4 million. Since inception through September 30, 2008, we have repurchased approximately 1,794,400 shares of our Common Stock, adjusted to reflect the effect of our two-for-one stock split of our Common Stock, for an approximate total of $35.0 million. As of September 30, 2008, approximately $10.0 million remained available for repurchase under the plan.

Independent of this share repurchase plan, during the first quarter 2007, our board of directors approved a single repurchase of 1.2 million shares of our Common Stock for approximately $33.0 million.

The following is a summary of issuer purchases of equity securities during the quarter ended September 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2008	234,589	$14.45	234,589	$10,000,003
August 1 – August 31, 2008	—	—	—	10,000,003
September 1 – September 30, 2008	—	—	—	10,000,003
Total	234,589	$14.45	234,589	$10,000,003

Item 6. Exhibits

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

AMBASSADORS GROUP, INC.

Date: November 7, 2008	By:	/s/ CHADWICK J. BYRD
Chadwick J. Byrd
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002