Form 10-K
period 2008-12-31
AMBASSADORS GROUP INC
filed 2009-03-12
CIK 1162315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the Common Stock on the NASDAQ Stock Market on June 30, 2008, was $135.3 million. Shares of Common Stock held by each executive officer and director, and by each individual and entity that owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of February 17, 2009 was 18,822,563.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K of Ambassadors Group, Inc., which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, without limitation, statements that relate to expectations concerning matters that are not historical facts.  Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements reflect our beliefs or current expectations with respect to, among other things, trends in the travel and education industry, our business and growth strategies, our use of technology, our ability to integrate acquired businesses, and fluctuations in our results of operations.

Forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include factors affecting the travel and education industry generally, competition, dependence on key personnel and vendor relationships, our ability to successfully integrate the operations of existing or acquired companies, and a variety of factors such as conflict in Iraq and the Middle East, periods of international unrest, the outbreak of disease, changes in the direct-mail environment, protection of intellectual rights, unidentified taxation exposure, recession, weather conditions and concerns for passenger safety that could cause a decline in travel demand, as well as the risk factors set forth in Item 1A and other factors as may be identified from time to time in our filings with the Securities and Exchange Commission (the “SEC”) or in our press releases. All forward-looking statements are expressly qualified in their entirety by these factors and all related cautionary statements. We do not undertake any obligation to update any forward-looking statements.

PART I

Item 1.           Business

Ambassadors Group, Inc. (“Ambassadors,” “Company,” “we,” “us” or “our”) is a leading educational company that organizes and promotes international and domestic travel programs for students, athletes and professionals, and provides over 8 million pages of online research content through www.bookrags.com. We were founded in 1967, reincorporated in Delaware in 1995, and operated as Ambassadors Education Group, a wholly owned subsidiary of Ambassadors International, Inc. (“International”) until February 2002. Effective February 28, 2002, Ambassadors spun off from International by virtue of a special stock dividend to International’s shareholders of all of the outstanding shares of our Company that International owned (the “Distribution”). Beginning March 1, 2002, we began operating as an independent stand-alone company. Trading of our Common Stock on the NASDAQ Stock Market began on March 1, 2002 under the symbol “EPAX.” Our principal offices are located in Spokane, Washington, USA.

Our travel business consists of several specialized private-label educational travel programs, including (i) the “People to People Student Ambassador Programs” (“Student Ambassador Programs”), which provide opportunities for grade school, middle school and high school students to visit domestic and foreign destinations to learn about the history, government, economy and culture of such countries, (ii) the “People to People Sports Ambassador Programs” (“Sports Ambassador Programs”), which provide opportunities for middle school and high school athletes to participate in international sports challenges, (iii) the “People to People Leadership Summit,” and “World Leadership Forum” (“Leadership Programs”), which provide domestic travel experiences for grade school, middle school and high school students emphasizing leadership, community involvement, and government education, and (iv) the “People to People Citizen Ambassador Programs” (“Citizen Ambassador Programs”), which provide foreign travel experiences for professionals, with emphasis on meetings and seminars between delegates and persons in similar professions abroad.

Since 1995, we have expanded our travel operations primarily through internal growth and three acquisitions of educational or travel related businesses. Since 1963, we have organized programs for nearly 481,000 students, adults and athletes. Our educational travel programs feature visits abroad, including, but not limited to, Antarctica, Australia, China, France, Germany, Great Britain, Italy, South Africa, and New Zealand. In 2008, 41,929 delegates, including students from over 90 different countries, traveled on our programs to 49 countries on seven continents.

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

People to People was founded by President Dwight D. Eisenhower in 1956 and was originally administered by the U.S. State Department. Eight U.S. presidents since President Eisenhower have served as the honorary chairman of People to People. Mary Eisenhower, the president and chief executive officer of People to People, also continues her grandfather’s legacy by serving the organization.

We believe that our 42 years of continuous experience, relationships arising from organizing travel programs, and our association with People to People have provided the foundation for our Company. This foundation allows us to develop and maintain strong strategic alliances and a competitive edge in the educational and travel industries at a competitive program cost. This foundation also allows us to provide high-quality and unique educational programs and customer service. We intend to continue to grow our business internally through marketing enhancements, new programs and strategic alliances, and may make selective acquisitions of and/or joint agreements with travel, education, and direct marketing related businesses.

On May 15, 2008, we acquired 100 percent of the stock in the educational website BookRags, Inc. (“BookRags”) (www.bookrags.com). BookRags was founded in 1999. It initially started as a source for online book summaries and notes, and has grown to include a wide variety of content, including lesson plans, film summaries, biographies, and literary criticisms. The BookRags’ demographic is similar in nature to that of Ambassador Programs’ and although it is not travel related, BookRags is a complementary fit to our business model in relation to marketing opportunities, as well as the seasonality of our business. The results of BookRags have been consolidated into our results of operations as of May 15, 2008.

Student Ambassador Programs

Our Student Ambassador Programs provide an educational opportunity for students in grade school, middle school and high school to travel to one or more foreign countries or domestically, and to learn about the history, government, economy and culture of such countries. We market our Student Ambassador Programs through a combination of direct mail and local informational meetings primarily from August through February. Our representatives review candidate applications and conduct selection interviews throughout the country. Accepted applicants participate in orientation meetings to prepare for their educational travel programs.

Our Student Ambassador Program delegations depart primarily during the summer months, June through August, and generally travel for approximately fourteen to twenty-three days, during which time each delegation visits one or more countries. Each delegation generally consists of approximately 30 to 40 students and is accompanied by several teachers and local guides in each country who assist the delegations for the duration of each program. Teachers and students comprising a delegation generally come from the same locale.

Programs are designed by our staff of international planners and researchers to provide an educational and entertaining travel experience by exposing students to the history, government, economy and culture of the country or countries visited. We have contracts with program coordinators to provide day-to-day coordination and oversight of the programs. In many instances, we also provide students with the opportunity for a brief stay with a host family, which gives students a glimpse of daily life in the visited country.

Eligible students who complete certain written assignments and other projects can receive high school and university credit for their participation in the program. Universities recognizing academic credit include, but are not limited to: Stanford University; Princeton University; Yale University; the University of California, Los Angeles; the University of Washington; MIT (Massachusetts Institute of Technology); Brown University; Johns Hopkins University; Columbia University; Cornell University; Dartmouth College and Georgetown University. In addition, high school students who successfully complete the program may be eligible to receive service-learning credits, which have become a high school graduation requirement in many curricula countrywide.

Sports Ambassador Programs

Our Sports Ambassador Programs provide an opportunity for student athletes in middle school and high school to explore the host country’s culture and most participate in international tournaments with teams from across the world in up to ten different sports. We market our Sports Ambassador Programs through a combination of direct mail and local informational meetings during the months of January to March. Interested athletes apply to the program and are interviewed by our representatives, after which the selected athletes are accepted for the program.

Delegates in the Sports Ambassador Programs depart during the summer months, June through August, and travel for approximately nine to fourteen days. Teams are formed based on gender and age, and most teams comprise athletes from several different states. During a three- to four-day training camp, athletes competing in tournaments participate in an individual skill assessment, after which rosters are formed to ensure balanced and competitive teams. After the formation of rosters, the rest of the training camp focuses on team practice and fundamentals in preparation for the ensuing tournament competition. In each tournament, we have contracts with overseas tournament organizers to provide day-to-day coordination and oversight of the programs. Additionally, athletes participate in sports nutrition, psychology, leadership, physical training and international cultural excursions.

Eligible athletes who complete certain written assignments and projects can receive university credit for their participation in the program. Universities recognizing academic credit include, but are not limited to: Stanford University; Princeton University; Yale University; the University of California, Los Angeles; the University of Washington; MIT (Massachusetts Institute of Technology); Brown University; Johns Hopkins University; Columbia University; Cornell University; Dartmouth College and Georgetown University.

Leadership Programs

Our Leadership Programs provide the opportunity for motivated students with academic promise, leadership potential and a desire to serve their communities to travel domestically and internationally to exchange ideas with renowned speakers, field specific experts, professional educators and their peers. These programs are specifically designed for students in grade school, middle school and high school. In addition to the academic coursework, delegates engage in specially designed team-building and leadership-building exercises.

We market the Leadership Programs through a direct-mail marketing effort throughout the year, and they travel throughout the year for approximately seven to ten days. Leadership Programs include group discussions, workshops, educational meetings and other social and recreational activities. Programs originate from our internal marketing and research staff, who identify academic topics, speakers and facilitators. During 2005, we began to organize and operate all activities of most of our Student Leader Programs, including speakers, facilitators, events, accommodations and transportation. Previously, these activities were provided by outside vendors.

Delegates traveling on our Leadership Summit programs, grades nine through twelve, may be eligible to receive transferable high school or university credits as part of the academic program. Universities recognizing academic credit include, but are not limited to: Stanford University; Princeton University; Yale University; the University of California, Los Angeles; the University of Washington; MIT (Massachusetts Institute of Technology); Brown University; Johns Hopkins University; Columbia University; Cornell University; Dartmouth College and Georgetown University. In addition, students who successfully complete the program may be eligible to receive service-learning credits, which have become a high school graduation requirement in many curricula countrywide.

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

We believe that our Citizen Ambassador Programs provide delegates with enriching experiences and deeper understandings of foreign cultures and people than visits arranged independently or through travel agencies. Unlike travel programs provided by travel agencies, these professional exchanges are intended largely as working programs, with a significant amount of the participant’s time involved in organized meetings, seminars and round-table discussions with their foreign counterparts; visits to significant foreign facilities and institutions; and informal gatherings with foreign counterparts. Each program is led by a delegation leader based upon his or her recognition in the field and expertise regarding the special focus of the particular program.

BookRags

The BookRags' website, www.bookrags.com, is an educational website that attracts millions of users and advertisers each month. Students and teachers are able to “research anything” through over 8 million pages of content, including BookRags-created material, licensed material, user-generated content, and other third party content. BookRags provides book summaries, critical essays, as well as online study guides, biographies and references to encyclopedia articles. Due to the nature of this business and the users of the website, most of BookRags’ revenues are earned during the months of September through June.

Segment Information

Historically, our operations were organized into one operating segment, consisting of educational travel services to students, professionals and athletes through multiple itineraries within four educational and cultural program types (collectively, the “Ambassador Programs”). The travel programs have been aggregated as a single reporting segment based on the similarity of their economic characteristics and services provided. Beginning May 15, 2008 with the acquisition of BookRags, our operations were organized into two operating segments, which have been determined to be two reporting segments. These two reporting segments are (1) Ambassador Programs and Other and (2) BookRags, an internet research site housing content sales and advertising revenue. See Note 16, Segment Reporting, in our Consolidated Financial Statements for further segment information.

Academic Accreditation

Since 2004, we have been academically accredited through the Northwest Association of Accredited Schools. We developed the Washington School of World Studies to provide an opportunity for middle school, junior high and high school students to earn academic credit through their participation in the Student Ambassador Programs, Sports Ambassador Programs or Student Leader Programs. The courses offered by the Washington School of World Studies emphasize the total learning experience of the participant while preparing for and participating in the selected program. In addition to elective academic credit, students are eligible to earn service-learning credits on select programs after successfully completing the course requirements. Since inception, the Washington School of World Studies has granted approximately 166,000 academic and service-learning credits.

Since 2007, we have been able to provide teacher leaders with continuing education units from their study and work as leaders through the International Association for Continuing Education and Training (“IACET”).  As an authorized IACET provider, we have granted approximately 550 continuing education units.

Our delegates and teacher leaders are also able to earn academic credit through Eastern Washington University’s Eisenhower Center (“EWU”). Student Ambassadors in grades nine through twelve may enroll in EWU courses and earn up to 12 credits. In addition, Student Ambassadors in grades seven and eight are eligible to earn one credit per course. Teacher leaders many enroll in EWU courses and earn up to five credits. Between 1980 and 2008, Student Ambassadors transferred more than 42,000 college credits from EWU to universities of their choice. Since 2006, teacher leaders have earned more than 1,800 college credits from EWU.

Strategic Alliances

Alliances with Students on Ice, Inc. and Full On (Europe) Limited provide adventure and quality for our Student and Citizen Ambassador Programs. These agreements prescribe the nature, scope and pricing of the travel services provided to our delegates. An alliance with Safe Passage Travel I, LLC, provides safety awareness to support the education and support of safe travel practices.

We have also entered into alliances with the American College of Medical Quality, the American Bar Association and the University of Pittsburgh to provide continuing education credits for our Citizen Ambassador Programs.

Service and Trademarks

We have registered or applied for a variety of service and trademarks, including, but not limited to, the names “People to People Ambassador Programs,” “Ambassador Programs,” “Initiative for Understanding,” “People to People Student Ambassador Programs,” “People to People Sports Ambassador Programs,” “World Leadership Forum” and “BookRags.” In addition, we have the right, subject to certain exceptions, to use People to People’s name, service mark and logo for use in our marketing. We believe that the strength of our service and trademarks is valuable to our business and intend to continue to protect and promote our marks as appropriate. We believe that our business is not overly dependent upon any one trademark or service mark.

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

Employees

On December 31, 2008, we employed 275 employees, of which 267 were full-time employees. Of our full-time employees, 254 are located in Spokane, Washington, six are located in Seattle, Washington and seven are located in Washington, D.C. We have 196 full-time employees engaged in selling and marketing and 71 full-time employees in general and administrative positions. We also employ a temporary workforce on a seasonal basis to assist with our direct marketing efforts in recognition of the fact that our travel programs are seasonal in nature. None of our employees are subject to collective bargaining agreements or are represented by a union. We believe that our labor relations are good. Due to continuing deteriorating economic conditions and its impact on expected future travelers, we reduced our overall workforce approximately 17% on January 23, 2009.  On January 31, 2009, we employed 228 employees.

Competition

The travel industry and the educational segment within the travel industry are highly competitive. Our Student Ambassador Programs, Sports Ambassador Programs, and Leadership Programs compete with similar educational travel programs operated by other individuals and organizations, as well as independent programs organized and sponsored by local teachers with the assistance of local travel agents. Our Sports Ambassador Programs also compete with independent organizations, which coordinate and travel already intact teams for international competition. Citizen Ambassador Programs compete with independent professional associations and educational institutions, which sponsor and organize their own travel programs through the assistance of local travel agents, and other organizations that design travel programs and continuing professional education for adults.

We believe that the principal basis of competition in the educational travel segment of the market is the quality and uniqueness of the educational program offered, customer service, safety, reputation and program cost. We believe that our 42 years of experience organizing student and professional educational programs and established relationships with public officials, organizations and residents in countries where we provide programs, as well as our agreements with People to People, allow us to provide an educational opportunity that is not easily duplicated by competitors’ programs.

We believe the barriers to entry are relatively low for any future competitors. Certain organizations engaged in the travel business could have substantially greater financial, marketing and sales resources than we do. There can be no assurance that our present or future competitors will not exert significant competitive pressures on us in the future.

In addition to competition we face in the travel industry, we also face significant competition from a wide variety of content and media Web properties with companies throughout the world. Content and advertising on the internet are intensely competitive and have been rapidly evolving with converging technologies. We compete with many larger Web properties that have larger staff dedicated towards selling and advertising and have more traffic to offer potential advertisers. We anticipate that this competition will increase over time as Internet usage continues to grow. We believe that the internet still offers a more attractive and measurable advertising option than traditional off-line media including television, radio, billboard, magazine, and newspaper.

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

BUSINESS STRATEGY

We believe that high-quality programs and exceptional customer service are and will remain key elements of our success. Our strategy is to maintain our high quality and unique educational programs while increasing the volume of business. To grow the business, we intend to (i) expand the marketing and travel volume of existing educational travel programs, (ii) introduce new educational travel programs independently and through strategic alliances, (iii) further develop our internet presence, and (iv) pursue acquisition opportunities.

Expand the Marketing and Travel Volume

U.S. Census data projects that there will be more than 41.1 million people in the 10- to 19-year-old age range by 2015. We believe that a large number of qualified students in this age group are not aware of our youth travel programs. In light of these factors, we intend to further develop our marketing techniques by targeting additional age groups, making greater use of referrals from teachers, parents and past student travelers, and expanding and refining our extensive databases of potential delegates.

According to U.S. Census data, the number of Americans 45 to 74 years old is expected to grow substantially, increasing to more than 110.0 million people in 2015, from 102.3 million people in 2010. We expect this trend to benefit our program growth, as this population segment historically has been the most likely to participate in one of our professional travel programs. In addition, we believe that American adults interested in traveling abroad will increasingly seek convenient and unique experiences. Consequently, we believe that the opportunity exists to expand the professional educational travel programs by continuing to increase the quality and number of specialty professional programs, including professional education credit opportunities, and by exploring new country destinations. We continue to look for alliances with partners that have strong brand recognition and access to well-defined customer segments.

Introduce New Programs

We continually seek to develop and introduce additional innovative and educational experiences. We intend to continue maintaining our contacts with foreign governmental agencies and officials and utilizing these and other foreign contacts to organize opportunities for our program delegates that other travel programs do not currently offer. In addition, we may develop new youth travel programs organized around common extracurricular activities such as science, nature and music.

Expand Website Traffic

According to the U.S. Census, there will be over 72 million people in the United States by 2015 between the ages of 14 and 24. Worldwide, there will be almost 1.2 trillion people between the ages of 15 and 24. According to internetworldstats.com, worldwide penetration of the Internet is below 24% at the end of 2008, but is rapidly growing.  As we continue to add content, resources, tools and functionality to the BookRags web property, we anticipate increasing our penetration of these ages as well as additional penetration into other age groups.

Pursue Acquisition Opportunities

We consider the travel and youth education industries encompassed by our business to be large and fragmented, which present attractive acquisition opportunities.

  We believe acquisitions of businesses that are either compatible with our current business or represent a developing specialty segment may be an opportunity.

Item 1A.           Risk Factors

The following risk factors could materially and adversely affect our future operating results and could cause actual results to differ materially from those predicted in forward-looking statements we make about our business.

A decline in the travel industry could adversely affect our results of operations.

Our results of operations will depend upon factors affecting the travel industry in general. Our enrollments and resulting revenues and earnings are especially sensitive to events that affect domestic and international air travel and the level of hotel reservations. A number of factors, including those mentioned above, a rise in fuel prices or other travel costs, excessive inflation, currency fluctuations within the global market, the strength of the dollar, foreign taxation changes, extreme weather conditions and concerns about passenger safety could result in a temporary or longer-term overall decline in demand for our programs. Also, demand for our products and services may be significantly affected by the general level of economic activity and employment levels in the United States and key international markets. Therefore, the economic downturn or a recession in the United States or these other markets could have a material adverse effect on our business, financial condition, cash flows and results of operations. Currently, the United States and other markets are facing these conditions which has impacted the travel industry, the markets in which we operate, our operations and profitability. We expect these conditions will continue to impact our operations and profitability.

Business interruption due to adverse weather conditions or natural disasters, international political climate, armed conflicts, terrorist and threats thereof, and other world events or other incidents affecting the health, safety, security and/or program satisfaction of individuals could have an adverse affect on our profitability.

Demand for our travel programs may be adversely affected by natural occurrences such as hurricanes, earthquakes, epidemics or other disease outbreaks, and flooding in geographic regions in which we conduct travel programs. The occurrence of any of the events described above or other unforeseen developments in one or more of these regions would have a material adverse effect on our business, financial condition, cash flows, and results of operations.

Our operations are subject to special risks inherent in doing business internationally, as a substantial portion of our travel programs are conducted outside the United States. In the past, gross program receipts from programs to Europe, the South Pacific (Australia and New Zealand) and China have accounted for a majority of our receipts. Risks inherent in doing business internationally include potential adverse effects on operations from war, U.S. military deployments, international and domestic terrorism, civil disturbances, political instability, foreign currency exchange rates, governmental activities and deprivation of contract rights.

The continued U.S. military presence as a result of unrest in the Middle East has affected and will continue to affect the travel industry, the markets in which we operate, and our operations and profitability. The potential long-term effects are uncertain for our customers, the market for our Common Stock, the markets for our services, the strength of the U.S. dollar and the U.S. economy. In the past, we have experienced increased cancellations for our travel programs. We have also experienced a weakened U.S. dollar, the negative effect of which will cost us more to travel delegates abroad.

Periods of international and domestic unrest have reduced demand for our travel programs and could have a material adverse effect on our business and results of operations. Examples of such past events include, but are not limited, to the terrorist attacks noted below, war in Iraq in 2003, the Gulf War in 1991, civil unrest in China in 1989, and the Chernobyl disaster in 1986.

Terrorist attacks, such as the attacks that occurred in India on November 26 through 29, 2008, London on July 7 and 21, 2005, and in the United States on September 11, 2001, the continued U.S. military response, and other acts of violence or war have and will affect the travel industry generally, the markets in which we operate, as well as our operations and profitability. Further terrorist attacks against the United States or U.S. businesses and citizens at home and abroad may occur.

The September 11 attacks had a very negative impact on domestic and international air travel and the travel industry in general. As a result, we experienced a significant decrease in profitability in 2002. The potential long-term effects of these attacks are uncertain for our customers, the market for our Common Stock, the markets for our services and the U.S. economy. The consequences of any terrorist attacks, or any armed conflicts including war which may result, are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or operations.

Our financial results are subject to fluctuations due to the seasonality of our business.

Our business is highly seasonal. The majority of our travel programs are scheduled in June and July of each year, mildly complemented by the majority of content sales which occur during the school year, primarily September to June. We anticipate that this trend will continue for the foreseeable future. We recognize gross program receipts, revenues and program pass-through expenses upon the departure of our program delegates for the majority of our programs. Substantially all of our operating income is generated in the second and third quarters, which historically has offset the operating losses incurred during the rest of the year. Annual results would be adversely affected if our revenues were to be substantially below seasonal norms during the second and third quarters of the year. Furthermore, our operating results may fluctuate as a result of many factors, including the mix of student, sports, leadership and professional programs and program destinations offered by us and our competitors, the introduction and acceptance of new programs and program enhancements by us and our competitors, timing of program completions, cancellation rates, competitive conditions in the industry, marketing expenses, extreme weather conditions, international or domestic conflicts, timing of and costs related to acquisitions, changes in relationships with certain travel providers, economic factors and other considerations affecting travel. As a result of the foregoing, annual or quarterly operating results may be below the expectations of public market analysts and investors. In such event, the price of our Common Stock could be materially and adversely affected.

Competition in the travel and education industries could impact our results of operations.

The travel industry in general and the educational segment of the travel industry are highly competitive and have relatively low barriers to entry. We compete with other companies that provide similar educational travel programs for students and athletes, as well as independent programs organized and sponsored by local teachers and coaches with the assistance of local travel agents. People to People, under the terms of its agreement with us, reserves the right to offer programs to college students for studies abroad and to grant to other individuals or entities, the right to use the People to People name in connection with People to People’s professional education and sports programs. In general, our Citizen Ambassador Programs compete with independent professional organizations that sponsor and organize their own travel programs through the assistance of local travel agents, and other organizations that offer travel programs and continuing education credits for adults. Some of our competitors are larger and have greater brand-name recognition and financial resources than we do. In addition to competition we face in the travel industry, we also face significant competition from a wide variety of content and media Web properties with companies throughout the world. Content and advertising on the internet are intensely competitive and have been rapidly evolving with converging technologies. We compete with many larger Web properties that have larger staff and more traffic to offer potential advertisers. There can be no assurance that we will be able to compete successfully, and the failure to compete successfully may have a material adverse effect on our business, financial condition, cash flows and results of operations.

Our inability to use the “People to People” name could significantly impact our success in attracting future travelers.

Our agreements with People to People give us the exclusive right to develop and conduct programs for kindergarten through high school students using the People to People name, and the non-exclusive right to develop and conduct programs for professionals, college students and athletes using the People to People name. Our agreements with People to People, however, allow People to People to continue to conduct college and professional seminars and internship programs and to develop other sports and professional programs. Our agreements with People to People expire in 2010 and, at our election, may be further extended through 2020. We believe that we derive benefit from our ability to market our programs using the People to People name. If our agreements with People to People were terminated or if we were unable to use the People to People name to market new programs or destinations, this could have a material adverse effect on our business, financial condition, cash flows and results of operations. Similarly, if our relationship with People to People is disrupted or is adversely impacted because People to People experiences interruption, delay or ceases operations in the future for any reason, our business could be harmed and our stock price may decline.

Our dependence on travel suppliers could delay the delivery of our products and services, which would impact our reputation and could reduce our profitability.

We are dependent upon travel suppliers for access to their products and services. Travel suppliers include airlines, hotels, bus lines, overseas coordinators and other participants in the travel industry. Consistent with industry practices, we currently have no long-term agreements with travel suppliers that obligate such suppliers to sell services or products through us on an ongoing basis. Therefore, the travel suppliers generally can cancel or modify their agreements with us upon relatively short notice. In addition, any decline in the quality of travel products and services provided by these suppliers, or a perception by our delegates of such a decline, could adversely affect our reputation. The loss of contracts, changes in our pricing agreements, commission schedules or incentive override commission arrangements, more restricted access to travel suppliers’ products and services or less favorable public opinion of certain travel suppliers, resulting in low demand for the products and services of such travel suppliers and loss of deposits with travel suppliers that could go bankrupt could all have a material adverse effect on our business, financial condition, cash flows and results of operations.

We depend on our ability to attract and retain our key personnel.

Our performance is substantially dependent on the continued services and performances of our senior management and certain other key personnel. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, financial condition and results of operations. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled managerial, marketing and customer service personnel. The failure to retain and attract necessary managerial, marketing and customer service personnel could have a material adverse effect on our business, financial condition, cash flows and results of operations.

We depend on the effectiveness of marketing to obtain individuals to travel on our programs and to use our website.

Our performance in our travel programs is substantially dependent on the effectiveness of our direct marketing efforts, including but not limited to, names sources used to identify potential participants for our programs, direct mail and local informational meetings. Failure or underperformance of our marketing efforts or changes in the direct-mail environment could have a material adverse effect on our business, financial condition, cash flows and results of operations. Such changes in the direct-mail environment could include, but are not limited to, a threat of disease or bioterrorism within the mail environment and new or different regulatory schemes or changes in costs or services by the United States Postal Service. In addition, the performance of our research segment is dependent on advertising rates. Changes affecting advertising fees and reduced traffic could have an impact on operations.

Government regulation and taxation may adversely affect the travel industry and thus increase our operating expenses.

Many travel suppliers, particularly airlines, are subject to extensive regulation by federal, state and foreign governments. In addition, the travel industry is subject to certain seller of travel laws of certain states and special taxes by federal, state, local and foreign governments, including but not limited to hotel bed taxes, car rental taxes, airline excise taxes and airport taxes and fees. New or different regulatory schemes or changes in tax policy could have an adverse impact on the travel industry in general and could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Fluctuations in foreign currency exchange rates could affect our results of operations.

Many of our arrangements with our foreign-based suppliers require payment to be made in foreign currencies. Any decrease in the value of the U.S. dollar in relation to foreign currencies has the effect of increasing the cost of the services to be provided. Since late 1993, we generally have purchased forward contracts and options with less than two years’ maturity to help manage program costs and hedge against foreign currency valuation increases. While the ability to utilize forward contracts for the delivery of foreign currencies can mitigate the effect of increased program costs and foreign currency exchange fluctuations, there can be no assurance that increased program costs relating to such currency fluctuations will not be substantial in future periods. There can also be no assurance our hedging strategy will mitigate longer-term foreign exchange valuation trends. Depending on the strength of the U.S. dollar at the time the forward contracts and options are entered into and its strength throughout the contracted period, we could end up in an over-hedged position, which may result in a gain or loss that must be recognized in our financial statements immediately. Our contract with delegates in our travel programs provides us the option of passing along to delegates any increase in program costs resulting from currency fluctuations. Although we have exercised this option in the past, there can be no assurance that we will be able to increase program prices to offset any such cost increases in the future and any failure to do so could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Litigation may subject us to significant litigation costs, judgments, fines and penalties in excess of insurance coverage, and divert management attention from our business.

Due to the nature of our business, we may be subject to liability claims arising out of accidents or disasters causing injury to delegates on our programs, including claims for serious personal injury or death. We believe that we have adequate liability insurance for risks arising in the normal course of business. Although we have experienced no claims for which we did not have adequate insurance coverage, there can be no assurance that insurance coverage will be sufficient to cover one or more large claims or that the applicable insurer will be solvent at the time of any covered loss. Further, there can be no assurance that we will be able to obtain insurance coverage at acceptable levels and cost in the future. Successful assertion against us of one or a series of large uninsured claims, or of one or a series of claims exceeding any insurance coverage could have a material adverse effect on our business, financial condition, cash flows and results of operations.  See “Item 3: Legal Proceedings”, for a description of the claims that have been made against us.

If we are unable to successfully manage the growth in our business, our prospects may be limited and our future profitability will be decreased.

Our performance is dependent on our ability to grow our business and expand the marketing and volume of our educational travel programs, increase the number of website visitors and unique users, and develop our brands. In addition, our ability to grow is dependent on our ability to acquire or enter into strategic alliances. Failure of growth strategies could have a material adverse effect on our business, financial condition, cash flows and results of operations.

We are exposed to concentration of credit risk that could affect our results of operations.

Cash, cash equivalents and available-for-sale securities are exposed to concentrations of credit risk. We place our cash and temporary cash investments with high credit quality institutions. At times, such balances may be in excess of the federal depository insurance limit or may be on deposit at institutions which are not covered by this insurance. If such institutions were to become insolvent during which time it held our cash, cash equivalents or available-for-sale securities in excess of the insurance limit, we could suffer losses or it could be necessary to obtain credit financing to operate our travel programs.

Our short-term investments primarily consist of municipal bonds and some auction rate securities. The credit markets are currently experiencing significant uncertainty, however our investments are in high-quality, tax-exempt municipal obligations and our auction rate securities are insignificant compared to our total investment portfolio. See Note 6, Fair Value Measurement of Financial Assets and Liabilities, in our Consolidated Financial Statements for further information.

If we are unable to protect our intellectual property, we may lose a competitive advantage or incur substantial litigation costs to protect our rights.

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

We depend on our ability to successfully integrate key acquisitions.

One of our growth strategies is to acquire businesses that complement our existing businesses. Target acquisitions may have an impact on costs, revenues, cash flows, and our financial position, such as the recent acquisition of BookRags, on May 15, 2008. Acquisitions involve risks and uncertainties, including difficulties in integrating acquired operations and in realizing expected opportunities, diversions of management resources and loss of key employees, challenges with respect to operating new businesses, and other unanticipated risks and liabilities.

Our revenues and results of operations may fluctuate unexpectedly from quarter to quarter, which may cause our stock price to decline.

The market price of our Common Stock could be subject to significant fluctuations. Some of the factors that could affect our stock price include:

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

Item 1B.           Unresolved Staff Comments

None.

Item 2.           Properties

We own an office building, approximating 132,000 square feet, in which our headquarters are located in Spokane, Washington. Our facilities are well maintained, in good operating condition and provide adequate capacity for our needs. We have the ability to expand our capacity for growth if we should need to in the future. At December 31, 2008, Ambassadors Group, Inc. is the occupant of this property.

We also occupy two additional office spaces. One which totals approximately 2,400 square feet in Arlington, Virginia, pursuant to a lease which expires April 30, 2011 and is occupied by Ambassador Programs. Another which totals approximately 2,200 square feet in Seattle, Washington, pursuant to a lease which expires on February 28, 2011 and is occupied by both Ambassador Programs and BookRags. Both facilities are well maintained, in good operating condition and provide adequate capacity for our needs.

 Item 3.           Legal Proceedings

On January 28, 2008, Allen Hill and Sheryl Hill brought an action against us in the Fourth Judicial District of the District Court for the County of Hennepin, State of Minnesota, entitled Allen Hill and Sheryl Hill, et al. v. Ambassadors Group, et al.. The complaint alleges damages for alleged wrongful death of a minor, breach of contract, invasion of privacy, violation of certain enumerated Minnesota statutes, fraud, consumer fraud and false statement in advertisement in connection with the death of a minor resulting from complications from diabetes while participating in one of our student programs during the summer of 2007. We tendered our defense and indemnity under applicable insurance coverage, and defense counsel in Minneapolis, Minnesota has been assigned to represent us. Defense counsel filed an answer on our behalf, denying any liability and raising various appropriate affirmative defenses. We have been informed that the plaintiffs intend to amend their complaint to add a claim for punitive damages against us.  The plaintiffs’ application for punitive damages is scheduled to be heard by the Court on April 23, 2009. Written discovery and depositions have commenced and are continuing. All such discovery must be completed by April 15, 2009. A jury trial has been scheduled in Minneapolis for July 13, 2009. We intend to vigorously defend this lawsuit and the plaintiffs’ motion to amend their complaint to add a claim for punitive damages. We believe that the likelihood that our Company will ultimately incur a loss in connection with this litigation is reasonably possible rather than probable. We cannot estimate the possible loss to our Company, if any. We have not accrued any loss related to this litigation. The actual cost to resolve this case will depend upon many factors such as the outcome of mediation, pre-trial motions, trial and any appeals. However, we believe any loss incurred will not have a material adverse effect on our business, financial condition, cash flows or results of operations.

We are not a party to any other material pending legal proceedings other than ordinary routine litigation incidental to our business; the outcome of which we believe will not have a material adverse effect on our business, financial condition, cash flows or results of operations. These matters are subject to inherent uncertainties and management’s view of these matters may change in the future. Adverse outcomes in some or all of the matters described in this section may result in significant monetary damages or injunctive relief against us that would adversely affect our operations.

Item 4.           Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2008.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock has been traded on the NASDAQ Stock Market under the symbol “EPAX” since March 1, 2002.

As of February 17, 2009, the last reported sale price of our Common Stock was $7.63. The following table sets forth the high and low sale prices of a share of our Common Stock as reported on the NASDAQ Stock Market on a quarterly basis for our fiscal years ended December 31, 2008 and 2007.

	High	Low
Quarter ended March 31, 2008	$20.80	$16.40
Quarter ended June 30, 2008	$20.42	$14.90
Quarter ended September 30, 2008	$19.99	$13.31
Quarter ended December 31, 2008	$16.35	$7.42

Quarter ended March 31, 2007	$33.55	$27.98
Quarter ended June 30, 2007	$35.53	$32.51
Quarter ended September 30, 2007	$39.65	$34.02
Quarter ended December 31, 2007	$40.99	$17.09

Performance Graph

The following graph compares our cumulative total shareholder return with the NASDAQ Stock Market Index and the Russell 2000 Index. The graph assumes that $100 was invested on December 31, 2003 in our Common Stock and in each of the indexes mentioned above and that all dividends were reinvested.

The performance graph is being furnished by us and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed to be incorporated by reference in any filing under the Act, or the Exchange Act.

Holders of Record

As of February 17, 2009, there were approximately 84 holders of record of our Common Stock, according to our registrar. This number does not include beneficial owners holding shares through nominee or street name.

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

During 2007 and 2008, and through February 2009, our Board of Directors declared the following dividend payments:

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 15, 2007	March 1, 2007	March 15, 2007	$0.115
May 2, 2007	May 17, 2007	June 1, 2007	$0.115
August 10, 2007	August 24, 2007	September 7, 2007	$0.115
November 8, 2007	November 22, 2007	December 6, 2007	$0.115
February 13, 2008	February 27, 2008	March 12, 2008	$0.115
May 8, 2008	May 22, 2008	June 5, 2008	$0.115
August 26, 2008	September 9, 2008	September 23, 2008	$0.115
November 13, 2008	November 26, 2008	December 10, 2008	$0.115
February 26, 2009	March 12, 2009	March 26, 2009	$0.06

Transfer Agent and Registrar

BNY Mellon Shareowner Services serves as transfer agent and registrar of our Common Stock.

Equity Compensation Plan Information

The following tables provide information as of December 31, 2008 about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans.
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,845,459	$10.96	260,399
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,845,459	$10.96	260,399

Issuer Purchases of Equity Securities

Between May 2004 and December 2006, our Board of Directors authorized the repurchase of up to $25.0 million of our Common Stock in the open market or through private transactions. On November 8, 2007, our Board of Directors increased the authorized Common Stock repurchase plan amounts to $45.0 million. On November 13, 2008, our Board of Directors, again, increased the authorized Common Stock repurchase plan amounts to $55.0 million. There is no expiration date to repurchase Common Stock. During the quarter ended December 31, 2008, we repurchased 35,045 shares of our Common Stock for $0.3 million. Since inception through December 31, 2008, we have repurchased approximately 1,829,400 shares of our Common Stock, adjusted to reflect the effect of our two-for-one stock split of our Common Stock, for an approximate total of $35.3 million. As of December 31, 2008, approximately $19.7 million remained available for repurchase under the plan. Subsequent to December 31, 2008, no Common Stock has been repurchased. The following is a summary of issuer purchases of equity securities during the quarter ended December 31, 2008:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Program
Available for repurchase at September 30, 2008				$10,000,003
October 1 – October 31, 2008	—	—	—	10,000,003
November 1 – November 30, 2008	35,045	$8.34	35,045	19,707,787
December 1 – December 31, 2008	—	—	—	19,707,787
	35,045	$8.34	35,045	$19,707,787

Independent of this share repurchase plan, during the first quarter of 2007, our Board of Directors approved a single repurchase of 1.2 million shares of common stock for approximately $33.0 million.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2008, we sold no equity securities that were not registered under the Act.

Item 6.           Selected Financial Data

This section presents our historical financial data, which should be read carefully with the financial statements included in this Form 10-K, including the notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The statement of operations data for each of the years in the three-year period ended December 31, 2008, and the consolidated balance sheet data as of December 31, 2008 and 2007 have been derived from audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006, 2005 and 2004 have been derived from the audited consolidated financial statements, which are not included in this Form 10-K. Historical results are not necessarily indicative of future results.

	December 31,
	2008(C)(D)	2007(C)	2006(C)	2005	2004
	(in thousands, except per share data)
Statement of Operations data:
Net revenue, non-directly delivered programs (A)	$65,656	$84,512	$69,554	$64,321	$51,824
Gross revenue, directly delivered programs (A)	$30,374	$30,021	$19,401	$4,969	$—
Internet content and advertising revenue	$1,897	$—	$—	$—	$—
Total revenue	$97,927	$114,533	$88,955	$69,290	$51,824
Cost of sales, directly delivered programs	$18,856	$18,488	$11,473	$2,841	$—
Cost of sales, internet content and advertising	$192	$—	$—	$—	$—
Gross margin	$78,879	$96,045	$77,482	$66,449	$51,824
Selling and marketing expenses	$40,842	$38,943	$31,638	$27,574	$22,616
General and administrative expenses	$12,568	$15,274	$11,721	$8,185	$6,537
Operating income	$25,469	$41,828	$34,123	$30,690	$22,671
Operating margin	32%	44%	44%	46%	44%
Net income	$18,546	$31,047	$26,692	$22,410	$15,647
Earnings per share – basic (B)	$0.99	$1.60	$1.30	$1.10	$0.78
Earnings per share – diluted (B)	$0.97	$1.55	$1.25	$1.05	$0.75
Balance sheet data:
Cash, cash equivalents and short-term available-for-sale securities	$74,425	$84,994	$133,134	$116,604	$87,557
Total assets	$124,277	$121,704	$153,953	$125,046	$97,516
Total stockholders’ equity	$67,233	$72,400	$84,047	$66,502	$49,501
Other key financial measures:
Cash flow from operating activities (C)	$24,732	$16,436	$37,207	$37,792	$27,906
Cash flow provided by (used in) investing activities	$(16,181)	$9,677	$(12,923)	$(15,592)	$(22,830)
Cash flow used in financing activities (C)	$(18,843)	$(45,616)	$(14,416)	$(6,320)	$(5,825)
Cash dividends declared and paid	$(8,801)	$(8,940)	$(7,655)	$(5,729)	$(4,630)
Cash dividends declared and paid, per common share	$0.46	$0.46	$0.37	$0.28	$0.23

(A)
Net revenues are a function of gross program receipts from non-directly delivered programs, less program pass-through expenses from non-directly delivered programs. Program pass-through expenses include all direct costs associated with our programs, including, but not limited to, costs related to airfare, hotels, meals, ground transportation, guides, professional exchanges and changes in currency exchange rates. Gross revenues, directly delivered programs are a function of the gross program receipts for those programs we directly organize and operate, including all activities such as speakers, facilitators, events, accommodations and transportation. Gross receipts for both directly delivered programs, non-directly delivered programs and internet content and advertising revenue during the years ended December 31, 2008, 2007, 2006, 2005 and 2004 were $229.2 million, $277.3 million, $219.5 million, $180.0 million, and $147.1 million, respectively. Gross margin as a percent of gross program receipts during the years ended December 31, 2008, 2007, 2006, 2005, and 2004 were 34%, 35%, 35%, 37%, and 35%, respectively.

(B)
During September 2005, we implemented a two-for-one stock split in the form of a 100-percent stock dividend. The earnings per share calculations for all periods presented reflect the increase in the number of shares of Common Stock outstanding as a result of the stock split.

(C)
We adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of January 1, 2006. During 2008, 2007 and 2006, stock option expense was $0.9 million, $1.0 million, and $1.3 million. In addition to stock option expenses we recorded expense related to restricted stock grants in all years presented. Excess tax benefit from stock-based compensation is included in net cash provided by operating activities and net cash used in financing activities of $(0.1) million, $2.7 million, and $2.4 million for 2008, 2007, and 2006, respectively.

(D)	We acquired BookRags on May 15, 2008, therefore our 2008 consolidated financial data includes BookRags’ results of operations since this date.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our consolidated financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in ten sections:

-	Executive Overview
-	Results of Operations
-	Results of Operations by Segment
-	Key Performance Non-GAAP Financial Indicators
-	Liquidity and Capital Resources
-	Contractual Obligations
-	Off-Balance-Sheet Arrangements
-	Market Risk
-	Critical Accounting Policies and Estimates
-	Recent Accounting Pronouncements

Our MD&A should be read in conjunction with the other sections of this annual report on Form 10-K, including Part I, “Item 1A: Risk Factors”; Part II, “Item 6: Selected Financial Data”; and Part II, “Item 8: Financial Statements and Supplementary Data.” The various sections of this MD&A contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing.

Executive Overview

We are a leading educational company that (1) organizes and promotes international and domestic travel programs for students, athletes and professionals and (2) provides over 8 million pages of online research content. Youth travel programs provide opportunities for grade school, middle school and high school students to learn about the history, government, economy and culture of the foreign and domestic destinations they visit as well as for middle and high school athletes to participate in international sports challenges. Our leadership programs provide educational opportunities for middle school and high school students to learn leadership, government, college admissions and community involvement skills at domestic destinations. Our professional programs emphasize meetings and seminars between delegates and persons in similar professions abroad. BookRags was acquired on May 15, 2008. The BookRags website, www.bookrags.com, is an educational website that attracts millions of users and advertisers each month. Students and teachers are able to “research anything” through over 8 million pages of content, including BookRags-created material, licensed material, user-generated content, and other third party content. This acquisition aligns with our mission of bridging cultural and political borders through education, is a thriving young business and is a complementary revenue stream to the seasonal nature of the student travel industry. It’s key website metrics, including but not limited to, monthly page views, website visitors, and unique users, have had year on year double digit growth rates. This acquisition was made for the purpose of owning a business that attracts millions of similar customers and has experience and expertise in internet growth, yet we do not expect this business to perform at the level of our travel programs. We expect BookRags to continue to be profitable as it is still in the growth phase; however, we believe its revenues and earnings will be negatively impacted by the current economic conditions, but not to the extent of our educational travel business.

The key financial indicators that we use in managing our business and in evaluating our financial condition and operating performance are: program operating results; net operating income; deployable cash; free cash flow; return on adjusted stockholders’ equity; net enrollments; various website metrics including monthly page views, website visitors, and unique users; financial ratios; and leverage as shown on our consolidated balance sheet. Deployable cash, free cash flow, return on adjusted stockholders’ equity and net enrollments are non-GAAP measurements we utilize and are defined and further described in the sections captioned “Key Performance Non-GAAP Financial Indicators” below. The key macro-economic factors and non-financial indicators that affect our financial condition and operating performance are: military actions; terrorism; economic stability; foreign currency fluctuations; and interest rates.

Our operating results depend primarily on income from our travel programs, interest level, conversion, and the retention of travelers. Additionally, the level of expenses required to promote and operate our programs will impact our operating results. The seasonality of our business is always a consideration. The majority of our travel programs occur in June and July of each year, complemented by the majority of content sales expected to occur during the school year, primarily September to June. We have historically earned more than 90 percent of our annual revenues in the second and third quarters, which we anticipate will continue for the foreseeable future. Historically, and similarly in 2008, these seasonal revenues have more than offset operating losses incurred during the rest of the year.

Our focus in 2008 has been to enhance marketing and retention strategies, streamline our program offerings for improved margin performance, manage expenses, develop our system infrastructure, and integrate the acquisition of BookRags. Our efforts  had a positive impact on operating results of the travel segment by reducing the gap in enrollments originally projected at 30% in the fall of 2007 to a decrease in travelers of 20% for the year ended 2008.  We will continue to seek opportunities to improve our performance and add complementary revenue streams, such as the acquisition of BookRags.

For 2009, our focus will continue to include the following: increase net enrollments, improve margin, develop our websites, improve brand recognition, investigate growth opportunities, manage expenses, and increase efficiency through improved business processes and automation. Please see “2009 Net Enrollments” below for further discussion on our 2009 outlook on delegate registrations.

Results of Operations

The following table sets forth the consolidated financial results and change in dollars and percentages for the periods indicated:

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007
	Year Ended December 31,
	2008	2007	$ Change	%Change
Total revenue	$97,927	$114,533	$(16,606)	(14%)
Cost of goods sold	19,048	18,488	560	3%
Gross margin	78,879	96,045	(17,166)	(18%)
Selling and marketing	40,842	38,943	1,899	5%
General and administrative expenses	12,568	15,274	(2,706)	(18%)
Operating income	25,469	41,828	(16,359)	(39%)
Other income	2,246	4,172	(1,926)	(46%)
Income before tax	27,715	46,000	(18,285)	(40%)
Income tax provision	9,169	14,953	(5,784)	(39%)
Net Income	$18,546	$31,047	$(12,501)	(40%)

In late 2007, our Company announced that 2008 results of operations would be down from 2007. Based on a 30 percent decline in net enrollments at that time, travelers for 2008 were projected to be lower than 2007. This reduction was primarily attributable to the underperformance of one name source and an uncertain economic outlook across the nation. In response to these events, we increased our marketing efforts to find new lead sources and increased our delegate retention efforts, which resulted in reducing the year over year gap of 30 percent lower enrollments to 20 percent lower actual travelers.

During 2008, we traveled 41,929 delegates compared to 52,661 delegates in 2007. In 2008, total revenue decreased 14 percent to $97.9 million from $114.5 million and gross margin decreased 18 percent, to $78.9 million from $96.0 million, respectively. The $16.6 million total revenue and $17.2 million gross margin decreases are primarily due to the 20 percent decrease in delegates traveled during the year, which was partially offset by the change in delegate mix of more Student Leaders and fewer Student Ambassadors. Additionally, international air costs increased during the summer of 2008 in comparison to the previous year, which reduced gross margin. Gross receipts and gross margin in 2008 include $1.9 million and $1.7 million from BookRags, respectively, which we acquired in May 2008.

Selling and marketing expenses were $40.8 million and $38.9 million for the years ended December 31, 2008 and 2007, respectively. The $1.9 million increase is primarily the net result of $1.0 million increase of marketing and retention efforts, combined with $0.7 million in additional namelist purchases for 2009 travel programs, $0.9 million increase in personnel expenses related to strategic new hires in product development, sales, and safety, and $0.7 million decrease of operating expenses as a result of expense management measures implemented throughout 2008. As a percent of gross margin, selling and marketing expenses were 52 percent and 41 percent during 2008 and 2007, respectively. The 11 percent increase is predominantly related to our response to the reduction in expected travelers.

General and administrative expenses decreased to $12.6 million for the year ended December 31, 2008 from $15.3 million for the year ended December 31, 2007. The $2.7 million decrease is primarily the result of $1.6 million decrease in personnel incentive pay and reduction of employee headcount, $0.3 million of reduced travel and conference expenses, and $0.8 million of overhead savings as a result of expense management measures implemented throughout 2008. As a percent of gross margin, general and administrative expenses were consistently 16 percent in 2008 and 2007.

During the year ended December 31, 2008, our operating income decreased to $25.5 million from $41.8 million for the year ended December 31, 2007. Operating income as a percent of gross margin was 32 percent and 44 percent for 2008 and 2007, respectively.

Other income consisted primarily of interest income generated by our cash, cash equivalents and available-for-sale securities and foreign currency losses. We realized interest and dividend income of $3.1 million in the year ended December 31, 2008, compared to $4.4 million in the year ended December 31, 2007. The decrease in interest and dividend income is due to lower interest rates on lower average cash and investment balances, which are primarily the result of Common Stock repurchases approximating $10.2 million, dividends paid to shareholders of $8.8 million and the $9.4 million acquisition of BookRags during 2008. In 2008 and 2007, the average rate of return was 3.3 percent and 3.6 percent, respectively. In addition, we realized a $0.8 million foreign currency loss in 2008 due to being over-hedged in our foreign currency contracts. At the end of every year, it is our policy to be 80 to 100 percent hedged for our forecasted cash flow for the following year. As of December 31, 2008, we were approximately 20 percent over-hedged, primarily in euro, British pound, and Australian dollar on foreign currency contracts, purchased in the spring and summer of 2008 for 2009 travel expenditures. The over-hedged position and the resulting foreign currency loss is due to the decline in net enrollments for 2009 travel programs combined with lower than expected program costs and the strengthening of the U.S. dollar at the end of 2008 in comparison to foreign currency contracted rates. We will continue to assess our position and plan to exit foreign currency contracts to bring the hedge position down to 100 percent as necessary. As of February 17, 2009, we have incurred an additional $1.0 million loss to eliminate the over-hedged position that will be recognized in our consolidated statement of operations during the first quarter of 2009.

We recorded an income tax provision of approximately $9.2 million for the year ended December 31, 2008, in comparison to $15.0 million for the year ended December 31, 2007. The decrease is due to lower pre-tax income. Our effective tax rate was 33.0 percent and 32.5 percent for the years ended December 31, 2008 and 2007, respectively. Our effective tax rate is lower than the statutory tax rate due to tax-exempt interest income.

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

	Year Ended December 31,
	2007	2006	$ Change	% Change
Total revenue	$114,533	$88,955	$25,578	29%
Cost of goods sold	18,488	11,473	7,015	61%
Gross margin	96,045	77,482	18,563	24%
Selling and marketing	38,943	31,638	7,305	23%
General and administrative expenses	15,274	11,721	3,553	30%
Operating income	41,828	34,123	7,705	23%
Other income	4,172	4,755	(583)	(12%)
Income before tax	46,000	38,878	7,122	18%
Income tax provision	14,953	12,186	2,767	23%
Net Income	$31,047	$26,692	$4,355	16%

During 2007, we traveled 52,661 delegates compared to approximately 43,075 delegates in 2006. In 2007, total revenue increased 29 percent to $114.5 million from $89.0 million, and gross margin increased 24 percent, to $96.0 million from $77.5 million. The $25.6 million total revenue and $18.6 million gross margin increases are primarily due to the 22 percent increase in delegates traveled during the year.

Selling and marketing expenses were $38.9 million and $31.6 million for the years ended December 31, 2007 and 2006, respectively. The $7.3 million increase is primarily the result of $2.0 million additional personnel costs in selling and marketing support functions to support the larger volume of delegates, $3.6 million increased marketing efforts toward 2008 travel programs, and $0.8 million increased depreciation year over year associated with our new facility which was completed in 2007. As a percent of gross margin, selling and marketing expenses were consistently 41 percent during 2007 and 2006.

General and administrative expenses increased to $15.3 million for the year ended December 31, 2007 from $11.7 million for the year ended December 31, 2006. The $3.6 million increase is primarily the result of $1.4 million of additional personnel costs supporting our additional delegate base, combined with $0.6 million associated with technology initiatives and operational strategy support services and $0.3 million in expenses related to the termination of our prior leased facility. As a percent of gross margin, general and administrative expenses increased slightly to 16 percent in 2007 from 15 percent in 2006.

Other income consisted primarily of interest income generated by our cash, cash equivalents and available-for-sale securities. We realized interest and dividend income of $4.4 million in the year ended December 31, 2007, compared to $4.7 million in the year ended December 31, 2006. The decrease in interest and dividend income is related to lower cash balances held during 2007, primarily the result of Common Stock repurchases approximating $41.2 million during 2007 pursuant to our stock repurchase plan in comparison to $10.7 million of Common Stock repurchases during 2006 and the use of cash to build a new office facility during 2007. In 2007 and 2006, the average rate of return was 3.6 percent and 3.3 percent, respectively.

We recorded an income tax provision of approximately $15.0 million for the year ended December 31, 2007, in comparison to $12.2 million for the year ended December 31, 2006. Our effective tax rate was 32.5 percent and 31.3 percent for the years ended December 31, 2007 and 2006, respectively. The increase in the effective tax rate from 2006 was primarily the result of lower interest earned from tax-exempt securities.

Results of Operations by Segment

With the acquisition of BookRags on May 15, 2008, we changed from having one reporting segment to having two reporting segments, consisting of (1) Ambassador Programs and Other, which provides educational travel services to students, professionals and athletes through multiple itineraries within four educational and cultural program types, and (2) BookRags, an internet research site housing content sales and advertising revenue.

Ambassador Programs’ gross margin is comprised of gross receipts less direct program costs, including accommodation, transportation, speakers, facilitators, and event costs. BookRags’ gross margin is comprised of content, subscription, and advertising revenues via www.bookrags.com, less commissions and amortization of intangible assets directly associated with sales.

BookRags’ results of operations in 2007 and prior to May 15, 2008 were immaterial in comparison to our consolidated results of operations as reported. Therefore, pro forma financial information is not disclosed. BookRags results of operations since May 15, 2008 are included in our consolidated financial statements.

Segment results of operations for the year ended December 31, 2008 are as follows (in thousands):
	December 31, 2008
	Ambassador Programs & Other	BookRags	Total
Total revenue	$96,030	$1,897	$97,927
Cost of goods sold	18,856	192	19,048
Gross margin	77,174	1,705	78,879
Selling and marketing	40,404	438	40,842
General and administrative expenses	12,443	125	12,568
Operating income	24,327	1,142	25,469
Other income	2,227	19	2,246
Income before tax	26,554	1,161	27,715
Income tax provision	8,784	385	9,169
Net income	$17,770	$776	$18,546

See “Results of Operations” above for a discussion of year over year variances for Ambassador Programs and details regarding the portion that was contributed by BookRags. Since BookRags was acquired in 2008, no prior year amounts are available to compare to the current year.

Any intercompany sales or services provided that exist, which are rare, are eliminated. Intercompany expenses paid for by Ambassador Programs on behalf of BookRags are recorded as intercompany receivables and payables and eliminated upon consolidation.

Key Performance Non-GAAP Financial Indicators

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

2009 Net Enrollments

Net enrollments consist of all individuals traveled year to date plus those actively enrolled for future travel. As of February 1, 2009, we had 36,474 net enrolled participants for our 2009 travel programs, compared to 45,634 net enrolled participants as of the same date last year for our 2008 travel programs. We believe the decrease in net enrollments for our 2009 programs, which we believe is primarily caused by the decline in consumer confidence and increase in the unemployment rate, will negatively impact 2009 earnings. We have taken, and will continue to take, measures to mitigate these negative impacts, including but not limited to increased marketing and retention efforts toward 2009 travel, and continued expense management, which included a reduction in workforce of approximately 17 percent in January of 2009. However, there can be no assurances that any of these measures will have any success, and if so, to what extent.

Deployable Cash

Deployable cash is a non-GAAP liquidity measure. Deployable cash is calculated as the sum of cash, cash equivalents, short-term available-for-sale securities and prepaid program costs and expenses less the sum of accounts payable, accrued expenses and other short-term liabilities (excluding deferred taxes), participant deposits and the current portion of long-term capital lease. We believe the deployable cash measurement is useful in understanding cash available to deploy for current and future business opportunities. The decrease in deployable cash over the three previous years is primarily due to dividends distributed to shareholders in 2008 and 2007, share repurchases, the acquisition of BookRags in 2008 and the construction of our new headquarters in 2006 and 2007. See the “Liquidity” section below for explanations of cash sources and uses.

Deployable Cash Reconciliation (in thousands)
	December 31,
	2008	2007	2006
Cash, cash equivalents and short-term available-for-sale securities	$74,425	$84,994	$133,134
Prepaid program cost and expenses	4,160	3,624	3,786
Less: Participants’ deposits	(44,166)	(42,723)	(60,651)
Less: Accounts payable/accruals/other liabilities	(4,473)	(5,474)	(8,322)
Deployable cash	$29,946	$40,421	$67,947

Free Cash Flow

Free cash flow is a non-GAAP cash flow measure. Free cash flow is calculated as cash flow from operations less purchase of property and equipment. Management believes this non-GAAP measure is useful to investors in understanding the cash generated within a calendar year for future use in operations. Free cash flow per share is calculated as free cash flow divided by weighted average shares outstanding at year end.

Free Cash Flow Reconciliation (in thousands except per share data)
	December 31,
	2008	2007	2006
Cash flow from operations as reported	$24,732	$16,436	$37,207
Purchase of property and equipment	(5,042)	(19,271)	(6,455)
Free cash flow	$19,690	$(2,835)	$30,752
Weighted average shares outstanding at year end	19,210	20,094	21,393
Free cash flow per share	$1.03	$(0.14)	$1.44

Return on Adjusted Stockholders’ Equity

Return on adjusted stockholders’ equity is a non-GAAP operating result. Average adjusted stockholders’ equity is calculated as the average of stockholders’ equity at January 1 less other comprehensive income at January 1 and stockholders’ equity at December 31 less other comprehensive income at December 31. Other comprehensive income is excluded from the calculation as it represents the fair value of foreign exchange contracts designated as cash flow hedges and unrealized gains and losses from available-for-sale securities. As management fully intends to use the foreign exchange contracts for their stated purpose, the amounts related to the market valuation of these cash flow hedges do not reflect the equity generated from past performance, which has been reinvested in our Company. We believe this non-GAAP measure is useful to investors in understanding the performance of equity maintained in the business from past earnings net of any dividends distributed to stockholders and share repurchases.

Return on Adjusted Stockholders’ Equity Reconciliation (in thousands except return percentages)

	December 31,
	2008	2007	2006
Stockholders’ equity at January 1, as reported	$72,400	$84,047	$66,502
Less: other comprehensive income (loss) at January 1	$2,417	$1,636	$(1,396)
Plus: stockholders’ equity at December 31, as reported	$67,233	$72,400	$84,047
Less: other comprehensive income (loss) at December 31	$(4,664)	$2,417	$1,636
Average adjusted stockholders’ equity (the sum of the above divided by two)	$70,940	$76,197	$75,155
Net income	$18,546	$31,047	$26,692
Return on adjusted stockholders’ equity	26%	41%	36%

Liquidity and Capital Resources

Liquidity

At December 31, 2008, we had approximately $74.4 million of cash, cash equivalents, and short-term available-for-sale securities, which included program participant funds of approximately $44.2 million. At December 31, 2007, we had approximately $85.0 million of cash and cash equivalents and available-for-sale securities, which included program participant funds of $42.7 million. In addition to our cash and short-term investments, at December 31, 2008, we had $2.1 million of auction rate securities which have been classified as long-term investments. At December 31, 2007, these auction rate securities were classified as short-term available-for-sale securities.

Net cash provided by operations for the years ended December 31, 2008 and 2007 was approximately $24.7 million and $16.4 million, respectively. The $8.3 million increase in operating cash flows between the years ending December 31, 2008 and 2007 primarily results from a $12.5 million decrease in earnings offset by $19.4 million increased cash flows for participant deposits year over year.

Net cash used in investing was $16.2 million for the year ended December 31, 2008 and cash provided by investing activities was $9.7 million for the year ended December 31, 2007. This $25.9 million fluctuation was due to $9.4 million of cash used for the acquisition of BookRags during the year ended December 31, 2008 and the $16.3 million net use of cash for short-term investment purchases and construction of a new facility in 2007.

Net cash used in financing activities was $18.8 million in the year ending December 31, 2008 and $45.6 million during the year ending December 31, 2007. The net change in financing activities was a result of two factors: a $31.0 million decrease in cash used for the repurchase of our Common Stock; and a $2.8 million decrease in tax benefits from stock-based compensation. During 2008, we paid $8.8 million in cash dividends and used $10.2 million for stock repurchases.

In light of the current economic conditions, we have taken steps to ensure our liquidity remains a strong aspect of our Company. We have taken measures to implement an expense management plan, which included a reduction in incentive pay, negotiated vendor costs and workforce (which is further discussed in Note 18, Subsequent Events, of the Consolidated Financial Statements in this Form 10-K). See ‘Deployable Cash’ and ‘Free Cash Flow’ above for further information on our liquidity.

Capital Resources

Our business is not capital intensive. However, we do retain funds for operating purposes in order to conduct sales and marketing efforts for future programs.

During 2008, we had an unused line of credit in the amount of $20.0 million. The line of credit covenants include a current ratio greater than 1.5, deployable cash greater than zero,

tangible net worth greater than $40.0 million and net income after taxes greater than $4.0 million. At December 31, 2008, we were in compliance with all covenants and do not expect to be out of compliance through any additional financial undertakings. Additionally, we have no plans to draw any of these funds in the immediate future.

We continue to consider acquisitions of educational, travel and youth businesses that may require the use of cash and cash equivalents. No such acquisitions are currently pending and no assurance can be given that definitive agreements for any such acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to us.

We do not have any material capital expenditure commitments for 2009, not already presented within our December 31, 2008 financial statements. We believe that existing cash and cash equivalents and cash flows from operations will be sufficient to fund our anticipated operating needs and capital expenditures through 2009. For a more complete discussion of these and other contractual factors, please refer to our consolidated financial statements and the notes thereto included in this Annual Report.

Contractual Obligations

Other than capital leases, we have no long-term debt or purchase obligations as of December 31, 2008. The following table presents the maturities of our contractual cash obligations as of December 31, 2008 (in thousands), excluding normal accounts payable and accrued expenses:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years
Operating leases	$217	$104	$113
Capital lease	11	11	—
Total	$228	$115	$113

Off-Balance Sheet Arrangements

As of December 31, 2008, we had no off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC.

Market Risk

Interest Rate Risk

At December 31, 2008 and 2007, we held $69.5 million and $67.7 million, respectively, of short-term and long-term available-for-sale securities, consisting primarily of municipal bonds, variable rate demand notes (“VRDN”), and auction rate securities (“ARS”).  Of the total balance, $67.4 million and $58.8 at December 31, 2008 and 2007, respectively, were in high-quality, tax-exempt municipal obligations. The remaining $2.1 million and $8.9 million were in ARS. The credit markets are experiencing significant uncertainty, and some of this uncertainty has impacted and may continue to impact the markets where our auction rate securities would be offered. During 2008, we experienced three failed ARS auctions, representing principal of $2.1 million, and exited all other ARS and VRDN holdings. Due to the longer term nature of the next auctions and the continued uncertainty in the financial markets, these ARS values have been classified as long-term assets.

In determining whether the current financial crisis will have an impact on the fair value of these investments, we considered the individual ratings of each bond and ARS held. With regards to bonds we considered the following: the underlying rating of the issuer irrespective of the insurance; the performance of the issuer; the term of the bond; the quality of bond insurance provided by the rating of the bond insurer; and the fair value as of each reporting date. With regards to ARS, we considered the underlying credit quality of student loan portfolios and federal government backing of its collateral as a basis of its valuation. Based on these considerations, we determined that there was not any other than temporary impairment of these investments at the reporting dates. At the reporting dates and into the future we recognize that these investments are subject to general credit, liquidity, market and interest rate risks, which have been accentuated by the current global financial crisis. The fair value of these investments accordingly will continue to change, and we will continue to evaluate their carrying values.

See Note 5, Available-for-Sale Securities and Note 6, Fair Value Measurement of Financial Assets and Liabilities, to the Consolidated Financial Statements in this Form 10-K.

Foreign Currency Exchange Rate Risk

The majority of our travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. Our processes include a program to provide a hedge against certain of these foreign currency risks, and we use forward contracts that allow us to acquire the foreign currency at a fixed price for a specified period of time. All of the derivatives are cash flow hedges and the majority of the contracts qualify for cash flow hedge accounting under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).

The table below provides information about our derivative financial instruments that are sensitive to foreign currency exchange rates. For foreign currency forward exchange agreements, the table presents the notional amounts and weighted average exchange rates. All contracts held as of December 31, 2008 mature in 2009 or 2010. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. None of these contracts is entered into for trading purposes.

At December 31, 2008, we recorded a net loss of approximately $8.4 million on forward contracts in accumulated other comprehensive income. The unrealized loss is expected to be reclassified to net revenue during the years ending December 31, 2009 and 2010, at approximately $5.8 million and $1.8 million, respectively. During the year ended December 31, 2008, due to a reduction in enrolled delegate expected to travel, and a reduction in negotiated vendor costs, we determined that we were over-hedged for some of our 2009 expected foreign currency requirements. Therefore, we de-designated some of our forward contracts as they no longer met the requirements of SFAS 133 for hedge accounting treatment. Accordingly, a loss of $0.8 million was realized in the consolidated statement of operations as other expense for the year ended December 31, 2008.

At December 31, 2008 and 2007, we had outstanding forward contracts as follows (in thousands):
		U.S. Dollar
		Average
	Notional	Contractual
December 31, 2008	Amount	Exchange Rate
Forward contracts (pay $U.S./receive foreign currency):
Australian dollar	16,650	$0.85
British pound	6,350	$1.84
Euro	16,995	$1.44
Japanese yen	495,000	$0.01
New Zealand dollar	1,550	$0.71
Forward contracts with variable option (pay $U.S./receive foreign currency):
Australian dollar	10,500	$0.81
British pound	5,400	$1.80
Euro	33,300	$1.45
New Zealand dollar	3,710	$0.70

		U.S Dollar
		Average
	Notional	Contractural
December 31, 2007	Amount	Exchange Rate
Forward contracts (pay $U.S./receive foreign currency):
Australian dollar	4,800	$0.81
British pound	1,095	$1.99
Canadian dollar	400	$0.93
Euro	12,450	$1.37
Japanese yen	217,000	$0.01
New Zealand dollar	1,760	$0.72
Forward contracts with variable option (pay $U.S./receive foreign currency):
Australian dollar	11,520	$0.83
British pound	6,520	$2.11
Canadian dollar	375	$0.96
Euro	26,630	$1.37
Japanese yen	66,000	$0.01
New Zealand dollar	3,075	$0.73

See Note 4, Derivative Financial Instruments and Note 6, Fair Value Measurement of Financial Assets and Liabilities, to the Consolidated Financial Statements in this Form 10-K.

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

Management evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, the securities will be written down to current market value, resulting in a loss recorded in the income statement. There were no investment securities that management identified to be other-than-temporarily impaired during the year ended December 31, 2008, because the decline in fair value was attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery in market price occurs, or until maturity. Realized losses could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.

Intangible Assets and Goodwill

Intangible assets include goodwill, trademark, contract license agreements, content copyrights, plagiarism software, non-compete agreements, and advertising relationships. Goodwill, which is equal to the excess of costs over the fair value of acquired assets, has been recorded at the reporting segment level in conjunction with the acquisition of BookRags. During 2008, intangible assets other than trademark were amortized on a straight-line basis over a weighted average life of 12 years. Goodwill and intangible assets are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”). Under SFAS 142, goodwill and intangible assets deemed to have an indefinite life are not amortized and are subject to impairment tests, at least annually, which compare the carrying amount of the reporting unit to the fair value of the reporting unit. Under Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, (“SFAS 144”), intangible assets with definite lives are subject to impairment tests whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of the intangible asset is not recoverable and exceeds its fair value. The impairment tests performed in 2008 supported the carrying value of goodwill and intangible assets, and as such, no write-downs in the carrying value were recorded.

Income Taxes

In accordance with SFAS No. 109, Accounting for Income Taxes, (“SFAS 109”), the asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

Foreign Currency

We use foreign currency exchange contracts and options as part of an overall risk-management strategy. These instruments are used as a means of mitigating exposure to foreign currency risk connected to anticipated travel programs. In entering into these contracts, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. We do not expect any losses as a result of counterparty defaults. However, if such defaults occurred, the necessity would arise to locate alternative counterparties, or we would then consider alternate means of settling our foreign exchange contractual obligations.

We account for these foreign exchange contracts and options in accordance with the provisions of SFAS  133. The statement requires that all derivative instruments qualifying for hedge accounting be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For qualifying cash-flow hedge transactions in which we are hedging the variability of cash flows related to a forecasted transaction, changes in the fair value of the derivative instrument are reported in other comprehensive income. The gains and losses on the derivative instruments that are reported in other comprehensive income are reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges is recognized in current period earnings. Unrealized gains and losses on foreign currency exchange contracts that are not qualifying cash-flow hedges as defined by SFAS 133 are recorded in the statement of operations.

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

We bill delegates in advance of travel, payments of which are recorded as participants’ deposits. We also pay for certain program costs in advance of travel, including, but not limited to, airfare, hotel, rail passes and other program costs, which are recorded as prepaid program costs and expenses. Under our cancellation policy, a program delegate may be entitled to a refund of a portion of his or her payments, less certain fees, depending on the time of cancellation. We recognize cancellation fees concurrent with the revenue recognition from the related programs.

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

 Accounting for Stock Options and Restricted Grants

We maintain an Equity Participation Plan under which we have granted non-qualified stock options and restricted stock to employees, non-employee directors and consultants. Effective January 1, 2006, we adopted SFAS No. 123(R), Share Based Payment, (“SFAS 123(R)”) using the modified prospective method, and the fair value recognition provisions of the “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”), using the alternative transition method. We elected to adopt the alternative transition method provided in FSP 123(R)-3 for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to establish the beginning balance of the additional-paid-in-capital pool (“APIC pool”) related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Contingencies

We are subject to the possibility of various loss contingencies including claims, suits and complaints, arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements in this Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Market Risk” is incorporated by reference into Item 7A.

Item 8. Financial Statements and Supplementary Data

Reference is made to the Index to Consolidated Financial Statements that appears on page F-1 to this Annual Report. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements listed in the Index to Consolidated Financial Statements, which appear beginning on page F-2 of this Annual Report, are incorporated by reference into this Item 8.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, the end of the period covered by this Annual Report, our chief executive officer and chief financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure  information required to be disclosed in our Annual Report filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is accumulated and communicated to our chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Financial Statements and Practices

Our management is responsible for the preparation and fair presentation of the financial statements included in this Annual Report. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect our management’s judgments and estimates concerning effects of events and transactions that are accounted for or disclosed.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008. This evaluation was based on the framework in “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2008.

BDO Seidman, LLP, an Independent Registered Public Accounting Firm, has issued an attestation report on the effectiveness of our Company’s internal controls over financial reporting as of December 31, 2008, pursuant to Item 308 of Regulation S-K.

Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Ambassadors Group, Inc.
Spokane, Washington

We have audited Ambassadors Group Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ambassadors Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Controls and Procedures”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Ambassadors Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ambassadors Group, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 11, 2009 expressed an unqualified opinion thereon.

BDO Seidman, LLP
Spokane, Washington
March 11, 2009

Item 9B.  Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement for the fiscal year ended December 31, 2008, to be filed with the SEC on or about April 6, 2009.

Item 11.	Executive Compensation

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement for the fiscal year ended December 31, 2008, to be filed with the SEC on or about April 6, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement for the fiscal year ended December 31, 2008, to be filed with the SEC on or about April 6, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement for the fiscal year ended December 31, 2008, to be filed with the SEC on or about April 6, 2009.

Item 14.	Principal Accounting Fees and Services

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement for the fiscal year ended December 31, 2008, to be filed with the SEC on or about April 6, 2009.

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

(c) Financial Statement Schedules.  Reference is made to Item 15(a)(2) above.

AMBASSADORS GROUP, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Ambassadors Group, Inc.
Spokane, Washington

We have audited the accompanying consolidated balance sheets of Ambassadors Group, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ambassadors Group, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ambassadors Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2009 expressed an unqualified opinion thereon.

BDO Seidman, LLP
Spokane, Washington
March 11, 2009

AMBASSADORS GROUP, INC.

CONSOLIDATED BALANCE SHEETS
	December 31,
	2008	2007
	(in thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$6,989	$17,281
Available-for-sale securities	67,436	67,713
Foreign currency exchange contracts	—	3,461
Prepaid program cost and expenses	4,160	3,624
Accounts receivable	1,966	641
Deferred tax asset	2,780	—
Total current assets	83,331	92,720
Property, plant and equipment, net	29,148	27,454
Available-for-sale securities	2,100	—
Deferred tax asset	241	1,338
Intangibles	2,404	—
Goodwill and other long-term assets	7,053	192
Total assets	$124,277	$121,704

Liabilities
Current liabilities:
Accounts payable	$2,818	$2,425
Accrued expenses	1,524	2,862
Foreign currency exchange contracts	6,641	—
Participants’ deposits	44,166	42,723
Deferred tax liability	—	1,096
Other liabilities	131	187
Total current liabilities	55,280	49,293
Foreign currency exchange contracts	1,764	—
Long-term capital lease	—	11
Total liabilities	57,044	49,304
Commitments and contingencies (notes 3, 4, 11, and 18)
Stockholders' Equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 18,822,563 and 19,345,924 shares issued and outstanding at December 31, 2008 and 2007, respectively	186	192
Additional paid-in capital	6	1,082
Retained earnings	71,705	68,709
Accumulated other comprehensive income (loss)	(4,664)	2,417
Stockholders’ equity	67,233	72,400
Total liabilities and stockholders’ equity	$124,277	$121,704

 The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(in thousands, except per share data)
Net revenue, non-directly delivered programs	$65,656	$84,512	$69,554
Gross revenue, directly delivered programs	30,374	30,021	19,401
Internet content and advertising revenue	1,897	—	—
Total revenue	97,927	114,533	88,955
Cost of sales, directly delivered programs	18,856	18,488	11,473
Cost of sales, internet content and advertising	192	—	—
Gross margin	78,879	96,045	77,482
Operating expenses:
Selling and marketing	40,842	38,943	31,638
General and administrative	12,568	15,274	11,721
	53,410	54,217	43,359
Operating income	25,469	41,828	34,123
Other income (expense):
Interest and dividend income	3,057	4,355	4,674
Foreign currency and other expense	(811)	(183)	81
	2,246	4,172	4,755
Income before income taxes	27,715	46,000	38,878
Income tax provision	9,169	14,953	12,186
Net income	$18,546	$31,047	$26,692

Earnings per share — basic and diluted:
Net income per share – basic	$0.99	$1.60	$1.30
Weighted-average common shares outstanding — basic	18,745	19,385	20,554
Net income per share – diluted	$0.97	$1.55	$1.25
Weighted-average common shares outstanding — diluted	19,210	20,094	21,393

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Net income	$18,546	$31,047	$26,692
Unrealized gain (loss) on foreign currency exchange contracts, net of income tax (provision) benefit of $3,887, ($311), and ($1,563)	(7,220)	579	2,904
Unrealized gain on available-for-sale securities, net of income tax provision of $73, $109, and $66	139	202	128
Comprehensive income	$11,465	$31,828	$29,724

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
	(in thousands)
Balances, December 31, 2005	20,657	$206	$20,142	$47,550	$(1,396)	$66,502
Net income	—	—	—	26,692	—	26,692
Stock options exercised	307	3	1,750	—	—	1,753
Stock–based compensation expense	—	—	2,057	—	—	2,057
Excess tax benefit from stock-based compensation	—	—	2,376	—	—	2,376
Stock redemptions	(400)	(4)	(10,706)	—	—	(10,710)
Restricted stock grant	35	—	—	—	—	—
Dividend to shareholders ($0.37 per share)	—	—	—	(7,655)	—	(7,655)
Other comprehensive income, net of income taxes	—	—	—	—	3,032	3,032
Balances, December 31, 2006	20, 599	$205	$15,619	$66,587	$1,636	$84,047
Net income	—	—	—	31,047	—	31,047
Stock options exercised	289	3	1,966	—	—	1,969
Stock–based compensation expense	—	—	1,952	—	—	1,952
Excess tax benefit from stock-based compensation	—	—	2,707	—	—	2,707
Stock redemptions	(1,598)	(16)	(21,162)	(19,985)	—	(41,163)
Restricted stock grant	56	—	—	—	—	—
Dividend to shareholders ($0.46 per share)	—	—	—	(8,940)	—	(8,940)
Other comprehensive income, net of income taxes	—	—	—	—	781	781
Balances, December 31, 2007	19,346	$192	$1,082	$68,709	$2,417	$72,400
Net income	—	—	—	18,546	—	18,546
Stock options exercised	46	—	398	—	—	398
Stock–based compensation expense	—	—	2,061	—	—	2,061
(Shortfall) tax benefit from stock-based compensation	—	—	(134)	—	—	(134)
Stock redemptions	(645)	(6)	(3,401)	(6,749)	—	(10,156)
Restricted stock grant	76	—	—	—	—	—
Dividend to shareholders ($0.46 per share)	—	—	—	(8,801)	—	(8,801)
Other comprehensive loss, net of income taxes	—	—	—	—	(7,081)	(7,081)
Balances, December 31, 2008	18,823	$186	$6	$71,705	$(4,664)	$67,233

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$18,546	$31,047	$26,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,426	2,532	1,447
Deferred income tax provision (benefit)	1,034	(71)	(748)
Stock-based compensation expense	2,061	1,952	2,057
Short-fall (excess) tax benefit from stock-based compensation	134	(2,707)	(2,376)
(Gain) loss on sale or write-down of property and equipment	(25)	155	—
Loss on foreign currency contracts	759	—	—
Equity in earnings on investment	—	—	(25)
Change in assets and liabilities, net of business acquisition:
Accounts receivable and other current assets	(1,147)	34	(608)
Prepaid program costs and expenses	(533)	162	(2,190)
Accounts payable, accrued expenses, and other liabilities	(966)	1,260	(230)
Participants’ deposits	1,443	(17,928)	13,188
Net cash provided by operating activities	24,732	16,436	37,207
Cash flows from investing activities:
Net purchase and construction of property and equipment	(4,991)	(19,271)	(6,455)
Purchase of intangibles	(207)	—	—
Net cash paid for acquisition	(9,373)	—	—
Net proceeds from (purchase of) available-for-sale securities	(1,610)	28,948	(6,468)
Net cash provided by (used in) investing activities	(16,181)	9,677	(12,923)
Cash flows from financing activities:
Dividend payment to shareholders	(8,801)	(8,940)	(7,655)
Repurchase of common stock	(10,156)	(41,163)	(10,710)
Proceeds from exercise of stock options	398	1,969	1,753
Short-fall (excess) tax benefit from stock-based compensation	(134)	2,707	2,376
Capital lease payments	(150)	(189)	(180)
Net cash used in financing activities	(18,843)	(45,616)	(14,416)
Net increase (decrease) in cash and cash equivalents	(10,292)	(19,503)	9,868
Cash and cash equivalents, beginning of year	17,281	36,784	26,916
Cash and cash equivalents, end of year	$6,989	$17,281	$36,784

See Note 15 for Supplemental Disclosures of Consolidated Statements of Cash Flows.

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Ambassadors Group, Inc. is a leading educational company that organizes and promotes international and domestic educational travel and sports programs for youth, athletes and professionals.  In addition, with the acquisition of BookRags, Inc. (“BookRags”) in 2008, we provide over 8 million pages of online research content through www.BookRags.com. These consolidated financial statements include the accounts of Ambassadors Group, Inc. and our wholly owned subsidiaries, Ambassador Programs, Inc., BookRags, Inc., Ambassadors Specialty Group, Inc., Ambassadors Unlimited, LLC and Marketing Production Systems, LLC. All significant intercompany accounts and transactions, which are of a normal recurring nature, are eliminated in consolidation.

Our operations are organized in two reporting segments, 1) Ambassador Programs and Other, which provides services to students, professionals, and athletes through multiple itineraries within four educational and cultural program types, and 2) BookRags, which provides online research capabilities through book summaries, critical essays, online study guides, biographies, and references to encyclopedia articles.

All of our assets are located in the United States. Revenues from our directly delivered travel programs and our internet content and advertising are derived from activity in the United States. Revenue from our non-directly delivered programs is conducted internationally in the following geographic areas for the years ended December 31, 2008, 2007, and 2006:
	Years Ended December 31,
	2008	2007	2006
Europe	61%	57%	49%
South Pacific (primarily Australia and New Zealand)	16%	24%	29%
Asia (primarily China)	17%	14%	14%
Other	6%	5%	8%

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

We use foreign currency exchange contracts as part of an overall risk-management strategy. These instruments are used as a means of mitigating exposure to foreign currency risk connected to anticipated travel programs. In entering into these contracts, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts, but we do not expect any losses as a result of counterparty defaults, as they are with a high quality institution.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

We invest cash in excess of operating requirements in short-term time deposits, money market instruments, government mutual bond funds and other investments. We consider investments with original maturities at date of purchase of three months or less to be cash equivalents.

Derivative Financial Instruments

We value all derivative instruments on our balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For qualifying cash flow hedge transactions in which we hedge the variability of cash flows related to a forecasted transaction, changes in the fair value of derivative instruments are reported in accumulated other comprehensive income, net of deferred income taxes. The gains and losses on the derivative instruments that are reported in accumulated other comprehensive income, net of deferred income taxes, are reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges is recognized in the statements of operations as other income (expense). Unrealized gains and losses on foreign currency exchange contracts that are not qualifying cash flow hedges as defined by Statement of Financial Accounting Standards (“SFAS”) No. 133 are recognized in the statements of operations as other income (expense). At December 31, 2008 the majority of our outstanding foreign currency exchange contracts qualified for cash flow hedge accounting under SFAS 133, while at December 31, 2007 all of our outstanding contracts qualified for cash flow hedge accounting.

Available-for-Sale Securities

We classify our marketable debt investments as available-for-sale securities, which are carried at fair value. Unrealized gains and losses on available-for-sale securities are excluded from operations and reported as accumulated other comprehensive income, net of deferred income taxes. Realized gains and losses on the sale of available-for-sale securities are recognized on a specific identification basis in the consolidated statement of operations in the period the investments are sold.

Management evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, the securities will be written down to current market value, resulting in a loss recorded in the statement of operations. There were no investment securities that management identified to be other-than-temporarily impaired during the years ended December 31, 2008, 2007 and 2006, because any decline in fair value was attributable to changes in interest rates and we have the ability and intent to hold these investments until a recovery in market price occurs, or until maturity. Realized losses could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.

At December 31, 2008 and 2007, we held $69.5 million and $67.7 million of short-term and long-term investments, consisting primarily of municipal bonds, variable rate municipal demand notes and various auction rate securities (“ARS”). The credit markets are currently experiencing significant uncertainty, and some of this uncertainty has impacted and may continue to impact the markets where our auction rate securities would be offered. During 2008, we experienced three failed ARS auctions, representing principal of $2.1 million. Due to the longer term nature of the next auctions and the continued uncertainty in the financial markets, these ARS values have been classified as long-term assets. Our investments are in high-quality, tax-exempt municipal obligations. Some of these investments are wrapped with insurance by various monoline bond insurers, and the underlying rating of all the municipalities represented in the portfolio is investment grade. As of December 31, 2008 and 2007, we had $42.5 million and $51.2 million of municipal investments backed by various monoline bond insurers, respectively. As of December 31, 2008, we do not have any direct exposure to collateralized debt obligations (“CDO”) or other similar structured securities.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Investments

In 2003, we purchased a minority interest in a company, Full-on (Europe) Ltd. This company provides a one-day development activity for our delegates traveling in Europe and Australia. This investment is reported using the equity method. Additionally, during August 2005, we made an investment in a safety awareness firm to support the education of and support of safe travel practices, Safe Passage Travel I, LLC. This investment is reported using the cost method. These investments are included in other long-term assets on the consolidated balance sheet.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Cost of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed currently. Major additions and betterments are capitalized. Depreciation and amortization are provided over the lesser of the estimated useful lives of the respective assets or the lease term (excluding extensions), using the straight-line method, generally three to seven years for office furniture and computer equipment, and thirty-nine years for the building.

We perform reviews for the impairment of property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When property, plant and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in the statement of operations.

Intangible Assets and Goodwill

Intangible assets include goodwill, trademark, contract license agreements, content copyrights, plagiarism software, non-compete agreements, and advertising relationships. The majority of these assets were recorded in conjunction with the acquisition of BookRags in May 2008. During 2008, intangible assets other than trademark were amortized on a straight-line basis over a weighted average life of 12 years. Goodwill and intangible assets are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) and Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, (“SFAS 144”). Under SFAS 142, goodwill and intangible assets are not subject to amortization and are subject to impairment tests, at least annually. The impairment test compares the carrying amount of the reporting unit to the fair value of each reporting unit. The impairment tests performed in 2008 supported the carrying value of goodwill and intangible assets, and as such, no write-downs in the carrying value were recorded.

Revenue Recognition

For non-directly delivered programs, we do not actively manage the operations of each program, and our remaining performance obligation for these programs after they convene is perfunctory. Therefore, revenue from these programs is presented net of direct program costs, including accommodations and transportation, and recognized when the program convenes. For directly delivered programs, however,

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 we organize and operate all activities including speakers, facilitators, events, accommodations and transportation. As such, we recognize the gross revenue and cost of sales of these directly delivered programs over the period the programs are operating.

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

 Income Taxes

In accordance with SFAS No. 109, Accounting for Income Taxes, (“SFAS 109”) the asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

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

Accounting for Stock Options and Restricted Grants

We maintain an Equity Participation Plan under which we have granted non-qualified stock options and restricted stock to employees, non-employee directors and consultants. Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, (“SFAS 123(R)”) using the modified prospective method, and the fair value recognition provisions of the “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”), using the alternative transition method. We elected to adopt the alternative transition method provided in FSP 123(R)-3 for calculating the tax effects of stock-based compensation.The alternative transition method includes simplified methods to

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

establish the beginning balance of the additional-paid-in-capital pool (“APIC pool”)  related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those associated with investments, intangible assets, income taxes, foreign currency exchange contracts, revenue recognition, stock based compensation, and contingencies and litigation.

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

New Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, or our first quarter 2009. Early application of EITF 03-6-1 is prohibited. It also requires that all prior-period EPS data be adjusted retrospectively. We do not believe that the adoption of this guidance will have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 became effective beginning November 15, 2008. The adoption of this guidance did not have an impact on our consolidated financial statements.

In April 2008, the FASB issued Staff Position SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP SFAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. It removes a provision under SFAS 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP SFAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008 with early adoption prohibited. We do not believe that the adoption of this guidance will have a material impact on  our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including, acquisition costs will generally be expensed as incurred, noncontrolling interests will be valued at fair value at the acquisition date, acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, or our first quarter of 2009. Earlier adoption is prohibited. Business acquisitions are not in our normal course of business and as necessary we will comply with this standard. The effect of the adoption of FAS 141R will depend upon the nature of any future business combinations we undertake.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”) and in February 2008, the FASB issued FASB Staff Position 157-2 Effective Date of FASB Statement No. 157 (“FSP 157-2”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. Rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS 157 are effective for the fiscal years beginning after November 15, 2007 for financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annually recurring basis. The provisions of FSP 157-2 apply to nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on at least an annual recurring basis. FSP provisions delay the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for non-financial assets and liabilities. We implemented SFAS 157 on January 1, 2008 for financial assets and liabilities without any impact on our financial condition or results of operations. We do not expect the adoption of FSP 157-2 to have a material impact on the measurement of our non-financial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this new standard on January 1, 2008 did not impact our consolidated financial statements, as the fair value option was not elected for any of the instruments existing as of the adoption date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 requires certain disclosures relating to noncontrolling interests and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity, reported as equity in the consolidated financial statements. This statement changes the presentation of the statement of operations. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, or our first quarter 2009. Early adoption is prohibited. We do not believe that the  adoption of this standard will have a material impact on our consolidated financial statements.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The statement also asks entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and how the hedges affect the entity's financial position, financial performance, and cash flows. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or our first quarter 2009, with early application encouraged, but not required. We will adopt this standard in 2009 and will comply with additional disclosure requirements.

3.      BookRags Acquisition

On May 15, 2008, we acquired 100 percent of the outstanding common shares of BookRags. BookRags is an educational website providing book summaries, critical essays, online study guides, biographies and references to encyclopedia articles. BookRags operates in an adjacent space to student travel and education. BookRags’ core audiences of students, parents and teachers overlaps with our key demographic and will enable us to expand our reach into new media and online channels where this target audience continues to spend more and more time. These reasons were considered in determining the purchase price which resulted in goodwill being recorded for the acquisition.

The aggregate purchase price for BookRags is expected to be approximately $18.9 million, of which $9.4 million has been paid, including $8.5 million of cash to the prior owners at inception, $0.6 million in tax payments made on the seller’s behalf, and $0.3 million of acquisition expenses. The remaining estimated purchase price is comprised of common stock valued at $4.5 million and future earn-out provisions of up to $5.0 million. The $4.5 million value of the common stock issued was determined based on a ten day average closing price of our common stock prior to the date of the acquisition for the issuance of 233,584 shares and is subject to change if escrow conditions are not met. In 2010, the escrow conditions will be known and the actual number of shares to be issued will be determined. At that time, the actual number of common shares issued will be recorded at their fair value as an addition to goodwill. Therefore, the ultimate value of these shares may be higher or lower than $4.5 million. These shares have been excluded from outstanding stock and our basic and diluted weighted average shares due to the two year escrow requirements within the purchase agreement. Future payments pursuant to earn-out agreements of up to $5.0 million in 2009 and 2010 will be added to goodwill when and if required earning thresholds are met.

BookRags’ results of operations in 2007 and prior to May 15, 2008 were immaterial in comparison to our results of operations as reported; therefore pro forma financial information is not disclosed. BookRags’ results of operations since May 15, 2008 are included in our consolidated financial statements.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Assets
Current assets	$209
Intangible assets	2,359
Goodwill	6,865
Total assets acquired	9,433
Liabilities and net assets acquired
Current liabilities	163
Total liabilities assumed	163
Net assets acquired	$9,270

The difference between the total purchase price and the fair value of tangible and intangible assets and liabilities was recorded as goodwill. The purchase price allocation is still subject to finalization with regards to the items noted above.

Identified intangible assets as of December 31, 2008 were as follows (in thousands):

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Content license agreements	$838	$(26)	$812
Content copyrights	569	(29)	540
Online advertising capabilities and relationships	512	(80)	432
Other	130	(27)	103
Total intangible assets with determinable lives	2,049	(162)	1,887

Intangible assets with indefinite lives:
Trade name	517	—	517
Total intangible assets with indefinite lives	517	—	517
Total intangible assets	$2,566	$(162)	$2,404

Of the $2.6 million intangible assets, $0.5 million was assigned to a trade name and is not subject to amortization. The remaining $2.0 million of intangible assets have a weighted-average useful life of approximately 12 years and are being amortized on a straight-line basis using the actual life assigned to each asset. Subsequent to the May 15, 2008 acquisition of BookRags, we added $0.2 million to content copyrights. Amortization expense for the year ended December 31, 2008 was $0.2 million.

Estimated annual amortization expense for each of the next five years is as follows (in thousands):
Years Ended December 31,
2009	$270
2010	$270
2011	$242
2012	$146
2013	$97

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although goodwill and the trade name intangible are not amortized for financial statement purposes, they are subject to annual impairment review. There were no impairments during 2008. All of the intangible assets, including goodwill, are expected to be deductible for income tax purposes and are included in the BookRags segment.

4.	Derivative Financial Instruments

The majority of our travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. Our processes include a program to provide a hedge against certain of these foreign currency risks, and we use forward contracts that allow us to acquire the foreign currency at a fixed price for a specified period of time. All of the derivatives are cash flow hedges and at December 31, 2008 the majority of the contracts qualified for cash flow hedge accounting under SFAS 133.

At December 31, 2008, the following forward contracts were outstanding (in thousands):
	Notional Amount	Matures
Forward contracts:
Australian dollar	16,650	January 2009 – May 2010
British pound	6,350	January 2009 – June 2010
Euro	16,995	February 2009 – June 2010
Japanese yen	495,000	April 2009 – July 2009
New Zealand dollar	1,550	March 2009 – June 2010
Forward contracts with variable option:
Australian dollar	10,500	April 2009 – April 2010
British pound	5,400	July 2009 – May 2010
Euro	33,300	January 2009 – June 2010
New Zealand dollar	3,710	September 2009 – May 2010

At December 31, 2008 and 2007, we recorded a net loss of approximately $8.4 million and a net gain of $3.5 million in accumulated other comprehensive income, respectively, associated with these financial instruments. Unrealized losses on forward contracts recorded in accumulated other comprehensive income at December 31, 2008, which are expected to be reclassified to net revenue during the years ending December 31, 2009 and 2010, respectively, are approximately $5.8 million and $1.8 million. During the year ended December 31, 2008, due to a reduction in planned delegate travel and reduction in negotiated vendor costs, we determined that we were over-hedged for some of our 2009 expected foreign currency requirements. Therefore, we de-designated some of our forward contracts as they no longer met the requirements of SFAS No. 133 for hedge accounting treatment. Accordingly, a loss of $0.8 million was recorded in the statement of operations as other expense for the year ended December 31, 2008.

Unrealized gains or losses associated with these transactions that qualify for cash flow hedge accounting under SFAS No. 133 are reported in other comprehensive income. Any realized gains or losses associated with these transactions are recognized in our net revenue in the period the hedge transaction occurs. The net unrealized gain (loss) reclassified to revenue from accumulated other comprehensive income for the years ended December 31, 2008, 2007 and 2006 was approximately $2.3 million, $1.7 million, and ($1.3) million, respectively. Income tax (provision) benefit on the unrealized (loss) gain reclassified in 2008, 2007 and 2006 was approximately ($1.2) million, ($0.9) million, and $0.6 million, respectively. We assess hedge effectiveness on a quarterly basis and record the gain or loss related to the ineffective portion in the statements of operations. During the years ended December 31, 2007 and 2006 there were no significant amounts recognized in income due to hedge ineffectiveness.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.      Available-for-Sale Securities

At December 31, 2008 and 2007, the cost and estimated fair values of our available-for-sale securities in state and municipal securities and corporate obligations were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value/ Carrying Value
December 31, 2008	$69,063	$473	$—	$69,536
December 31, 2007	$67,453	$260	$—	$67,713

At December 31, 2008, the amortized cost and fair value of the available-for-sale securities, by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
Auction rate securities (ARS)	$2,100	$2,100
One year or less	12,645	12,669
After one year through three years	54,318	54,767
	$69,063	$69,536

At December 31, 2007, the amortized cost and fair value of the available-for-sale securities, by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
Auction rate securities (ARS)	$8,590	$8,590
One year or less	38,150	38,261
After one year through three years	20,713	20,862
	$67,453	$67,713

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

During 2008, we experienced three failed ARS auctions, representing principal of $2.1 million. Due to the longer term nature of the next auctions and the continued uncertainty in the financial markets, these ARS values have been classified as long-term assets. The remaining $67.4 million in investments are comprised of municipal securities, which we have the ability to liquidate at any time.

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

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

classification or valuation of these investments. We believe that the current lack of liquidity relating to our ARS investments will have no impact on our ability to fund our ongoing operations and growth initiatives.

6.   Fair Value Measurement of Financial Assets and Liabilities

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS No. 157 and SFAS No. 107 as of December 31, 2008 (in thousands).

	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs

Assets and liabilities:
Cash equivalents:
Municipal securities	$5,611	$5,611	$—	$—
Available-for-sale securities:
Auction rate securities	2,100	—	—	2,100
Municipal securities	67,436	67,436	—	—
	75,147	73,047	—	2,100
Foreign currency exchange contracts	(8,405)	—	(8,405)	—
Total financial assets and liabilities	$66,742	$73,047	$(8,405)	$2,100

Our financial assets and liabilities are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments. Our foreign currency exchange contracts are valued using pricing models. Pricing models take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curve, option volatility and currency rates. Our derivative instruments are short-term in nature, typically one to twelve months. The Level 3 instrument valuation was obtained as current market quotations were not readily available, traditional sources were not providing reliable information, unusual market events had taken place, stale prices existed, or the security remained illiquid.

The table below presents a reconciliation for the year ended December 31, 2008, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

Auction Rate Securities

December 31, 2007	$—
Total realized / unrealized gains (losses):
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances, and settlements, net	—
Transfers into Level 3, net	2,100
December 31, 2008	$2,100

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrealized losses, net of tax, of $7.2 million, excluded from earnings for the year ended December 31, 2008 and reported as components of other comprehensive income, are related primarily to the difference in value of our available-for-sale securities (level 1 and 3) and our foreign exchange contracts (level 2) at the beginning and ending of the period. At December 31, 2008, our available-for-sale securities had $0.5 million aggregate unrealized gain and our foreign exchange contracts had an aggregate unrealized loss of $7.6 million. An $0.8 million loss was recorded in earnings and reported as other expense for the year ended December 31, 2008, which related to an unrealized loss on foreign currency contracts for which it was determined that the hedged transaction was no longer likely to occur.

7.	Property, Plant and Equipment

Property, plant and equipment and the changes therein consist of the following (in thousands):
	Land	Building	Office furniture, fixtures and equipment	Computer equipment and software	Total
December 31, 2006, net	$1,817	$5,735	$849	$3,866	$12,267
Cost
Additions	—	10,420	5,413	2,260	18,093
Deletions	—	—	(490)	(2,784)	(3,274)
Accumulated Depreciation
Additions	—	(170)	(858)	(1,517)	(2,545)
Deletions	—	—	412	2,501	2,913
December 31, 2007, net	1,817	15,985	5,326	4,326	27,454
Cost
Additions	—	43	484	4,492	5,019
Deletions	—	—	(453)	(64)	(517)
Accumulated Depreciation
Additions	—	(409)	(1,076)	(1,777)	(3,262)
Deletions	—	—	407	47	454
December 31, 2008, net	$1,817	$15,619	$4,688	$7,024	$29,148

Depreciation and amortization expense on property and equipment of approximately $3.3 million, $2.5 million, and $1.4 million for the years ended December 31, 2008, 2007, and 2006, respectively, was included in the determination of net income. During 2008, approximately $0.5 million in property, plant and equipment was written off or sold for a net gain of $0.03 million. During 2007, approximately $3.1 million in property, plant and equipment was written off for a net loss of $0.2 million. During 2006, no property, plant and equipment was written off.

8.	Line of Credit

On May 30, 2008, we entered into a $20.0 million unsecured revolving line of credit (the “Revolving Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). This Revolving Credit Agreement expires on May 21, 2011. In addition, the Revolving Credit Agreement provides for the issue of letters of credit not to exceed $2.5 million. Monthly interest only payments are paid based on a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. We can elect to borrow utilizing the offshore London Inter-Bank Offering Rate (“LIBOR”) plus an applicable spread or the prime rate. The credit agreement contains certain quarterly financial covenants, including current ratio greater than 1.50, deployable cash

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

greater than zero at all times, tangible net worth greater than $40.0 million, and net income after taxes greater than $4.0 million. At December 31, 2008, we were in compliance with all of the financial covenants of the credit agreement.

At December 31, 2008, we had no amounts outstanding on the revolving line of credit. At December 31, 2008, the availability under the line of credit was $18.6 million, with $1.4 million of the line of credit issued in the form of letters of credits to several airline companies.

9.	Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006
Current:	1
Federal	$8,077	$14,929	$12,843
State	58	95	91
Deferred	1,034	(71)	(748)
Total income tax provision	$9,169	$14,953	$12,186

Components of the net deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2008
	Assets	Liabilities	Total
Amortization of goodwill and non-compete agreement	$833	$—	$833
Accrued vacation and compensation	213	—	213
Unrealized loss on foreign currency exchange contracts	2,676	—	2,676
Unrealized gain on available-for-sale securities	—	(166)	(166)
Depreciation	—	(2,165)	(2,165)
Stock options	1,032	—	1,032
Restricted stock grants	605	—	605
Other	—	(7)	(7)
Total deferred tax assets (liabilities)	$5,359	$(2,338)	$3,021

	December 31, 2007
	Assets	Liabilities	Total
Amortization of goodwill and non-compete agreement	$998	$—	$998
Accrued vacation and compensation	206	—	206
Unrealized gain on foreign currency exchange contracts	—	(1,211)	(1,211)
Unrealized gain on available-for-sale securities	—	(93)	(93)
Depreciation	—	(1,082)	(1,082
Stock options	692	—	692
Restricted stock grants	732	—	732
Total deferred tax assets (liabilities)	$2,628	$(2,386)	$242

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax provision differs from that computed using the federal statutory rate applied to income before income taxes as follows (in thousands):

	Years Ended December 31,
	2008 Amount	%	2007 Amount	%	2006 Amount	%
Provision at the federal statutory rate	$9,700	35.0%	$16,100	35.0%	$13,607	35.0%
Tax-exempt interest	(1,024)	(3.7)	(1,385)	(3.0)	(1,564)	(4.0)
State income tax, net of federal benefit	38	0.1	95	0.2	59	0.1
Other	455	1.6	143	0.3	84	0.2
Total income tax provision	$9,169	33.0%	$14,953	32.5%	$12,186	31.3%

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement 109, Accounting for Income Taxes (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the consolidated financial statements. Effective January 1, 2007, we adopted the provisions of FIN 48. There was no material effect on the financial statements, and as a result, there was no cumulative effect related to adopting FIN 48. However, certain amounts have been reclassified in the consolidated statement of financial position in order to comply with the requirements of the statement.

As of January 1, 2008, approximately $14,000 of unrecognized tax benefits from 2007 was disclosed relating to a change in income levels of a previously owned investment. This benefit was increased by $26,000 and was resolved during 2008. Our policy is to account for interest and penalties related to uncertain tax positions as part of income tax expense.

The following summarizes the unrecognized tax benefits activity during 2008 and 2007:
	2008	2007
Unrecognized tax provision (benefit) as of January 1,	$(14)	$164
Increases in tax positions taken in prior periods	(26)	—
Decreases in tax positions taken in prior periods	—	—
Current period tax positions:
Settlements	40	(164)
Increases in tax positions taken in current period	—	(14)
Lapse of statute of limitations	—	—
Unrecognized tax provision (benefit) as of December 31,	$—	$(14)

We file tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years after 2005. Our state income tax returns are open to audit under the statute of limitations for the years after 2002.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Capital Lease

We lease certain office equipment under a capital lease arrangement. The total cost of equipment under capital leases was $0.1 and $0.9 million, respectively and accumulated depreciation was $0.01 million and $0.7 million, respectively, at December 31, 2008 and 2007.

At December 31, 2008, we have a $0.01 million remaining liability to be paid during 2009 related to this lease. At the end of the lease term, we have the option to purchase the equipment at fair market value.

11.	Commitments and Contingencies

We lease office facilities and office equipment under non-cancelable operating leases. At December 31, 2008, future minimum lease commitments were as follows (in thousands):

Years Ended December 31,
2009	$104
2010	106
2011	7
Total future minimum lease commitments	$217

Total rent expense for the years ended December 31, 2008, 2007, and 2006, was approximately $0.2 million, $0.6 million, and $0.8 million, respectively.

We are subject to the possibility of various loss contingencies including claims, suits and complaints, arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. In the opinion of management and its legal counsel, all matters are adequately covered by insurance or, if not covered, are without merit or are of such nature, or involve such amounts as would not have a material effect on our financial position, cash flows or results of operations.

As discussed in “Item 3: Legal Proceedings”, it is reasonably possible that we will incur a loss in connection with the litigation entitled Allen Hill and Sheryl Hill, et al. v. Ambassadors Group, et al. We cannot estimate the possible loss at this time, and therefore, have not accrued any loss related to this litigation.

Under our Bylaws, our directors and officers have certain rights to indemnification by us against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers and former directors in certain circumstances.

12.           Accounting for Stock-Based Compensation

Effective November 2001, we adopted the 2001 Equity Participation Plan (the “Plan”). The Plan provides for the grant of stock options, awards of restricted stock, performance or other awards or stock appreciation rights to our directors, key employees and consultants. The maximum number of shares which may be awarded under the Plan is 3.6 million shares, and approximately 0.3 million shares remain available for future issuance.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under the terms of the Plan, stock grants follow the same grant price parameters as options. The Compensation Committee also establishes the vesting period of the grants, which is generally set at 100 percent at the conclusion of one to four years. Our key employees who have been awarded stock grants and are full-time employees are subject to a four-year vesting period, and our Board of Directors who have been awarded stock grants are subject to a one-year vesting period. During 2008, 2007, and 2006, we granted approximately 75,870, 57,300, and 38,600, restricted stock grants to key employees and directors. These grants are expensed on a straight-line basis over the life of the grant.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of options. In addition, option valuation models require the input of highly subjective assumptions, particularly for the expected term and stock price volatility. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience. Our employee stock options do not trade on a secondary exchange; therefore, employees do not derive a benefit from holding stock options unless there is an appreciation in the market price of our stock above the grant price. Such an increase in stock price would benefit all shareholders commensurately.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ending December 2008, 2007, and 2006.

	Years Ended December 31,
	2008		2007		2006
Expected dividend yield	2.66%		1.41%		1.38%
Expected stock price volatility	49.48%		43.40%		38.16%
Risk-free interest rate	2.48%		3.93%		4.65%
Expected life of options	4.51	years	4.45	years	4.95	years

The weighted-average fair value of options granted during 2008, 2007 and 2006 was $3.51, $7.02, and $9.81, respectively.

The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of our stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. We have also included our anticipated dividend yield based on quarterly cash dividends paid to our shareowners during 2008, 2007, and 2006. Additionally, an annualized forfeiture rate of 7.6 percent is used as a best estimate of future forfeitures based on our historical forfeiture experience. Under the true-up provisions of SFAS 123(R), the stock-based compensation expense will be adjusted in later periods if the actual forfeiture rate is different from the estimate.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total stock-based compensation expense recognized in the consolidated statement of operations for the years ended 2008, 2007, and 2006 was $2.1 million, $2.0 million, $2.1 million before income taxes. Of the total stock-based compensation expense during 2008, stock option expense was $0.9 million and restricted stock grant expense was $1.2 million. Of the total stock-based compensation expense during 2007, stock option expense was $1.0 million and restricted stock grant expense was $0.9 million. Of the total stock-based compensation expense during 2006, stock option expense was $1.3 million and restricted stock grant expense was $0.8 million.

The following table presents information about the common stock options and restricted grants as of December 31, 2008:

	Options and Restricted Stock Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price		Shares	Weighted Average Exercise Price
Restricted Stock Grants
$0.00	205,585	2.63	$	N/A	N/A	N/A
Stock Options
$3.47 - 6.93	666,978	2.82		$5.63	666,978	$5.63
6.94 - 10.39	325,094	7.53		9.19	129,594	9.19
10.40 - 13.86	31,225	4.56		11.73	31,225	11.73
13.87 - 17.32	323,927	7.50		16.86	183,053	16.77
17.33 - 20.79	12,824	9.35		18.41	—	—
20.80 - 24.25	48,000	6.34		21.09	32,750	21.09
24.26 - 27.72	205,058	7.18		27.11	131,096	27.04
27.73 - 31.18	14,109	7.47		29.35	5,429	29.03
31.19 - 34.65	12,659	8.34		34.65	3,163	34.65
Total Stock Options	1,639,874	5.49		$12.34	1,183,288	$10.89
Combined	1,845,459	5.17		$10.96	1,183,288	$10.89

At December 31, 2007, there were 1,055,846 exercisable stock options at the weighted-average exercise price of $9.23 per share.

At December 31, 2008, the aggregate intrinsic value of stock options outstanding was $4.3 million and the aggregate intrinsic value of stock options exercisable was $2.4 million. There is no intrinsic value related to restricted stock grants. The weighted average remaining contractual life of stock options and restricted grants outstanding was 5.2 years and exercisable was 4.2 years. The aggregate intrinsic value is before applicable income taxes, based on our $9.20 closing stock price at December 31, 2008, which would have been received by the optionees had all options been exercised on that date. As of December 31, 2008, total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock grants was approximately $4.2 million, which is expected to be recognized over a period of approximately 3.9 years. During the year ended December 31, 2008, the total intrinsic value of stock options exercised was $0.8 million, and the total fair value of options vested was $1.5 million.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, the aggregate intrinsic value of stock options outstanding was $14.8 million and the aggregate intrinsic value of stock options exercisable was $10.3 million. There is no intrinsic value related to restricted stock grants. The weighted average remaining contractual life of stock options and restricted grants outstanding was 5.4 years and exercisable was 4.8 years. The aggregate intrinsic value is before applicable income taxes, based on our $18.31 closing stock price at December 31, 2007, which would have been received by the optionees had all options been exercised on that date. As of December 31, 2007, total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock grants was approximately $4.6 million, which is expected to be recognized over a period of approximately 3.9 years. During the year ended December 31, 2007, the total intrinsic value of stock options exercised was $8.0 million, and the total fair value of options vested was $1.3 million.

At December 31, 2006, the aggregate intrinsic value of stock options outstanding was $36.0 million and the aggregate intrinsic value of stock options exercisable was $26.9 million. There is no intrinsic value related to restricted stock grants. The weighted average remaining contractual life of stock options and restricted grants outstanding was 6.1 years and exercisable was 4.9 years. The aggregate intrinsic value is before applicable income taxes, based on our $30.35 closing stock price at December 31, 2006, which would have been received by the optionees had all options been exercised on that date. As of December 31, 2006, total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock grants was approximately $4.4 million, which is expected to be recognized over a period of approximately 4.0 years. During the year ended December 31, 2006, the total intrinsic value of stock options exercised was $6.9 million, and the total fair value of options vested was $7.1 million.

Stock option and restricted stock grant transactions during 2008 were as follows:

	Restricted	Weighted		Weighted
	Stock	Average Grant	Stock	Average
	Grants	Date Fair Value	Options	Exercise Price
Balance at December 31, 2007	221,820	$20.87	1,478,202	$12.62
Granted	75,870	9.98	215,709	9.96
Forfeited	(2,700)	22.62	(8,025)	20.74
Vested	(89,405)	2.53	N/A	N/A
Exercised	N/A	N/A	(46,012)	8.67
Balance December 31, 2008	205,585	$18.33	1,639,874	$12.34

13.	Employee Benefit Plan

Effective March 2002, we established a 401(k) Profit Sharing Plan (the “Sharing Plan”) for our employees. Employees are eligible to participate in the Sharing Plan upon six months of service and 18 years of age. Employees may contribute up to 92 percent of their salary, subject to the maximum contribution allowed by the Internal Revenue Service. Our matching contribution is discretionary based upon approval by management. Employees are 100 percent vested in their contributions and vest in our matching contributions after their initial four years of employment. During the years ended December 31, 2008, 2007, and 2006, we contributed approximately $0.2 million, $0.2 million, and $0.1 million to the Sharing Plan, respectively.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Earnings Per Share

The following table presents a reconciliation of basic and diluted earnings per share computations (in thousands, except per share data):

	Years Ended December 31,
	2008	2007	2006
Numerator:
Net income for basic and diluted earnings per share	$18,546	$31,047	$26,692

Denominator:
Weighted-average shares outstanding – basic	18,745	19,385	20,554
Effect of dilutive common stock options	388	623	783
Effect of dilutive common stock grants	77	86	56
Weighted-average shares outstanding – diluted	19,210	20,094	21,393

Earnings per share – basic and diluted:
Net income per share – basic	$0.99	$1.60	$1.30

Net income per share – diluted	$0.97	$1.55	$1.25

15.	Supplemental Disclosures of Consolidated Statements of Cash Flows

We paid cash for taxes during 2008, 2007, and 2006 of approximately $8.5 million, $13.3 million, and $10.5 million, respectively.

Our non-cash investing and financing activities during the years ended December 31, 2008, 2007, and 2006, are as follows (in thousands):

	2008	2007	2006
Unrealized gain (loss) on foreign currency exchange contracts	$(11,107)	$890	$4,467
Unrealized gain on available-for-sale securities	213	311	194
Property, plant and equipment	22	1,397	(2,119)
Capital lease	37	—	—

16.	Segment Reporting

Our operations are organized into two reporting segments, consisting of (1) Ambassador Programs and Other, which provide educational travel services to students, professionals and athletes through multiple itineraries within four educational and cultural program types, and (2) BookRags, an internet research site housing content sales and advertising revenue.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ambassador Programs’ gross margin is comprised of gross receipts less direct program costs, including accommodations, transportation, speakers, facilitators, and event costs. BookRags’ gross margin is comprised of content and subscription and advertising revenues via www.bookrags.com, less commissions and amortization of intangible assets directly associated with sales.

Prior to May 15, 2008, we only had one segment. Segment information as of and for the year ended December 31, 2008 is as follows (in thousands):

	Ambassador Programs and Other	BookRags	Consolidated
Total revenue	$96,030	$1,897	$97,927
Gross margin	$77,174	$1,705	$78,879
Depreciation and amortization	$(3,264)	$(162)	$(3,426)
Operating income	$24,327	$1,142	$25,469
Income tax provision	$(8,784)	$(385)	$(9,169)
Net income	$17,770	$776	$18,546
Total additions to property, plant, and equipment	$5,042	$—	$5,042
Total additions to goodwill and intangible assets	$—	$9,431	$9,431
Intangible assets, excluding goodwill	$—	$2,404	$2,404
Total assets	$113,713	$10,564	$124,277

Changes to the carrying amount of goodwill and other investments during the year ended December 31, 2008 were as follows (in thousands):
	Ambassador Programs and Other	BookRags	Consolidated
Goodwill at December 31, 2007	$70	$—	$70
Acquisition	—	6,865	6,865
Goodwill at December 31, 2008	70	6,865	6,935

Minority interest at December 31, 2007	122	—	122
Equity loss on investments	(4)	—	(4)
Investments at December 31 , 2008	118	—	118
Total goodwill and other investments	$188	$6,865	$7,053

Any intercompany sales or services provided that exist, which are rare, are eliminated. Intercompany expenses paid for by Ambassador Programs on behalf of BookRags are recorded as intercompany receivables and payables and eliminated upon consolidation. On October 1, 2008, an operating agreement was entered into by Ambassador Programs and BookRags. The operating agreement outlines the agreed upon charges for services provided by Ambassador Programs to BookRags for accounting, human resources, and technology support.  In addition, it defines the terms in which the two companies can perform lead generation for marketing purposes.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Quarterly Financial Data

Summarized quarterly financial data for 2008, 2007, and 2006 is as follows (unaudited, and in thousands except per share data). All adjustments necessary to fairly present the interim results have been recorded:

	Quarters Ended
	March 31	June 30	September 30	December 31
2008
Total revenue	$7,880	$42,286	$40,119	$7,642
Gross margin	3,470	36,717	33,018	5,674
Selling and marketing expense	9,364	8,875	11,272	11,331
General and administrative expense	3,018	3,168	2,822	3,560
Income (loss) before income taxes	(8,009)	25,579	19,591	(9,446)
Net income (loss)	(5,474)	17,184	13,298	(6,462)
Earnings (loss) per share-basic	(0.29)	0.91	0.72	(0.35)
Earnings (loss) per share-diluted	(0.29)	0.89	0.70	(0.35)

Gross program receipts reflect total payments received by us. Gross program receipts totaled $8.9 million, $104.0 million, $101.2 million and $15.1 million for the quarters ended March 31, June 30, September 30, and December 31, 2008, respectively.

	Quarters Ended
	March 31	June 30	September 30	December 31
2007
Total revenue	$7,279	$48,765	$52,138	$6,351
Gross margin	3,437	42,860	45,969	3,779
Selling and marketing expense	9,238	9,643	10,185	9,877
General and administrative expense	2,747	3,277	3,479	5,771
Income (loss) before income taxes	(7,438)	31,167	33,305	(11,034)
Net income (loss)	(4,984)	20,949	22,504	(7,422)
Earnings (loss) per share-basic	(0.25)	1.09	1.16	(0.39)
Earnings (loss) per share-diluted	(0.25)	1.05	1.12	(0.39)

Gross program receipts totaled $7.8 million, $121.4 million, $134.6 million and $13.6 million for the quarters ended March 31, June 30, September 30, and December 31, 2007, respectively.

	Quarters Ended
	March 31	June 30	September 30	December 31
2006
Total revenue	$4,651	$39,654	$38,706	$5,944
Gross margin	2,505	35,180	35,093	4,704
Selling and marketing expense	6,515	7,234	9,176	8,713
General and administrative expense	2,013	2,295	2,399	5,014
Income (loss) before income taxes	(5,068)	27,059	24,781	(7,894)
Net income (loss)	(3,448)	18,467	17,099	(5,426)
Earnings (loss) per share-basic	(0.17)	0.90	0.83	(0.26)
Earnings (loss) per share-diluted	(0.17)	0.86	0.80	(0.26)

Gross program receipts totaled $5.4 million, $98.7 million, $102.7 million and $12.6 million for the quarters ended March 31, June 30, September 30, and December 31, 2006, respectively.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Subsequent Events

In the first quarter of  2009, our subsidiary, World Adventures Unlimited, Inc. (“WAU”) (FKA ‘Ambassadors Specialty Group, Inc.’ (“ASG”)), signed a five year license agreement with Discovery Education, Inc. (“Discovery Education”). The agreement grants us the exclusive right to license all-inclusive land based group travel packages for students, kindergarten through twelfth grade to destinations outside of North America using the Discovery Education marks and the name “Discovery Student Adventures”. We do not expect any students to travel on these programs until 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBASSADORS GROUP, INC.

By:	/s/ JEFFREY D. THOMAS
Jeffrey D. Thomas,
President and Chief Executive Officer

 Date: March 11, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY D. THOMAS	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2009
Jeffrey D. Thomas

/s/ JOHN A. UEBERROTH	Chairman of the Board of Directors	March 11, 2009
John A. Ueberroth

/s/ CHADWICK J. BYRD	Chief Financial Officer and Secretary	March 11, 2009
Chadwick J. Byrd	(Principal Financial and Accounting Officer)
/s/ BRIGITTE M. BREN	Director	March 11, 2009
Brigitte M. Bren

/s/ DANIEL G. BYRNE	Director	March 11, 2009
Daniel G. Byrne

/s/ RAFER L. JOHNSON	Director	March 11, 2009
Rafer L. Johnson

/s/ JAMES M. KALUSTIAN	Director	March 11, 2009
James M. Kalustian

/s/ JOSEPH J. UEBERROTH	Director	March 11, 2009
Joseph J. Ueberroth

/s/ RICARDO L. VALENCIA	Director	March 11, 2009
Ricardo L. Valencia

/s/ RICHARD D. C. WHILDEN	Director	March 11, 2009
Richard D. C. Whilden

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the registrant incorporated by reference to the registrant’s Registration Statement on Form 10 filed on November 15, 2001.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the registrant incorporated by reference to the registrant’s Form 8-K filed on May 17, 2005.

3.3	Bylaws of the registrant incorporated by reference to the registrant’s Registration Statement on Form 10 filed on November 15, 2001.

4.1	Form of Common Stock Certificate of the registrant incorporated by reference to the registrant’s Form 10-K filed on March 9, 2007.

10.1	2001 Equity Participation Plan incorporated by reference to the registrant’s Registration Statement on Form 10 filed on January 7, 2002.

10.2	Form of 2001 Equity Participation Plan Agreement incorporated by reference to the registrant’s Registration Statement on Form 10 filed on November 15, 2001.

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

10.6	Employment Agreement by and between the registrant and Jeffrey D. Thomas, incorporated by reference to the registrant’s Form 8-K filed on October 3, 2006.

10.7	Stock Purchase Agreement by and between the registrant and Invemed Catalyst Fund, L.P. incorporated by reference to the registrant’s Form 8-K filed on January 31, 2007.

10.8	Stock Purchase Agreement incorporated by reference to the registrant’s Form 8-K filed on May 21, 2008.

10.9	Credit Agreement by and between the registrant and Wells Fargo Bank, N.A. incorporated by reference to the registrant’s Form 8-K file on May 30, 2008.

10.10	Revolving Line of Credit Note incorporated by reference to the registrant’s Form 8-K filed May 30, 2008

14.1	Code of Ethics incorporated by reference from our definitive Proxy Statement for the fiscal year ended December 31, 2008, to be filed with the SEC on or about April 6, 2009.

21.1	List of subsidiaries of the registrant as of December 31, 2008.*

23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.*

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or Rule 15(d)-14(a).*

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or Rule 15(d)-14(a).*

32.1
Certification by the Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) or 15(d)-14(b) and Section 1350 of Chapter 63 of Title 13 of the United  States Code (18 U.S.C. §1350).*

*Filed herewith.