Form 10-Q
period 2009-03-31
AMBASSADORS GROUP INC
filed 2009-05-08
CIK 1162315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐	Yes
☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐	Large Accelerated filer
☑	Accelerated filer
☐	Non-Accelerated filer (Do not check if a smaller reporting company)
☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes
☑	No

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of April 15, 2009 was 18,798,084.

AMBASSADORS GROUP, INC.
FORM 10-Q QUARTERLY REPORT

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMBASSADORS GROUP, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
March 31, 2009 and December 31, 2008
(dollars in thousands, except share and per share data)
	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$44,173	$6,989
Available-for-sale securities	63,804	67,436
Prepaid program costs and expenses	14,866	4,160
Accounts receivable	4,726	1,966
Deferred tax asset	2,788	2,780
Total current assets	130,357	83,331
Property and equipment, net	28,874	29,148
Available-for-sale securities	1,837	2,100
Deferred tax asset	184	241
Intangibles	2,474	2,404
Goodwill and other long-term assets	7,308	7,053
Total assets	$171,034	$124,277
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accruals	$5,250	$4,342
Foreign currency exchange contracts	6,487	6,641
Participants’ deposits	95,968	44,166
Other liabilities	126	131
Total current liabilities	107,831	55,280
Foreign currency exchange contracts	2,249	1,764
Total liabilities	110,080	57,044
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 18,798,084 and 18,822,563 shares issued and outstanding, respectively	186	186
Additional paid-in capital	212	6
Retained earnings	65,306	71,705
Accumulated other comprehensive loss	(4,750)	(4,664)
Total stockholders’ equity	60,954	67,233
Total liabilities and stockholders’ equity	$171,034	$124,277

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three months ended March 31, 2009 and 2008
(dollars in thousands, except per-share amounts)

	2009	2008
Net revenue, non-directly delivered programs	$429	$198
Gross revenue, directly delivered programs	8,704	7,682
Gross revenue, internet and advertising	873	—
Total revenue	10,006	7,880
Cost of sales, directly delivered programs	4,627	4,410
Cost of sales, internet and advertising	98	—
Gross margin	5,281	3,470
Operating expenses:
Selling and marketing	8,872	9,364
General and administrative	3,369	3,018
	12,241	12,382
Operating loss	(6,960)	(8,912)
Other income (expense):
Interest and dividend income	514	903
Foreign currency and other expense	(961)	—
	(447)	903
Loss before income taxes	(7,407)	(8,009)
Income tax benefit	2,153	2,535
Net loss	$(5,254)	$(5,474)
Net loss per share — basic and diluted	$(0.28)	$(0.29)
Weighted-average common shares outstanding – basic and diluted	18,619	18,955

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the three months ended March 31, 2009 and 2008
(dollars in thousands)

	2009	2008
Net loss	$(5,254)	$(5,474)
Unrealized (loss) gain on foreign currency exchange contracts, net of income tax (benefit) provision of ($16) and $1,215	(29)	2,256
Unrealized (loss) gain on available-for-sale securities, net of income tax (benefit) provision of ($30) and $93	(57)	173
Comprehensive loss	$(5,340)	$(3,045)

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended March 31, 2009 and 2008
(dollars in thousands)

	2009	2008
Cash flows from operating activities:
Net loss	$(5,254)	$(5,474)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,010	809
Deferred income tax (benefit) provision	95	(239)
Stock-based compensation	465	523
Excess tax benefit from stock-based compensation	(2)	(19)
Gain on sale of assets	(1)	(31)
Loss on foreign currency contracts	962	—
Change in assets and liabilities:
Accounts receivable and other current assets	(2,760)	(2,163)
Prepaid program costs and expenses	(10,998)	(17,002)
Accounts payable, accrued expenses, and other current liabilities	977	451
Participants’ deposits	51,802	61,190
Net cash provided by operating activities	36,296	38,045
Cash flows from investing activities:
Net change in available-for-sale securities	3,808	(5,495)
Net purchase of property and equipment and other	(1,365)	(1,781)
Net purchase of intangibles	(140)	—
Net cash provided by (used in) investing activities	2,303	(7,276)
Cash flows from financing activities:
Dividend payment to shareholders	(1,145)	(2,199)
Repurchase of common stock	(409)	(3,771)
Proceeds from exercise of stock options	148	43
Excess tax benefit from stock-based compensation	2	19
Capital lease payments and other	(11)	(49)
Net cash used in financing activities	(1,415)	(5,957)
Net increase in cash and cash equivalents	37,184	24,812
Cash and cash equivalents, beginning of period	6,989	17,281
Cash and cash equivalents, end of period	$44,173	$42,093

The accompanying notes are an integral part of the consolidated financial statement

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization
Ambassadors Group, Inc. (“Ambassadors,” “Company,” “we,” “us,” or “our,”) is a leading educational company that organizes and promotes worldwide international and domestic educational travel programs for students, athletes and professionals, and provides over 8 million pages of online research content through www.bookrags.com. These consolidated financial statements include the accounts of Ambassadors Group, Inc. and our wholly owned subsidiaries, Ambassador Programs, Inc., BookRags, Inc., World Adventures Unlimited, Inc., Ambassadors Unlimited, LLC and Marketing Production Systems, LLC. All significant intercompany accounts and transactions, which are of a normal recurring nature, are eliminated in consolidation.

Our operations are organized in two reporting segments, 1) Travel Programs and Other, which provides educational travel services to students, professionals, and athletes through multiple itineraries within five travel program types, and 2) BookRags, which provides online research capabilities through book summaries, critical essays, online study guides, biographies, and references to encyclopedia articles.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The balance sheet at December 31, 2008, has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Certain reclassifications from 2008 amounts have been made to conform to the three months ended March 31, 2009 financial statement presentation with no effect on previously reported net loss or retained earnings.

3. Net Loss Per Share
Net loss per share — basic is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Net loss per share — diluted is computed by increasing the weighted-average number of common shares outstanding by the additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  However, due to the net loss during the quarters ended March 31, 2009 and 2008, such shares have been excluded from the computation, as they are anti-dilutive.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of basic and diluted earnings per share (“EPS”) computations and the number of dilutive securities (stock options and grants) that were not included in the dilutive EPS calculation because they were anti-dilutive (in thousands, except per-share amounts):

	Three months ended March 31,
	2009	2008
Numerator:
Net loss for basic and diluted earnings per share	$(5,254)	$(5,474)
Denominator:
Weighted-average shares outstanding – basic	18,619	18,955
Effect of dilutive common stock options	(A)	(A)
Weighted average shares outstanding – diluted	18,619	18,955
Net income per share – basic and diluted	$(0.28)	$(0.29)

(A)
For the three months ended March 31, 2009 and 2008 respectively, the effects of approximately 941,000 and 283,000 stock grants and options have been excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

4. Derivative Financial Instruments

The majority of our travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. Our processes include a program to provide a hedge against certain of these foreign currency risks, and we use forward contracts that allow us to acquire the foreign currency at a fixed price for a specified period of time. All of the derivatives are cash flow hedges and at March 31, 2009 the majority of the contracts qualified for cash flow hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction is recognized in earnings, which is typically when our student and sports travel programs occur during the second and third quarters of the year. Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

At March 31, 2009, the following forward contracts were outstanding (in thousands):

	Notional Amount	Matures
Forward contracts:
Australian dollar	15,550	April 2009 – May 2010
British pound	5,800	April 2009 – June 2010
Euro	17,683	June 2009 – June 2010
Japanese yen	495,000	April 2009 – July 2009
New Zealand dollar	1,425	April 2009 – June 2010
Forward contracts with variable option:
Australian dollar	10,500	April 2009 – April 2010
British pound	5,400	July 2009 – May 2010
Euro	25,900	April 2009 – June 2010
New Zealand dollar	1,400	April 2010 – May 2010

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of derivatives are as follows:

	March 31, 2009
	Derivates designated as hedging instruments		Derivatives not designated as hedging instruments		Total (Net)
	Assets	Liabilities	Assets	Liabilities	Liabilities
Forward contracts	$198	$5,245	$—	$1,043	$6,090
Forward contracts with variable option	448	3,094	—	—	2,646
Total	$646	$8,339	$—	$1,043	$8,736

Note that the net liability derivative is reported in the balance sheet as ‘foreign currency exchange contracts’.

Following is an analysis of the changes in the net gain or loss on cash flow hedges included in accumulated other comprehensive income:

March 31,
2009
Balance, beginning of the period	$(4,970)
Net gain/(loss) for the period	(29)
Effective portion gain/(loss) transferred to earnings	—
Ineffective portion gain/(loss) transferred to earnings	—
Balance, end of period	$(4,999)

At March 31, 2009, we recorded a net loss of approximately $8.7 million in accumulated other comprehensive income associated with our financial instruments. Unrealized losses on forward contracts recorded in accumulated other comprehensive income at March 31, 2009, which are expected to be reclassified to net revenue during the years ending December 31, 2009 and 2010, respectively, are approximately $5.4 million and $2.3 million. A $1.0 million loss was recorded in the statement of operations as foreign currency and other expense for the quarter ended March 31, 2009 associated with derivatives that are not designated as hedging instruments.  Below are more details on derivatives not designated as hedging instruments.

For the three months ended March 31, 2009, no gains or losses were recognized in the income statement for derivatives designated as hedging instruments under SFAS 133.

For the three months ended March 31, 2009, the amount of gains or losses recognized in the income statement for derivatives not designated as hedging instruments under SFAS 133 (and their locations) are as follows:

		Amount of Gain or (Loss)
Derivative not designated as hedging instruments	Location of Gain or (Loss) Recognized in Income on Derivative	2009
Forward contracts	Foreign currency and other expense	$(631)
Forward contracts with variable options	Foreign currency and other expense	(331)
Total		$(962)

We do not typically enter into derivatives that are not designated as hedging instruments. Our policy is to be 80 to 100 percent hedged for our forecasted cash flow for the following year. At December 31, 2008 we were approximately 20 percent over-hedged, primarily in euro, British pound, and Australian dollar on foreign currency contracts purchased in the spring  and summer of 2008 for 2009 travel expenditures.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 The over-hedged position was due to the decline in net enrollments for 2009 travel programs combined with lower than expected program costs and the strengthening of the U.S. dollar at the end of 2008 in comparison to foreign currency contracted rates. Certain forward contracts remain at March 31, 2009 which do not qualify as hedge accounting to provide a stop loss on losses incurred for the over-hedged position. Management does not expect any further losses to be recognized in 2009 on foreign currency contracts currently held, although there can be no assurance in this regard.

5.  Available-for-Sale Securities

At March 31, 2009 and December 31, 2008, the cost and estimated fair values of our available-for-sale securities in state and municipal securities and corporate obligations were as follows (in thousands).

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value/ Carrying Value
March 31, 2009	$65,253	$388	$—	$65,641
December 31, 2008	$69,063	$473	$—	$69,536

At March 31, 2009, the amortized cost and fair value of the available-for-sale securities, by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
Auction rate securities (ARS)	$2,100	$1,837
One year or less	12,292	12,319
After one year through three years	50,861	51,485
	$65,253	$65,641

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

On March 31, 2009 and December 31, 2008, we held $65.6 million and $69.5 million, respectively, of short-term and long-term available-for-sale securities, consisting primarily of municipal bonds, variable rate demand notes (“VRDN”), and auction rate securities (“ARS”). Of the total balance, $63.8 million and $67.4 million at March 31, 2009 and December 31, 2008, respectively, were in high-quality, tax-exempt municipal obligations. The remaining $1.8 million and $2.1 million were in high quality ARS. The credit markets are experiencing significant uncertainty, and some of this uncertainty has impacted and may continue to impact the markets where our auction rate securities would be offered. During the first quarter of 2009, two of three ARS that originally failed to be re-offered in 2008, representing principal of $1.6 million, were unsuccessfully re-offered at the current auction. The third ARS that originally failed to be re-offered in 2008, representing principal of $0.5 million, is expected to go to auction in the second quarter of 2009. Due to the longer term nature of the next auctions and the continued uncertainty in the financial markets, these ARS values have been classified as long-term assets.

Our ARS portfolio is comprised of two AA- rated investments and one BBB+ rated investment. Based on the high-level credit rating and the current restructuring within the aggregate ARS market, we believe that the current illiquidity of our failed ARS’s is temporary. We will, however, reassess the liquidity in future reporting periods based on several factors, including the success or failure of future auctions, possible failure of the investment to be redeemed, deterioration of the credit rating of the investment, market risk and other factors. Such reassessment may change the classification or valuation of these investments. We believe that the current lack of liquidity relating to our ARS investments will have no impact on our ability to fund our ongoing operations and growth initiatives.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Fair Value Measurement of Assets and Liabilities

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”) and SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of March 31, 2009 and December 31, 2008 (in thousands):

	Balance as of March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobsevable Imputs (Level 3)
Assets and liabilities:
Cash equivalents:
Municipal securities	$40,864	$40,864	$—	$—
Available-for-sale securities:
Auction rate securities	1,837	—	—	1,837
Municipal securities	63,804	63,804	—	—
	106,505	104,668	—	1,837
Foreign currency exchange contracts	(8,736)	—	(8,736)	—
Total financial assets and liabilities, net	$97,769	$104,668	$(8,736)	$1,837

	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets and liabilities:
Cash equivalents:
Municipal securities	$5,611	$5,611	$—	$—
Available-for-sale securities:
Auction rate securities	2,100	—	—	2,100
Municipal securities	67,436	67,436	—	—
	75,147	73,047	—	2,100
Foreign currency exchange contracts	(8,405)	—	(8,405)	—
Total financial assets and liabilities, net	$66,742	$73,047	$(8,405)	$2,100

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

We adopted SFAS 157 for nonfinancial assets and liabilities measured on a nonrecurring basis in the first quarter of 2009 and such adoption did not impact the interim consolidated financial statements.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The table below presents a reconciliation for the quarter ended March 31, 2009, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

Auction Rate Securities

December 31, 2008	$2,100
Total realized / unrealized gains (losses):
Included in earnings	—
Included in other comprehensive income:	(263)
Purchases, issuances, and settlements, net	—
Transfers into Level 3, net	—
March 31, 2009	$1,837

Unrealized losses, net of tax, of $8.3 million, excluded from earnings for the quarter ended March 31, 2009 and reported as components of other comprehensive income, are related primarily to the difference in value of our available-for-sale securities (level 1 or 3) and our foreign exchange contracts (level 2) at the beginning and ending of the period. At March 31, 2009, our available for sale securities had $0.4 million aggregate unrealized gain and our foreign exchange contracts had an aggregate unrealized loss of $7.7 million. A $1.0 million loss was recorded in earnings and reported as foreign currency and other expense for the quarter ended March 31, 2009, which related to a loss on foreign currency contracts for which it was determined that the hedged transaction was no longer likely to occur.

7.  Accounting for Stock-Based Compensation

Effective November 2001, we adopted our 2001 Equity Participation Plan (the “Plan”). The Plan provides for the grant of stock options, awards of restricted stock, performance or other awards or stock appreciation rights to our directors, key employees and consultants. The maximum number of shares which may be awarded under the Plan is 3.6 million shares. Approximately 0.2 million shares remain available for future issuance as of March 31, 2009.

Under the terms of the Plan, options to purchase shares of our common stock are granted at a price set by the Compensation Committee of the Board of Directors (the “Compensation Committee”), not to be less than the par value of a share of common stock and if granted as performance-based compensation or as incentive stock options, not to be less than the fair market value of the stock on the date of grant. The Compensation Committee establishes the vesting period of the awards, which is generally set at 25 percent per year for four years. Options may be exercised any time after they vest for a period up to 10 years from the grant date. During the three months ended March 31, 2009, 45,748 stock options were granted to key employees. No stock options were granted to our Board of Directors or key employees for the three months ended March 31, 2008.

Under the terms of the Plan, restricted stock grants follow the same grant price parameters as options. The Compensation Committee also establishes the vesting period of the grants, which is generally set at 100 percent at the conclusion of one to four years. Our key employees who have been awarded stock grants and are full time employees are subject to a four year vesting period, while our Board of Directors who have been awarded stock grants are subject to a one year vesting period. During the three months ended March 31, 2009, 12,443 restricted stock grants were granted to key employees. No restricted stock grants were granted to our Board of Directors or key employees for the three months ended March 31, 2008.

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

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock price would benefit all shareholders commensurately. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience as of the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three months ended March 31, 2009. No stock options were granted during the three months ended March 31, 2008.
	Three months ended March 31, 2009
Expected dividend yield	2.84%
Expected stock price volatility	50.48%
Risk-free interest rate	2.07%
Expected life of options	4.63	Years
Estimated fair value per option granted	$2.48

The dividend yield is based on expected quarterly cash dividends paid to our shareowners. Expected stock price volatility is based on historical volatility of our stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Additionally, an annualized forfeiture rate of 8.61 percent is used as a best estimate of future forfeitures based on our historical forfeiture experience. Under the true-up provisions of Statement of Financial Accounting Standards ("SFAS 123(R)"), the stock-based compensation expense will be adjusted in later periods if the actual forfeiture rate is different from the estimate.

Total stock-based compensation expense recognized in the consolidated statement of operations for the quarter ended March 31, 2009 was $0.5 million before income taxes. Of the total stock-based compensation expense during the quarter, stock option expense was $0.2 million, restricted stock grant expense was $0.3 million, and the related total deferred tax benefit was $0.2 million.

The following table presents information about our common stock options and restricted grants as of March 31, 2009:

	Options and Grants Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Restricted Stock Grants
$0.00	217,878	2.47	N/A	N/A	N/A
Stock Options
3.47 - 6.93	666,978	2.58	5.63	666,978	5.63
6.94 - 10.39	350,392	8.04	9.02	109,594	9.54
10.40 - 13.86	31,225	3.90	11.73	31,225	11.73
13.87 - 17.32	323,927	7.25	16.86	185,553	16.77
17.33 - 20.79	12,824	9.11	18.41	—	—
20.80 - 24.25	48,000	6.10	21.09	32,750	21.09
24.26 - 27.72	205,058	6.93	27.11	131,096	27.04
27.73 - 31.18	12,609	6.85	29.20	6,679	29.33
31.19 - 34.65	12,659	8.09	34.65	3,163	34.65
Total Stock Options	1,663,672	5.43	$12.24	1,167,038	$10.98
Combined	1,881,550	5.08	$10.82	1,167,038	$10.98

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value of outstanding stock options and restricted stock was $3.5 million and of exercisable stock options and restricted stock was $1.7 million at March 31, 2009, before applicable income taxes, based on our $8.12 closing stock price at March 31, 2009. This intrinsic value would have been received by the optionees had all options been exercised on that date. As of March 31, 2009, total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock grants was approximately $3.9 million, which is expected to be recognized over approximately 3.9 years. During the quarter ended March 31, 2009, the total intrinsic value of stock options exercised was $9,000 and the total fair value of options which vested was $30,000.

Stock option and restricted stock transactions during the three months ended March 31, 2009 were as follows:

	Restricted	Weighted		Weighted
	Stock	Average Grant	Stock	Average
	Grants	Date Fair Value	Options	Exercise Price
Balance at December 31, 2008	205,585	$18.33	1,639,874	$12.34
Granted	12,443	7.04	45,748	7.04
Forfeited	(150)	9.19	(1,950)	22.60
Vested	—	—	N/A	N/A
Exercised	N/A	N/A	(20,000)	7.28
Balance March 31, 2009	217,878	$17.70	1,663,672	$12.24

8. Segment Information

Our operations are organized in two reporting segments, 1) Travel Programs and Other, which provides educational travel services to students, professionals, and athletes through multiple itineraries within five travel program types, and 2) BookRags, which provides online research capabilities through book summaries, critical essays, online study guides, biographies, and references to encyclopedia articles.

Our travel programs’ gross margin is comprised of gross receipts less direct program costs, including accommodation, transportation, speakers, facilitators, and event costs. BookRags’ gross margin is comprised of content and subscription and advertising revenues via www.bookrags.com, less commissions and amortization of intangible assets directly associated with sales.

Prior to May 15, 2008, we only had one segment. Segment information for the three months ended March 31, 2009 is as follows (in thousands):

	Travel Programs and Other	BookRags	Consolidated
Total revenue	$9,133	$873	$10,006
Gross margin	4,506	775	5,281
Depreciation and amortization	940	70	1,010
Operating income (loss)	(7,465)	505	(6,960)
Income tax benefit (provision)	2,320	(167)	2,153
Net income (loss)	(5,593)	339	(5,254)
Total additions to property, plant, and equipment	1,379	5	1,384
Total additions to goodwill and intangible assets	—	140	140
Intangible assets, excluding goodwill	—	2,474	2,474
Total assets	$160,189	$10,845	$171,034

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes to the carrying amount of goodwill and other investments during the three months ended March 31, 2009 were as follows (in thousands):

	Travel Programs and Other	BookRags	Consolidated
Goodwill at December 31, 2008	$70	$6,865	$6,935
Adjustments	—	(37)	(37)
Goodwill at March 31, 2009	70	6,828	6,898
Minority interest at December 31, 2008	118	—	118
Equity earnings on investments	—	—	—
Investments at March 31, 2009	118	—	118
Total goodwill and other investments	$188	$6,828	$7,016

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

9.  Recently Issued Accounting Pronouncements

In December 2007, the Financial Accointing Standards Board (" FASB") issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including, acquisition costs will generally be expensed as incurred, noncontrolling interests will be valued at fair value at the acquisition date, acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, or our first quarter of 2009.  The adoption of FAS 141R had no effect on our consolidated financial statements. Business acquisitions are not in our normal course of business and, as necessary, we will comply with this standard.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 requires certain disclosures relating to noncontrolling interests and clarifies that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity, reported as equity in the consolidated financial statements. Adoption of this statement would change the presentation of the statement of operations. The adoption of this new guidance on January 1, 2009 did not impact our consolidated financial statements due to the immaterial nature of our noncontrolling interests.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The statement also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and how the hedges affect the entity's financial position, financial performance, and cash flows. The adoption of this new guidance on January 1, 2009 has been incorporated into the notes to our consolidated financial statements.

In April 2008, the FASB issued Staff Position SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). FSP SFAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. It removes a provision under SFAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP SFAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. The adoption of this new guidance on January 1, 2009 did not impact our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). It also requires that all prior-period EPS data be adjusted retrospectively.The adoption of this new guidance on January 1, 2009 did not significantly impact our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), which amends SFAS 107, to require disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, or our second quarter 2009. Early adoption is permitted for interim periods ending after March 15, 2009, but only if the election is made to adopt FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, and FSP No. FAS 115-2 and FAS 124-2, Recognition of Other-Than-Temporary Investments, at the same time. We plan to adopt this guidance in the second quarter of 2009 and will add the necessary disclosures at that time.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in the U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments on equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, or our second quarter 2009. Early adoption is permitted for interim periods ending after March 15, 2009, but only if the election is made to adopt either FSP FAS 107-1 and APB 28-1, or FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Also, if FSP FAS 115-2 and FAS 124-2 is adopted early, then FSP No. FAS 157-4 should also be adopted early. We plan to adopt this guidance in the second quarter of 2009 and do not believe that it will have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability have significantly decreased and identifying circumstances indicating that a transaction is not an orderly one. FSP FAS 157-4 is effective for interim and fiscal periods ending after June 15, 2009, or our second quarter 2009. Early adoption is permitted for interim periods ending after March 15, 2009, but only if the election is made to adopt either FSP FAS 107-1 and APB 28-1 or FSP FAS 115-2 and FAS 124-2. Also, if FSP FAS 157-4 is adopted early, then FSP FAS 115-2 and FAS 124-2 should also be adopted early. We plan to adopt this guidance in the second quarter of 2009 and do not believe that it will have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies SFAS No. 141, Business Combinations (“SFAS 141”), to address application issues raised by preparers, auditors, and members of the legal professional on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, or our first quarter of 2009. The adoption of FSP FAS 141(R)-1 had no effect on our consolidated financial statements. Business acquisitions are not in our normal course of business and, as necessary, we will comply with this guidance.

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

Forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include factors affecting the travel and education industry generally, competition, dependence on key personnel and vendor relationships,  our ability to successfully integrate the operations of existing or acquired companies, and a variety of factors such as conflict in the Middle East, periods of international unrest, the outbreak of disease, changes in the direct-mail environment, protection of intellectual rights, unidentified taxation exposure, recession, weather conditions and concerns for passenger safety that could cause a decline in travel demand, as well as the risk factors, and other factors as may be identified from time to time in our Securities and Exchange Commission filings or in our press releases. For a more complete discussion of these risks, please refer to Item 1A Risk Factors disclosure in our Annual Report on Form 10-K filed on March 12, 2009 and those factors set forth under Part II, Item 1A Risk Factors set forth in this Quarterly Report on Form 10-Q. All forward-looking statements are expressly qualified in their entirety by these factors and all related cautionary statements. We do not undertake any obligation to update any forward-looking statements.

Executive Overview

We are a leading educational company that (1) organizes and promotes worldwide travel programs for students, athletes and professionals and (2) provides over 8 million pages of online research content. People to People Ambassador Programs provide worldwide travel programs for youth, student leaders and professionals. Youth travel programs provide opportunities for grade school, middle school and high school students to learn about the history, government, economy and culture of the foreign and domestic destinations they visit as well as for middle and high school athletes to participate in international sports challenges. Our student leader programs provide educational opportunities for middle school and high school students to learn leadership, government, college admissions and community involvement skills at domestic destinations. Our professional programs emphasize meetings and seminars between delegates and persons in similar professions abroad. Discovery Student Adventures provide adventure based travel packages for students, kindergarten through twelfth grade, to destinations outside of North America. The BookRag’s website, www.bookrags.com, is an educational website that attracts millions of users and advertisers each month. Students and teachers are able to “research anything” through over 8 million pages of content, including BookRags-created material, licensed material, user-generated content, and other third party content. This acquisition aligns with our mission of bridging cultural and political borders through education, is a thriving young business and is a complementary revenue stream to the seasonal nature of the student travel industry. Its key website metrics, including but not limited to, monthly page views, website visitors, and unique users, have had year on year double digit growth rates. This acquisition was made for the purpose of owning a business that attracts millions of similar customers and has experience and expertise in internet growth, yet we do not expect this business to perform at the level of our travel programs. We expect BookRags to continue to be profitable as it is still in the growth phase; however, we believe its revenues and earnings will be negatively impacted by the current economic conditions, but not to the extent of our educational travel business.

The key financial indicators that we use in managing our business and in evaluating our financial condition and operating performance are: program operating results, net operating income; deployable cash; free cash flow; net enrollments; various website metrics including monthly page views, website visitors, and unique users; financial ratios; and leverage as shown on our consolidated balance sheet. Deployable cash, free cash flow, and net enrollments are non-GAAP measurements we utilize and are defined and further described in the sections captioned “Key Performance non-GAAP Financial Indicators” below. The key macro-economic factors and non-financial indicators that affect our financial condition and operating performance are: military actions; terrorism; health concerns; economic stability; foreign currency fluctuations; and interest rates.

Because our operating results depend primarily on income from our travel programs, acquisition and retention costs influence our operating results. Additionally, the level of expenses required to promote and operate our programs will impact our operating results. The seasonality of our business is always a consideration. The majority of our travel programs occur in June and July of each year, complimented by the majority of content sales expected to occur during the school year, primarily September to June. We have historically earned more than 80 percent of our annual revenues in the second and third quarters, which we anticipate will continue for the foreseeable future. Historically these seasonal revenues have more than offset operating losses incurred during the rest of the year.

For 2009, our focus is targeted at the following: increase net enrollments, improve margin through effective program cost management, maximize utilization of cash, develop our websites, improve brand recognition, investigate growth opportunities, manage expenses, and increase efficiency through improved business processes and automation. We will continue to seek opportunities to improve our performance and add complementary revenue streams, such as the contract we signed with Discovery Education, Inc. during the first quarter of 2009. Please see “2009 Net Enrollments” below for further discussion on our 2009 outlook on delegate registrations.

Results of Operations

The following table sets forth the consolidated financial results and change in dollars and percentages for the periods indicated:

Comparison of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
Total revenue	$10,006	$7,880	$2,126	27%
Cost of goods sold	4,725	4,410	315	7%
Gross margin	5,281	3,470	1,811	52%
Selling and marketing	8,872	9,364	(492)	(5%)
General and administrative expenses	3,369	3,018	351	12%
Operating income	(6,960)	(8,912)	1,952	22%
Other income (expense)	(447)	903	(1,350)	(150%)
Income before tax	(7,407)	(8,009)	602	8%
Income tax benefit	2,153	2,535	(382)	(15%)
Net loss	$(5,254)	$(5,474)	$220	(4%)

During the quarter ended March 31, 2009, we traveled 3,492 delegates, an increase of 4 percent from 3,365 delegates during the comparable 2008 quarter. In the first quarter of 2009,  total revenue increased $2.1 million to $10.0 million from $7.9 million in the first quarter of 2008. Gross margin increased to $5.3 million in the first quarter of 2009 compared to $3.5 million in the first quarter in 2008. The increase in revenue and gross margin is primarily due to the addition of online content and advertising sales from BookRags which we acquired in May 2008 and an increase in the number of delegates traveling with us at lower costs per delegate compared to the first quarter of 2008. First quarter revenue and gross margin in 2009 include $0.9 million and $0.8 million, respectively, from BookRags.

Selling and marketing expenses were $8.9 million and $9.4 million during the first quarters of 2009 and 2008, respectively. The $0.5 million decrease was primarily due to a $0.4 million reduction in marketing activities for our current and future travel programs and a $0.1 million decline in personnel expenses because of the 16% reduction of employees in January of 2009. General and administrative expenses were $3.4 million and $3.0 million during the first quarters of 2009 and 2008, respectively. The $0.4 million increase was due to a $0.4 million increase in legal and professional fees and a $0.1 million increase in depreciation on new technology assets, which was offset by a $0.3 million decline in personnel expenses because of the 20% reduction of employees in January of 2009.

Other income consisted primarily of interest income generated by our cash, cash equivalents and available-for-sale securities and foreign currency losses. We realized interest and dividend income of $0.5 million in the quarter ended March 31, 2009, compared to $0.9 million in the quarter ended March 31, 2008. The decrease in interest and dividend income is due to lower interest rates on lower average cash and investment balances. In addition, we realized a $1.0 million foreign currency loss due to closing out our over-hedged foreign currency contracts for 2009. Management does not expect any further losses to be recognized in 2009 on foreign currency contracts currently held, although there can be no assurance in this regard.

The income tax benefit has been recorded based on a 33 percent estimated annual effective income tax rate, applied to the pre-tax income for the quarters ended March 31, 2009 and 2008. During the quarter ended March 31, 2009, an adjustment was recorded for uncertain tax positions reducing the overall rate to 29 percent. The difference from the statutory rate of 35 percent is primarily due to tax exempt interest income earned in the periods.

Results of Operations by Segment

With the acquisition of BookRags, Inc. on May 15, 2008, the Company changed from having one reporting segment to having two reporting segments, consisting of (1) Travel Programs and Other, which provides educational travel services to students, professionals and athletes through multiple itineraries within five travel program types, and (2) BookRags, an internet research site housing content sales and advertising revenue.

Our travel programs’ gross margin is comprised of gross receipts less direct program costs, including accommodation, transportation, speakers, facilitators, and event costs. BookRags’ gross margin is comprised of content, subscription, and advertising revenues via www.bookrags.com, less commissions and amortization of intangible assets directly associated with sales.

Segment results of operations for the quarter ended March 31, 2009 are as follows (in thousands):

	March 31, 2009
	Travel Programs & Other	BookRags	Total
Total revenue	$9,133	$873	$10,006
Cost of goods sold	4,627	98	4,725
Gross margin	4,506	775	5,281
Selling and marketing	8,663	209	8,872
General and administrative expenses	3,308	61	3,3 69
Operating income	(7,465)	505	(6,960)
Other income	(447)	—	(447)
Income before tax	(7,912)	505	(7,407)
Income tax benefit (provision)	2,320	(167)	2,153
Net income (loss)	$(5,593)	$339	$(5,254)

See ‘Results of Operations’ above for a discussion of year over year variances for Travel Programs and details regarding the portion that was contributed by BookRags. Since BookRags was acquired on May 15,  2008, no prior year amounts are available to compare to the current year.

Any intercompany sales or services provided that exist, which are rare, are eliminated. Intercompany expenses paid for by Ambassadors Programs on behalf of BookRags are recorded as intercompany receivables and payables and eliminated upon consolidation.

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

2009 Net Enrollments

Net enrollments consist of all individuals traveled year to date plus those actively enrolled for future travel. As of April 20, 2009, we had 35,500 net enrolled participants for our 2009 travel programs, compared to 45,674 net enrolled participants as of the same date last year for our 2008 travel programs.  The decrease in net enrollments for our 2009 programs, which we believe is primarily caused by current economic conditions, a decline in consumer confidence and an increase in the unemployment rate, will negatively impact 2009 earnings. We have taken, and will continue to take, measures to mitigate these negative impacts, such as but not limited to increased retention efforts toward 2009 travel, and continuing to implement our expense management plan, which included a reduction in workforce of approximately 17 percent in January of 2009. However, there can be no assurances that any of these measures will have any success, and if so, to what extent.

Deployable Cash

Deployable cash is a non-GAAP liquidity measure. Deployable cash is calculated as the sum of cash, cash equivalents, short-term available-for-sale securities and prepaid program costs and expenses less the sum of accounts payable, accrued expenses and other short-term liabilities (excluding deferred taxes), participant deposits and the current portion of long-term capital lease. We believe the deployable cash measurement is useful in understanding cash available to deploy for current and future business opportunities. See the ‘Liquidity’ section below for explanations of cash sources and uses.

Deployable Cash Reconciliation (in thousands)
	March 31,
	2009	2008

Cash, cash equivalents and short-term available-for-sale securities	$107,977	$115,567
Prepaid program cost and expenses	14,866	20,626
Less: Participants’ deposits	(95,968)	(103,913)
Less: Accounts payable/accruals/other liabilities	(5,376)	(5,146)
Deployable cash	$21,499	$27,134

Free Cash Flow

Free cash flow is a non-GAAP cash flow measure. Free cash flow is calculated as cash flow from operations less purchase of property, equipment and intangibles. Management believes this non-GAAP measure is useful to investors in understanding the cash generated within the current period for future use in operations. Free cash flow per share is calculated as free cash flow divided by weighted average shares outstanding at year end.

Free Cash Flow Reconciliation (in thousands except per share data)
	March 31,
	2009	2008
Cash flow from operations as reported	$36,296	$38,045
Purchase of property, equipment and intangibles	(1,524)	(1,781)
Free cash flow	$34,772	$36,264
Weighted average shares outstanding at quarter end	18,619	18,955
Free cash flow per share	$1.87	$1.91

 Liquidity and Capital Resources

Liquidity

At March 31, 2009, we had $108.0 million of cash, cash equivalents and short-term available-for-sale securities, including program participant funds of $96.0 million. At March 31, 2008, we had $115.6 million of cash, cash equivalents and short-term available-for-sale securities, including program participant funds of $103.9 million. Overall, cash, cash equivalents, short-term available-for-sale securities and participant deposits in 2009 are lower than 2008 due to the decrease in delegates traveling with us on 2009 programs compared to the delegates traveling with us on 2008 programs.

Net cash provided by operations for the three months ended March 31, 2009 and 2008 was $36.3 million and $38.0 million, respectively. The decreased cash flow from operations was primarily related to $9.4 million reduced participant deposits partially offset by $6.0 million less in prepaid program costs for future travel programs and a $1.0 million loss on foreign currency contracts.

Net cash provided by investing activities was $2.3 million for the three months ended March 31, 2009 and cash used in investing activities was $7.3 million for the three months ended March 31, 2008. The increase was primarily related to $9.3 million cash provided by the sale of available-for-sale securities and a $0.4 million decrease in purchases of property and equipment from 2008.

Net cash used in financing activities for the three months ended March 31, 2009 and 2008 was $1.4 million and $6.0 million, respectively. The net change in financing activities is primarily related to the change in stock repurchases and dividends payments. We repurchased $0.4 million of our Common Stock or approximately 57,000 shares during the first quearter of 2009 in comparison to $3.8 million of stock repurchases or approximately 221,000 shares during the first quarter of 2008. During the first quarters of 2009 and 2008, we paid $1.1 million and $2.2 million, respectively, in cash dividends to our shareholders.

Capital Resources

Our business is not capital intensive. However, we do retain funds for operating purposes in order to conduct sales and marketing efforts for future programs.

During the first quarter of 2009, we had an unused line of credit in the amount of $20.0 million. The line of credit covenants include deployable cash greater than zero, tangible net worth greater than $40.0 million and net income after taxes for the current and previous three quarters of greater than $4.0 million. At March 31, 2009, we were in compliance with all covenants. Additionally, we have no plans to draw any of these funds in the immediate future.

We continue to consider acquisitions of educational, travel and youth businesses that may require the use of cash and cash equivalents. No such acquisitions are currently pending and no assurance can be given that definitive agreements for any such acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to us.

We do not have any material capital expenditure commitments for 2009, not already presented within our March 31, 2009 financial statements. We believe that existing cash and cash equivalents and cash flows from operations will be sufficient to fund our anticipated operating needs and capital expenditures through 2009. For a more complete discussion of these and other contractual factors, please refer to our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed on March 12, 2009.

Market Risk

Interest Rate Risk

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

We evaluate investment securities for other-than-temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, the securities will be written down to current market value, resulting in a loss recorded in the statement of operations. There were no investment securities that management identified to be other-than-temporarily impaired during the quarter ended March 31, 2009 because any decline in fair value was attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold these investments until a recovery in market price occurs, or until maturity. Realized losses could occur in future periods due to a change in our intent to hold the investments to maturity, a change in our assessment of credit risk, or a change in regulatory or accounting requirements. Significant increases or decreases in the aggregate fair value of our available for-sale securities may affect our liquidity and capital resources, although we believe the credit ratings of investments held substantiate this risk as low.

On March 31, 2009 and December 31, 2008, we held $65.6 million and $69.5 million, respectively, of short-term and long-term available-for-sale securities, consisting primarily of municipal bonds, variable rate demand notes (“VRDN”), and auction rate securities (“ARS”). Of the total balance, $63.8 million and $67.4 million at March 31, 2009 and December 31, 2008, respectively, were in high-quality, tax-exempt municipal obligations. The remaining $1.8 million and $2.1 million were in high quality ARS. The credit markets are experiencing significant uncertainty, and some of this uncertainty has impacted and may continue to impact the markets where our auction rate securities would be offered. During the first quarter of 2009, two of three ARS that originally failed to be re-offered in 2008, representing principal of $1.6 million, were unsuccessfully re-offered at the current auction. The third ARS that originally failed to be re-offered in 2008, representing principal of $0.5 million, is expected to go to auction in the second quarter of 2009. Due to the longer term nature of the next auctions and the continued uncertainty in the financial markets, these ARS values have been classified as long-term assets.

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

Foreign Currency Exchange Rate Risk

The majority of our travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. Our processes include a program to provide a hedge against certain of these foreign currency risks, and we use forward contracts that allow us to acquire the foreign currency at a fixed price for a specified period of time. All of the derivatives are cash flow hedges and the majority of the contracts qualify for cash flow hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We consider our policies associated with cash and investments, valuation of goodwill and intangible assets, income taxes, foreign currency, revenue recognition, stock-based compensation and contingencies and litigation to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to our critical accounting policies and methodologies as discussed in our Annual Report on Form 10-K filed March 12, 2009.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change to market risk as discussed in Market Risk, as part of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K filed March 12, 2009.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of March 31, 2009, the end of the period covered by this report, our chief executive officer and chief financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the  Exchange Act is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

 (b) Changes in internal control over financial reporting

In the three months ended March 31, 2009, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

On January 28, 2008, Allen Hill and Sheryl Hill brought an action against us in the Fourth Judicial District of the District Court for the County of Hennepin, State of Minnesota, entitled Allen Hill and Sheryl Hill, et al. v. Ambassadors Group, et al.. The complaint alleges damages for alleged wrongful death of a minor, breach of contract, invasion of privacy, violation of certain enumerated Minnesota statutes, fraud, consumer fraud and false statement in advertisement in connection with the death of a minor resulting from complications from diabetes while participating in one of our student programs during the summer of 2007. We tendered our defense and indemnity under applicable insurance coverage, and defense counsel in Minneapolis, Minnesota was assigned to represent us. Defense counsel filed an answer on our behalf, denying any liability and raising various appropriate affirmative defenses. Extensive discovery has been conducted, including numerous depositions, and the deadline for such discovery has passed.  Expert witnesses have been designated and may be deposed.  Both sides filed motions for summary judgment on various issues and the plaintiffs filed an application to amend their complaint to add a claim for punitive damages.  A hearing was held on all such matters on April 23, 2009 at the conclusion of which the court took all matters under submission without indicating when rulings would be made. A jury trial has been scheduled in Minneapolis commencing on July 13, 2009. We intend to continue to vigorously defend this lawsuit and any alleged claim for punitive damages, should the Court grant the plaintiffs’ application to amend their complaint. We believe that the likelihood that our Company will ultimately incur a loss in connection with this litigation is reasonably possible rather than probable. We cannot estimate the possible loss to our Company, if any. We have not accrued any loss related to this litigation. The actual cost to resolve this case will depend upon many factors such as the outcome of mediation, pre-trial motions, trial and any appeals. However, we believe any loss incurred will not have a material adverse effect on our business, financial condition, cash flows or results of operations.

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

Item 1A. Risk Factors

As of the date of this report, there have been no significant changes to our risk factors, as discussed in Item 1A, Risk Factors, contained in our Annual Report on Form 10-K filed on March 12, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between May 2004 and November 2008, our Board of Directors authorized the repurchase of up to $55.0 million of our Common Stock in the open market or through private transactions. During the quarter ended March 31, 2009, we repurchased 56,772 shares of our Common Stock for $0.4 million. Since inception through March 31, 2009, we have repurchased approximately 1,886,000 shares of our Common Stock, adjusted to reflect the effect of our two-for-one stock split of our Common Stock, for an approximate total of $35.7 million. As of March 31, 2009, approximately $19.3 million remained available for repurchase under the plan.

The following is a summary of issuer purchases of equity securities during the quarter ended March 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2009	—	$—	—	$19,707,787
February 1 – February 28, 2009	—	—	—	19,707,787
March 1 – March 31, 2009	56,772	7.22	56,772	19,297,975
Total	56,772	$7.22	56,772	$19,297,975

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

AMBASSADORS GROUP, INC.

Date: May 8, 2009	By:	/s/ CHADWICK J. BYRD
Chadwick J. Byrd
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002