Form 10-Q
period 2009-06-30
AMBASSADORS GROUP INC
filed 2009-08-06
CIK 1162315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of July 17, 2009 was 18,823,970.

AMBASSADORS GROUP, INC.
FORM 10-Q QUARTERLY REPORT

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMBASSADORS GROUP, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
June 30, 2009 and December 31, 2008
(in thousands, except share and per share data)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$22,176	$6,989
Available-for-sale securities	87,309	67,436
Prepaid program costs and expenses	39,843	4,160
Accounts receivable	1,610	1,966
Deferred tax asset	431	2,780
Total current assets	151,369	83,331
Property, plant and equipment, net	29,007	29,148
Available-for-sale securities	1,362	2,100
Deferred tax asset	320	241
Intangibles	2,570	2,404
Goodwill and other long-term assets	7,029	7,053
Total assets	$191,657	$124,277
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$22,239	$4,342
Foreign currency exchange contracts	1,505	6,641
Participants’ deposits	83,531	44,166
Other liabilities	128	131
Total current liabilities	107,403	55,280
Foreign currency exchange contracts	—	1,764

Total liabilities	107,403	57,044
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 18,824,526 and 18,822,563 shares issued and outstanding, respectively	187	186
Additional paid-in capital	876	6
Retained earnings	83,342	71,705
Accumulated other comprehensive loss	(151	(4,664)
Total stockholders’ equity	84,254	67,233
Total liabilities and stockholders’ equity	$191,657	$124,277

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three and six months ended June 30, 2009 and 2008
(in thousands, except per-share amounts)

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
Net revenue, non-directly delivered programs	$35,255	$33,115	$34,826	$32,917
Gross revenue, directly delivered programs	19,239	16,733	10,535	9,051
Gross revenue, internet content and advertising	1,688	318	815	318
Total revenue	56,182	50,166	46,176	42,286
Cost of sales, directly delivered programs	10,420	9,972	5,793	5,562
Cost of sales, internet content and advertising	189	7	91	7
Gross margin	45,573	40,187	40,292	36,717
Operating expenses:
Selling and marketing	18,130	18,269	9,258	8,875
General and administrative	6,672	6,156	3,303	3,168
	24,802	24,425	12,561	12,043
Operating income	20,771	15,762	27,731	24,674
Other income (expense):
Interest and dividend income	1,088	1,808	574	905
Foreign currency and other expense	(961)	—	—	—
	127	1,808	574	905
Income before income taxes	20,898	17,570	28,305	25,579
Income tax provision	6,973	5,860	9,126	8,395
Net income	$13,925	$11,710	$19,179	$17,184
Net income per share — basic	$0.73	$0.60	$1.01	$0.89
Weighted-average common shares outstanding – basic	19,056	19,367	19,040	19,321
Net income per share —diluted	$0.72	$0.59	$0.99	$0.87
Weighted-average common shares outstanding –diluted	19,315	19,800	19,341	19,753

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the three and six months ended June 30, 2009 and 2008
(in thousands)

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
Net income	$13,925	$11,710	$19,179	$17,184
Unrealized gain (loss) on foreign currency exchange contracts, net of income tax (benefit) provision of $(2,516), $60, $(2,534) and $1,275	4,671	(109)	4,700	(2,365)
Unrealized (loss) gain on available-for-sale securities, net of income tax provision (benefit) of $84, $(11), $54 and $82	(158)	19	(101)	(154)
Comprehensive income	$18,438	$11,620	$23,778	$14,665

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended June 30, 2009 and 2008
(in thousands)

	2009	2008
Cash flows from operating activities:
Net income	$13,925	$11,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,108	1,609
Deferred income tax benefit	(162)	(56)
Stock-based compensation	941	1,055
Excess tax benefit from stock-based compensation	(19)	(30)
Gain on sale of assets	(1)	(31)
Loss on foreign currency contracts	676	—
Change in assets and liabilities:
Accounts receivable and other current assets	356	299
Prepaid program costs and expenses	(35,683)	(51,202)
Accounts payable, accrued expenses, and other current liabilities	18,271	17,408
Participants’ deposits	39,365	57,887
Net cash provided by operating activities	39,777	38,649
Cash flows from investing activities:
Net change in available-for-sale securities	(19,377)	(15,682)
Net purchase of property, plant and equipment	(2,521)	(2,133)
Net purchase of intangibles	(311)	(43)
Net additions to goodwill	(13)	—
Net cash paid for acquisition	—	(8,736)
Net cash used in investing activities	(22,222)	(26,594)
Cash flows from financing activities:
Dividend payment to shareholders	(2,288)	(4,422)
Repurchase of common stock	(409)	(6,463)
Proceeds from exercise of stock options	321	107
Excess tax benefit from stock-based compensation	19	30
Capital lease payments and other	(11)	(99)
Net cash used in financing activities	(2,368)	(10,847)
Net increase in cash and cash equivalents	15,187	1,208
Cash and cash equivalents, beginning of period	6,989	17,281
Cash and cash equivalents, end of period	$22,176	$18,489

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

Our operations are organized in two reporting segments, 1) Travel Programs and Other, which provide educational travel services to students, professionals, and athletes through multiple itineraries within five travel program types, and 2) BookRags, which provides online research capabilities through book summaries, critical essays, online study guides, biographies, and references to encyclopedia articles.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The balance sheet at December 31, 2008, has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Certain reclassifications from 2008 amounts have been made to conform to the three and six months ended June 30, 2009 financial statement presentation with no effect on previously reported net income, retained earnings, or cash flow from operations.

3. Net Income Per Share
We compute earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, (“SFAS 128”). On January 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) Staff Position on Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which clarified that unvested share-based payment awards that contain nonforfeitable rights to receive dividends or divided equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). Participating securities under this statement include our unvested employee restricted stock awards with time-based vesting, which receive nonforfeitable dividend payments. FSP EITF 03-6-1 also requires that all prior period EPS data be adjusted retrospectively.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following information presents a reconciliation of basic and diluted EPS computations and the number of dilutive securities (stock options) that were not included in the dilutive EPS calculation because they were anti-dilutive (in thousands, except per-share amounts):

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
Numerator:
Net income	$13,925	$11,710	$19,179	$17,184

Denominator:
Weighted-average shares outstanding	18,603	18,909	18,587	18,863
Effect of unvested restricted stock awards considered participating securities	453	458	453	458
Weighted-average shares outstanding – basic	19,056	19,367	19,040	19,321
Effect of dilutive common stock options	259	433	301	432
Weighted average shares outstanding – diluted	19,315	19,800	19,341	19,753

Earnings per share – basic and diluted:
Net income per share – basic	$0.73	$0.60	$1.01	$0.89

Net income per share – diluted	$0.72	$0.59	$0.99	$0.87

For the three months ended June 30, 2009 and 2008, respectively, the effects of approximately 625,400 and 290,000 stock options have been excluded from the calculation of diluted EPS because their effect would be anti-dilutive. For the six months ended June 30, 2009 and 2008, respectively, the effects of approximately 645,200 and 286,100 have been excluded from the calculation of diluted EPS because their effect would be anti-dilutive.

4. Derivative Financial Instruments

The majority of our travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. Our processes include a program to provide a hedge against certain of these foreign currency risks, and we use forward contracts that allow us to acquire the foreign currency at a fixed price for a specified point in time. All of the derivatives are cash flow hedges and at June 30, 2009 the majority of the contracts qualified for cash flow hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).

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

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At June 30, 2009, the following forward contracts were outstanding (in thousands):

	Notional Amount	Matures
Forward contracts:
Australian dollar	9,600	July 2009 – May 2010
British pound	2,800	July 2009 – June 2010
Euro	16,482	July 2009 – June 2010
Japanese yen	300,000	July 2009 – April 2010
New Zealand dollar	765	July 2009 – June 2010
Forward contracts with variable option:
Australian dollar	7,000	April 2010
British pound	5,400	July 2009 – May 2010
Euro	13,000	April 2010 – June 2010
New Zealand dollar	1,400	April 2010 – May 2010

The fair values of derivatives are as follows:

	June 30, 2009
	Derivates designated as hedging instruments		Derivatives not designated as hedging instruments		Total(Net)
	Assets	Liabilities	Assets	Liabilities	Liabilities
Forward contracts	$353	$585	$—	$1,047	$1,279
Forward contracts with variable option	580	806	—	—	226
Total	$933	$1,391	$—	$1,047	$1,505

The net liability derivative is reported in the balance sheet as “foreign currency exchange contracts”.

Following is an analysis of the changes in the net gain or loss on cash flow hedges included in accumulated other comprehensive loss:

June 30,
2009
Balance, January 1, 2009	$(4,970)
Net gain/(loss) for the period	6,684
Effective portion gain/(loss) transferred to earnings	(2,013)
Ineffective portion gain/(loss) transferred to earnings	—
Balance, June 30, 2009	$(299)

Unrealized losses on forward contracts recorded in accumulated other comprehensive income at June 30, 2009, which are expected to be reclassified to net revenue during the next twelve months is approximately $0.3 million. A $1.0 million loss was recorded in the statement of operations as foreign currency and other expense for the six months ended June 30, 2009 associated with derivatives that are not designated as hedging instruments. Below are more details on derivatives not designated as hedging instruments.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the three and six months ended June 30, 2009, the amount of gains or losses recognized in the income statement for derivatives designated as hedging instruments under SFAS 133 (and their locations) are as follows:

		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
Derivative designated as hedging instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Three months ended June 30, 2009	Six months ended June 30, 2009
Forward contracts	Net revenue, non-directly delivered programs	$(1,554)	$(1,554)
Forward contracts with variable options	Net revenue, non-directly delivered programs	(459)	(459)
Total		$(2,013)	$(2,013)

For the three and six months ended June 30, 2009, the amount of gains or losses recognized in the income statement for derivatives not designated as hedging instruments under SFAS 133 (and their locations) are as follows:

		Amount of Gain or (Loss)
Derivative not designated as hedging instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Three months ended June 30, 2009	Six months ended June 30, 2009
Forward contracts	Foreign currency and other expense	$—	$(631)
Forward contracts with variable options	Foreign currency and other expense	—	(331)
Total		$—	$(962)

We do not typically enter into derivatives that are not designated as hedging instruments. Our policy is to be 80 to 100 percent hedged for our forecasted cash flow for the following year. At December 31, 2008, we were approximately 20 percent over-hedged, primarily in euro, British pound, and Australian dollar on foreign currency contracts purchased in the spring and summer of 2008 for 2009 travel expenditures. The over-hedged position was due to the decline in net enrollments for 2009 travel programs combined with lower than expected program costs and the strengthening of the U.S. dollar at the end of 2008 in comparison to foreign currency contracted rates. Certain forward contracts remain at June 30, 2009 which do not qualify as hedge accounting to provide a stop loss on losses incurred for the over-hedged position. Management does not expect any further losses to be recognized in 2009 on foreign currency contracts currently held, although there can be no assurance in this regard.

5.  Available-for-Sale Securities

At June 30, 2009 and December 31, 2008, the cost and estimated fair values of our available-for-sale securities in state and municipal securities and corporate obligations were as follows (in thousands).

	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value/ Carrying Value
June 30, 2009	$88,899	$—	$228	$88,671
December 31, 2008	$69,063	$473	$—	$69,536

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At June 30, 2009, the amortized cost and fair value of the available-for-sale securities, by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
Auction rate securities (ARS)	$1,600	$1,362
One year or less	8,687	8,640
After one year through three years	78,612	78,669
	$88,899	$88,671

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

On June 30, 2009 and December 31, 2008, we held $88.7 million and $69.5 million, respectively, of short-term and long-term available-for-sale securities, consisting primarily of municipal bonds and auction rate securities (“ARS”). Of the total balance, $87.3 million and $67.4 million at June 30, 2009 and December 31, 2008, respectively, were in high-quality, tax-exempt municipal obligations. The remaining $1.4 million and $2.1 million were in ARS.

The credit markets are experiencing significant uncertainty, and some of this uncertainty has impacted and may continue to impact the markets where our ARS would be offered. Two of three ARS, representing principal of $1.6 million, were unsuccessfully re-offered at auction in 2008 and in the first quarter of 2009. The third ARS, representing principal of $0.5 million, failed to be re-offered in 2008, but was successfully re-offered during the second quarter of 2009. Due to the longer term nature of the next auctions for the two remaining ARS and the continued uncertainty in the financial markets, these ARS values have been classified as long-term assets. We will reassess the liquidity in future reporting periods based on several factors, including the success or failure of future auctions, possible failure of the investment to be redeemed, deterioration of the credit rating of the investment, market risk and other factors. Additionally, we have determined that there is no other-than-temporary impairment on these investments at the reporting dates because we do not intend and are not required to sell these securities before we have recovered the  amortized cost basis.

6.  Fair Value Measurement of Assets and Liabilities

The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”) and SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of June 30, 2009 and December 31, 2008 (in thousands):

	Balance as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets and liabilities:
Cash equivalents:
Municipal securities	$18,846	$18,846	$—	$—
Available-for-sale securities:
Auction rate securities	1,362	—	—	1,362
Municipal securities	87,309	87,309	—	—
	107,517	106,155	—	1,362
Foreign currency exchange contracts	(1,505)	—	(1,505)	—
Total financial assets and liabilities, net	$106,012	$106,155	$(1,505)	$1,362

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Balance as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets and liabilities:
Cash equivalents:
Municipal securities	$5,611	$5,611	$—	$—
Available-for-sale securities:
Auction rate securities	2,100	—	—	2,100
Municipal securities	67,436	67,436	—	—
	75,147	73,047	—	2,100
Foreign currency exchange contracts	(8,405)	—	(8,405)	—
Total financial assets and liabilities, net	$66,742	$73,047	$(8,405)	$2,100

Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. Our foreign currency exchange contracts are valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curve, option volatility and currency rates. Level 3 instrument valuations are obtained from a pricing model that takes into account the following inputs: average life of the underlying collateral, rate of return, and the spread used for similar issuances. Our Level 3 assets include auction rate securities.

We adopted SFAS 157 for nonfinancial assets and liabilities measured on a nonrecurring basis in the first quarter of 2009 and such adoption did not impact the interim consolidated financial statements.

The table below presents a reconciliation for the six months ended June 30, 2009, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:
Auction Rate Securities

December 31, 2008	$2,100
Total realized / unrealized gains (losses):
Included in earnings	—
Included in other comprehensive income	(238)
Purchases, issuances, and settlements, net	(500)
Transfers into Level 3, net	—
June 30, 2009	$1,362

7.  Accounting for Stock-Based Compensation

In May 2009, our shareholders approved our 2009 Equity Participation Plan (the “2009 Plan”). The 2009 Plan replaces our 2001 Equity Participation Plan (the “Prior Plan”). Under the 2009 Plan, we may grant stock-based incentive compensation awards to eligible employees (including officers), non-employee directors and consultants in the form of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, restricted stock units awards, stock appreciation rights, tandem stock appreciation rights, unrestricted stock awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant. The maximum aggregate number of shares of Common Stock of the Company, par value $0.01 (“Common Stock”) which may be issued under the 2009 Plan is 1,200,000 shares, plus any shares of Common Stock which as of May 7, 2009 were available for issuance under the Prior Plan, which total 204,458 shares.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Under the terms of the 2009 Plan, options to purchase shares of our Common Stock are granted at a price set by the Compensation Committee of the Board of Directors (the “Compensation Committee”), not to be less than the par value of a share of Common Stock, and if granted as performance-based compensation or as incentive stock options, not to be less than the fair market value of the stock on the date of grant. The Compensation Committee establishes the vesting period of the awards, which is generally set at 25 percent per year for four years. Options may be exercised any time after they vest for a period up to 10 years from the grant date. During the six months ended June 30, 2009 and 2008, respectively, approximately 62,200 and 12,800 stock options were granted to members of the Board of Directors and key employees.

Under the terms of the 2009 Plan, restricted stock awards are granted at a price set by the Compensation Committee on the same terms as options. The Compensation Committee also establishes the vesting period of the awards, which is generally set at 100 percent at the conclusion of one to four years. Our key employees who have been awarded stock and are full time employees are subject to a four year vesting period, while our Board of Directors who have been awarded stock are subject to a one year vesting period. During the six months ended June 30, 2009 and 2008, approximately 17,900 and 4,800 restricted stock awards were granted to members of the Board of Directors and key employees.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three and six months ended June 30, 2009 and 2008.

	Six months ended June 30, 2009		Six months ended June 30, 2008		Three months ended June 30, 2009		Three months ended June 30, 2008
Expected dividend yield	2.51%		1.72%		1.94%		1.72%
Expected stock price volatility	51.84%		44.37%		54.17%		44.37%
Risk-free interest rate	2.10%		2.99%		2.15%		2.99%
Expected life of options	6.25	Years	4.36	Years	9.05	Years	4.36	Years
Estimated fair value per option granted	$3.75		$6.40		$5.94		$6.40

The dividend yield is based on expected quarterly cash dividends paid to our shareholders. Expected stock price volatility is based on historical volatility of our stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Additionally, an annualized forfeiture rate of 8.52 percent is used as a best estimate of future forfeitures based on our historical forfeiture experience. Under the true-up provisions of SFAS No. 123(R), Stock Based Compensation (“SFAS 123(R)”), the stock-based compensation expense will be adjusted in later periods if the actual forfeiture rate is different from the estimate.

Total stock-based compensation expense recognized in the consolidated statement of operations for the quarter ended June 30, 2009 was $0.5 million before income taxes. Of the total stock-based compensation expense during the quarter, stock option expense was $0.2 million, restricted stock award expense was $0.3 million, and the related total deferred tax benefit was $0.2 million. Total stock-based compensation expense recognized in the consolidated statement of operations for the six months ended June 30, 2009 was $0.9 million before income taxes. Of the total stock-based compensation expense during 2009 year to date, stock option expense was $0.4 million, restricted stock award expense was $0.5 million, and the related total deferred tax benefit was $0.3 million.

The following table presents information about our Common Stock options and restricted awards as of June 30, 2009:

	Options and Awards Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Restricted Stock Awards
$0.00	218,557	2.14	N/A	N/A	N/A
Stock Options
$3.47 - 6.93	653,968	2.33	$5.62	653,968	$5.62
6.94 - 10.39	344,034	7.68	9.05	109,594	9.54
10.40 - 13.86	46,073	6.58	11.23	23,225	11.59
13.87 - 17.32	323,927	7.00	16.86	190,185	16.75
17.33 - 20.79	12,824	8.86	18.41	3,206	18.41
20.80 - 24.25	48,000	5.86	21.09	32,750	21.09
24.26 - 27.72	205,058	6.69	27.11	131,096	27.04
27.73 - 31.18	12,609	6.62	29.20	8,394	29.04
31.19 - 34.65	12,659	7.84	34.65	6,326	34.65
Total Stock Options	1,659,152	5.23	$12.29	1,158,744	$11.16
Combined	1,877,709	4.87	$10.86	1,158,744	$11.16

The aggregate intrinsic value of outstanding stock options and restricted stock was $10.1 million and exercisable stock options and restricted stock was $5.9 million at June 30, 2009, before applicable income taxes, based on our $13.77 closing stock price at June 30, 2009. This intrinsic value would have been received by the optionees had all restricted stock been vested and all stock options been exercised on that date. As of June 30, 2009, total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock awards was approximately $3.7 million, which is expected to be recognized over approximately 4.85 years. During the quarter ended June 30, 2009, the total intrinsic value of stock options exercised was $0.1 million and the total fair value of options which vested was $0.1 million. During the six months ended June 30, 2009, the total intrinsic value of stock options exercised was $0.1 million and the total fair value of options which vested was $0.2 million. During the quarter ended and six months ended June 30, 2009, the total fair value of restricted stock awards which vested was $0.1 million.

Stock option and restricted stock transactions during the six months ended June 30, 2009 were as follows:

	Restricted Stock Awarded	Weighted Average Grant Date Fair Value	Stock Options	Weighted Average Exercise Price
Balance at December 31, 2008	205,585	$18.33	1,639,874	$12.34
Granted	17,875	8.76	62,238	8.45
Forfeited	(150)	9.19	(1,950)	22.60
Vested	(4,753)	18.41	N/A	N/A
Exercised	N/A	N/A	(41,010)	7.75
Balance June 30, 2009	218,557	$17.56	1,659,152	$12.29

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Segment Information

Our operations are organized in two reporting segments, 1) Travel Programs and Other, which provide educational travel services to students, professionals, and athletes through multiple itineraries within five travel program types, and 2) BookRags, which provides online research capabilities through book summaries, critical essays, online study guides, biographies, and references to encyclopedia articles.

Our travel programs’ gross margin is comprised of gross receipts less direct program costs, including accommodation, transportation, speakers, facilitators, and event costs. BookRags’ gross margin is comprised of content and subscription and advertising revenues via www.bookrags.com, less commissions and amortization of intangible assets directly associated with sales.

Prior to the acquisition of BookRags on May 15, 2008, we only had one segment. Segment information for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three months ended June 30, 2009			Three months ended June 30, 2008
	Travel Programs and Other	Book Rags	Consolidated	Travel Programs and Other	Book Rags	Consolidated
Total revenue	$45,361	$815	$46,176	$41,968	$318	$42,286
Gross margin	39,568	724	40,292	36,406	311	36,717
Depreciation and amortization	1,023	75	1,098	767	33	800
Operating income	27,240	491	27,731	24,480	194	24,674
Income tax provision	8,959	167	9,126	8,329	66	8,395
Net income	$18,855	$324	$19,179	$17,051	$133	$17,184

	Six months ended June 30, 2009			Six months ended June 30, 2008
	Travel Programs and Other	Book Rags	Consolidated	Travel Programs and Other	Book Rags	Consolidated
Total revenue	$54,494	$1,688	$56,182	$49,848	$318	$50,166
Gross margin	44,074	1,499	45,573	39,876	311	40,187
Depreciation and amortization	1,963	145	2,108	1,576	33	1,609
Operating income	19,775	996	20,771	15,568	194	15,762
Income tax provision	6,639	334	6,973	5,794	66	5,860
Net income	13,262	663	13,925	11,577	133	11,710
Total additions to property, plant, and equipment	2,540	—	2,540	2,183	—	2,183
Total additions to goodwill and intangible assets	—	324	324	—	8,643	8,643
Intangible assets, excluding goodwill	—	2,570	2,570	—	2,365	2,365
Total assets	$180,515	$11,142	$191,657	$189,274	$9,023	$198,297

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changes to the carrying amount of goodwill and other investments during the six months ended June 30, 2009 were as follows (in thousands):
	Travel Programs and Other	BookRags	Consolidated
Goodwill at December 31, 2008	$70	$6,865	$6,935
Adjustments	—	(24)	(24)
Goodwill at June 30, 2009	70	6,841	6,911

Minority interest at December 31, 2008	118	—	118
Equity earnings on investments	—	—	—
Investments at June 30, 2009	118	—	118
Total goodwill and other investments	$188	$6,841	$7,029

Any intercompany sales or services provided that exist, which are rare, are eliminated. Intercompany expenses paid for by Ambassador Programs (Travel Programs and Other) on behalf of BookRags are recorded as intercompany receivables and payables and eliminated upon consolidation. On October 1, 2008, an operating agreement was entered into by Ambassador Programs and BookRags. The operating agreement outlines the agreed upon charges for services provided by Ambassador Programs to BookRags for accounting, human resources, and technology support. In addition, it defines the terms in which the two companies can perform lead generation for marketing purposes.

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

In March, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The statement also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for under SFAS 133; and how the hedges affect the entity's financial position, financial performance, and cash flows. The adoption of this new guidance on January 1, 2009 has been incorporated into the notes to our consolidated financial statements.

In April 2008, the FASB issued FSP No. SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP SFAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. It removes a provision under SFAS 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP SFAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. The adoption of this new guidance on January 1, 2009 did not impact our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1. FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents are  participating securities, and thus, should be included in the two-class method of computing EPS. It also requires that all prior-period EPS data be adjusted retrospectively. We adopted  FSP EITF 03-6-1 on January 1, 2009. See Note 3 to the consolidated financial statements for further discussion of this adoption.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS 107-1 and APB 28-1”), which amends SFAS 107, to require disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP SFAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, or our second quarter of 2009. Early adoption is permitted for interim periods ending after March 15, 2009, but only if the election is made to adopt FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, and FSP No. SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Investments, at the same time. The adoption of this new guidance on April 1, 2009 has been incorporated into the notes to our consolidated financial statements.

In April 2009, the FASB issued FSP No. SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS 115-2 and SFAS 124-2”). FSP SFAS 115-2 and SFAS 124-2 amends the other-than-temporary impairment guidance in the U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP SFAS 115-2 and SFAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, or our second quarter of 2009. Early adoption is permitted for interim periods ending after March 15, 2009, but only if the election is made to adopt either FSP SFAS 107-1 and APB 28-1, or FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Also, if FSP SFAS 115-2 and SFAS 124-2 is adopted early, then FSP No. FAS 157-4 should also be adopted early. The adoption of this new guidance on April 1, 2009 has been incorporated into the notes to our consolidated financial statements.

In April 2009, the FASB issued FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS 157-4”). FSP SFAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability have significantly decreased and identifying circumstances indicating that a transaction is not an orderly one. FSP SFAS 157-4 is effective for interim and fiscal periods ending after June 15, 2009, or our second quarter of 2009. Early adoption is permitted for interim periods ending after March 15, 2009, but only if the election is made to adopt either FSP SFAS 107-1 and APB 28-1 or FSP SFAS 115-2 and SFAS 124-2. Also, if FSP SFAS 157-4 is adopted early, then FSP SFAS 115-2 and SFAS 124-2 should also be adopted early. The adoption of this new guidance on April 1, 2009 did not impact our consolidated financial statements.

In April 2009, the FASB issued FSP No. SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP SFAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), to address application issues raised by preparers, auditors, and members of the legal professional on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP SFAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, or our first quarter of 2009. The adoption of FSP SFAS 141(R)-1 had no effect on our consolidated financial statements. Business combinations are not in our normal course of business and, as necessary, we will comply with this guidance.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement is effective for interim and annual periods ending after June 15, 2009, or our second quarter of 2009. The adoption of this new guidance on April 1, 2009 has been incorporated into the notes to our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 186”). SFAS 168 establishes the FASB Accounting Standards Codification  (“Codification”) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all existing non-SEC accounting and reporting standards upon its effective date. SFAS 168 also replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles given that once in effect, the Codification will carry the same level of authority. SFAS 168 is effective for interim and annual periods ending after September 15, 2009, or our third quarter of 2009. The Codification is not expected to have a significant impact on our consolidated financial statements.

10.  Subsequent Events

We evaluated subsequent events through August 6, 2009, which is the date that our financial statements were issued. See Part II, Item 1. Legal Proceedings, for a description of subsequent events.

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

Forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include factors affecting the travel and education industry generally, competition, dependence on key personnel and vendor relationships,  our ability to successfully integrate the operations of existing or acquired companies, and a variety of factors such as conflict in the Middle East, periods of international unrest, the outbreak of disease, changes in the direct-mail environment, protection of intellectual rights, unidentified taxation exposure, recession, weather conditions and concerns for passenger safety that could cause a decline in travel demand, as well as the risk factors, and other factors as may be identified from time to time in our SEC filings or in our press releases. For a more complete discussion of these risks, please refer to Item 1A Risk Factors disclosure in our Annual Report on Form 10-K filed on March 12, 2009 and those factors set forth under Part II, Item 1A Risk Factors set forth in this Quarterly Report on Form 10-Q. All forward-looking statements are expressly qualified in their entirety by these factors and all related cautionary statements. We do not undertake any obligation to update any forward-looking statements.

Executive Overview

We are a leading educational company that (1) organizes and promotes worldwide travel programs for students, athletes and professionals and (2) provides over 8 million pages of online research content.

People to People Ambassador Programs provide worldwide travel programs for youth, student leaders and professionals. Youth travel programs provide opportunities for grade school, middle school and high school students to learn about the history, government, economy and culture of the foreign and domestic destinations they visit, as well as for middle and high school athletes to participate in international sports challenges. Our student leader programs provide educational opportunities for middle school and high school students to learn leadership, government, college admissions and community involvement skills at domestic destinations. Our professional programs emphasize meetings and seminars between delegates and persons in similar professions abroad. Discovery Student Adventures provide adventure based travel packages for students, kindergarten through twelfth grade, to destinations outside of North America.

The BookRag’s website, www.bookrags.com, is an educational website that attracts millions of users each month. Students and teachers are able to “research anything” through over 8 million pages of content, including BookRags-created material, licensed material, user-generated content, and other third party content. This acquisition, which aligns with our mission of bridging cultural and political borders through education, is a thriving young business and is a complementary revenue stream to the seasonal nature of the student travel industry. Its key website metrics, including but not limited to, monthly page views, website visitors, and unique users, have had year over year double digit growth rates. This acquisition was made for the purpose of owning a business that attracts millions of similar customers, however, we do not expect this business to perform at the level of our travel programs. We expect BookRags to continue to be profitable as it is still in its growth phase. We believe its revenues and earnings will be negatively impacted by the current economic conditions, but not to the extent of our educational travel business.

The key financial indicators that we use in managing our business and in evaluating our financial condition and operating performance are: program operating results; net operating income; deployable cash; free cash flow; net enrollments; various website metrics, including monthly page views, website visitors, and unique users; financial ratios; and leverage as shown on our consolidated balance sheet. Deployable cash, free cash flow, and net enrollments are non-GAAP measurements we utilize and are defined and further described in the sections captioned “Key Performance Non-GAAP Financial Indicators” below. The key macro-economic factors and non-financial indicators that affect our financial condition and operating performance are: military actions; terrorism; health concerns; economic stability; foreign currency fluctuations; and interest rates.

Because our operating results depend primarily on income from our travel programs, acquisition and retention costs influence our operating results. Additionally, the level of expenses required to promote and operate our programs will impact our operating results. The seasonality of our business is always a consideration, as the majority of our travel programs occur in June and July of each year, complimented by the majority of our content sales, which we expect to occur during the school year, from September to June. We have historically earned more than 80 percent of our annual revenues in the second and third quarters, which we anticipate will continue for the foreseeable future. Historically these seasonal revenues have more than offset operating losses incurred during the rest of the year.

For 2009, our focus is targeted at the following: increase net enrollments; improve margin through effective program cost management; maximize utilization of cash; develop our websites; improve brand recognition; investigate growth opportunities; manage expenses; and increase efficiency through improved business processes and automation. We will continue to seek opportunities to improve our performance and add complementary revenue streams, such as the contract we signed with Discovery Education, Inc. during the first quarter of 2009. Please see “2009 Net Enrollments” below for further discussion on our 2009 outlook on delegate registrations.

Results of Operations

The following table sets forth the consolidated financial results and change in dollars and percentages for the periods indicated:

Comparison of the Three Months Ended June 30, 2009 to the Three Months Ended June 30, 2008

	Three Months Ended June 30,
	2009	2008	$ Change	% Change
Total revenue	$46,176	$42,286	$3,890	9%
Cost of goods sold	5,884	5,569	315	6%
Gross margin	40,292	36,717	3,575	10%
Selling and marketing	9,258	8,875	383	4%
General and administrative expenses	3,303	3,168	135	4%
Operating income	27,731	24,674	3,057	12%
Other income	574	905	(331)	(37)%
Income before tax	28,305	25,579	2,726	11%
Income tax provision	9,126	8,395	731	9%
Net income	$19,179	$17,184	$1,995	12%

During the quarter ended June 30, 2009, we traveled 15,995 delegates, a decrease of 11 percent from 17,885 delegates during the comparable 2008 quarter. In the second quarter of 2009, total revenue increased $3.9 million to $46.2 million from $42.3 million in the second quarter of 2008. Gross margin increased to $40.3 million in the second quarter of 2009 compared to $36.7 million in the second quarter in 2008. The increase in revenue is primarily due to higher program prices, which was driven by inflated prices in the travel industry in 2008, the result of high fuel prices and increased demand. Increased gross margin resulted from the global economic slowdown beginning in late 2008, that reduced travel demand and supplier prices, enabling us to purchase our travel components at more favorable than expected prices. In addition, including a full quarter of BookRags’ results plus its year-over-year growth, increased second quarter revenue and gross margin in 2009 to $0.8 million and $0.7 million, respectively. In 2008, these same numbers in the second quarter were $0.3 million in gross revenue and $0.3 million in gross margin.

Selling and marketing expenses were $9.3 million and $8.9 million during the second quarters of 2009 and 2008, respectively. The $0.4 million increase was primarily due to later deployment of certain 2009 marketing campaigns and the earlier start-up of marketing activities for 2010 travel programs, and a $0.1 million increase in depreciation expense, offset by $0.1 million decrease in personnel costs from the reduction of employees in January of 2009. General and administrative expenses were $3.3 million and $3.2 million during the second quarters of 2009 and 2008, respectively. The $0.1 million increase was due to a $0.2 million increase in legal and professional fees, and a $0.1 million increase in depreciation on new technology assets, offset by a $0.1 million decrease in personnel costs.

Other income consisted primarily of interest income generated by our cash, cash equivalents and available-for-sale securities. We realized interest and dividend income of $0.6 million in the quarter ended June 30, 2009, compared to $0.9 million in the quarter ended June 30, 2008. The decrease in interest and dividend income is due to lower prevailing interest rates and an increased investment in money market accounts  as a percent of the total investment portfolio in comparison to the same period one year ago.

The income tax provision has been recorded based on a 33.5 percent estimated annual effective income tax rate, applied to the pre-tax income for the quarters ended June 30, 2009 and 2008. The difference from the statutory rate of 35 percent is primarily due to tax exempt interest income earned during the periods.

Comparison of the Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008

	Six Months Ended June 30,
	2009	2008	$ Change	% Change
Total revenue	$56,182	$50,166	$6,016	12%
Cost of goods sold	10,609	9,979	630	6%
Gross margin	45,573	40,187	5,386	13%
Selling and marketing	18,130	18,269	(139)	(1)%
General and administrative expenses	6,672	6,156	516	8%
Operating income	20,771	15,762	5009	32%
Other income	127	1,808	(1,681)	(93)%
Income before tax	20,898	17,570	3,328	19%
Income tax provision	6,973	5,860	1,113	19%
Net income	$13,925	$11,710	$2,215	19%

During the six months ended June 30, 2009, we traveled 19,487 delegates, a decrease of 8 percent from 21,250 delegates during the same period one year ago. In the first six months of 2009, total revenue increased $6.0 million to $56.2 million from $50.2 million in the first six months of 2008. Gross margin increased to $45.6 million in the six months ended June 30, 2009 compared to $40.2 million in the six months ended June 30, 2008. The increase in revenue and gross margin is primarily due to traveling fewer delegates at lower costs during the first six months of 2009 compared to the same period in 2008. In addition, BookRags’ year-over-year growth, as well as including their results for the full six months of 2009, led to  revenue and gross margin of $1.7 million and $1.5 million, respectively. For the comparable period in 2008, BookRags reported  $0.3 million of revenue and gross margin.

Selling and marketing expenses were $18.1 million and $18.3 million during the first six months of 2009 and 2008, respectively. The $0.1 million decrease was primarily due to a $0.1 million decline in marketing activities compared to the same period one year ago, a $0.2 million savings in personnel costs and offset by a $0.2 million increase in depreciation expense. General and administrative expenses were $6.7 million and $6.2 million during the first six months of 2009 and 2008, respectively. The $0.5 million increase was due to a $0.6 million increase in legal and professional fees, and a $0.2 million increase in depreciation expense, which was offset by $0.4 million reductions in personnel costs.

Other income consisted primarily of interest income generated by our cash, cash equivalents and available-for-sale securities and foreign currency losses. We realized other income of $0.1 million in the six months ended June 30, 2009, compared to $1.8 million in the six months ended June 30, 2008. The decrease in other income is due to $0.7 million less in interest and dividend income due to lower interest rates and portfolio mix coupled with $1.0 million foreign currency loss due to closing out our over-hedged foreign currency contracts for 2009.

The income tax provision has been recorded based on a 33.5 percent estimated annual effective income tax rate, applied to the pre-tax income for the six months ended June 30, 2009 and 2008. The difference from the statutory rate of 35 percent is primarily due to tax exempt interest income earned during the periods.

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

Segment results of operations for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands):

	Three months ended June 30, 2009			Three months ended June 30, 2008
	Travel Programs and Other	Book Rags (1)	Consolidated	Travel Programs and Other	Book Rags (1)	Consolidated
Total revenue	$45,361	$815	$46,176	$41,968	$318	$42,286
Gross margin	39,568	724	40,292	36,406	311	36,717
Selling and marketing	9,124	134	9,258	8,815	60	8,875
General and administrative expenses	3,204	99	3,303	3,111	57	3,168
Operating income	27,240	491	27,731	24,480	194	24,674
Other income	574	—	574	900	5	905
Income before tax	27,814	491	28,305	25,380	199	25,579
Income tax provision	8,959	167	9,126	8,329	66	8,395

	Six months ended June 30, 2009			Six months ended June 30, 2008
	Travel Programs and Other	Book Rags (1)	Consolidated	Travel Programs and Other	Book Rags (1)	Consolidated
Total revenue	$54,494	$1,688	$56,182	$49,848	$318	$50,166
Gross margin	44,074	1,499	45,573	39,876	311	40,187
Selling and marketing	17,807	323	18,130	18,209	60	18,269
General and administrative expenses	6,492	180	6,672	6,099	57	6,156
Operating income	19,775	996	20,771	15,568	194	15,762
Other income	126	1	127	1,803	5	1,808
Income before tax	19,901	997	20,898	17,371	199	17,570
Income tax provision	6,639	334	6,973	5,794	66	5,860
Net income	$13,262	$663	$13,925	$11,577	$133	$11,710

(1)
BookRags was acquired on May 15, 2008, therefore the three and six months ended June 30, 2008 do not represent full periods as they do in 2009 and are not comparable to the three and six months ended June 30, 2009.

See ‘Results of Operations’ above for a discussion of year over year variances for Travel Programs and details regarding the portion that was contributed by BookRags.

Key Performance Non-GAAP Financial Indicators

We analyze our performance on a net income, cash flow and liquidity basis in accordance with GAAP as well as on a non-GAAP operating, cash flow and liquidity basis referred to below as “non-GAAP operating results” or “non-GAAP cash flows and liquidity measures.” These measures and related discussions are presented as supplementary information in this analysis to enhance the readers’ understanding of, and highlight trends in, our core financial results. Any non-GAAP financial measure used by us should not be considered in isolation or as a substitute for measures of performance or liquidity prepared in accordance with GAAP.

2009 Net Enrollments

Net enrollments consist of all individuals traveled year to date, plus those actively enrolled for future travel. As of July 20, 2009, we had 34,657 net enrolled participants for our 2009 travel programs, compared to 42,667 net enrolled participants as of the same date last year for our 2008 travel programs.  The decrease in net enrollments for our 2009 programs, which we believe is primarily caused by current economic conditions, a decline in consumer confidence and an increase in the unemployment rate, will impact our 2009 results, however, not to the degree we originally expected. Better than anticipated results are due to increased retention rates higher than originally anticipated, program cost savings through vendor negotiations, and continued expense management. However, there is no assurance that these results will continue.

Deployable Cash

Deployable cash is a non-GAAP liquidity measure. Deployable cash is calculated as the sum of cash, cash equivalents, short-term available-for-sale securities and prepaid program costs and expenses less the sum of accounts payable, accrued expenses and other short-term liabilities (excluding deferred taxes), and participant deposits. We believe the deployable cash measurement is useful in understanding cash available to deploy for current and future business opportunities. See the ‘Liquidity’ section below for explanations of cash sources and uses.
Deployable Cash Reconciliation (in thousands)
	June 30,		December 31,
	2009	2008	2008

Cash, cash equivalents and short-term available-for-sale securities	$109,485	$99,814	$74,425
Prepaid program cost and expenses	39,843	54,829	4,160
Less: Participants’ deposits	(83,531)	(100,610)	(44,166)
Less: Accounts payable/accruals/other liabilities	(22,367)	(22,186)	(4,473)
Deployable cash	$43,430	$31,847	$29,946

Free Cash Flow

Free cash flow is a non-GAAP cash flow measure. Free cash flow is calculated as cash flow from operations less purchase of property, plant, equipment and intangibles. Management believes this non-GAAP measure is useful to investors in understanding the cash generated within the current period for future use in operations. Free cash flow per share is calculated as free cash flow divided by weighted average shares outstanding at period end.

Free Cash Flow Reconciliation (in thousands except per share data)
	Six months ended June 30,
	2009	2008
Cash flow from operations as reported	$39,777	$38,649
Purchase of property, plant, equipment and intangibles	(2,851)	(4,581)
Free cash flow	$36,926	$34,068
Weighted average shares outstanding – diluted	19,315	19,800
Free cash flow per share	$1.91	$1.72

 Liquidity and Capital Resources

Liquidity

At June 30, 2009, we had $109.5 million of cash, cash equivalents and short-term available-for-sale securities, including program participant funds of $83.5 million. At June 30, 2008, we had $99.8 million of cash, cash equivalents and short-term available-for-sale securities, including program participant funds of $100.6 million.

Net cash provided by operations for the six months ended June 30, 2009 and 2008 was $39.8 million and $38.6 million, respectively. The increased cash flow from operations was primarily related to $15.5 million less in prepaid program costs for future travel programs, a $2.2 million increase in earnings, and a $1.0 million loss on foreign currency contracts, offset by $18.5 million reduced participant deposits.

Net cash used in investing activities was $22.2 million and $26.6 million for the six months ended June 30, 2009 and 2008, respectively. The decrease is primarily due to an $8.7 million decline in cash paid for BookRags in 2008, offset by a $3.7 million increase in cash used to purchase available-for-sale securities.

Net cash used in financing activities for the six months ended June 30, 2009 and 2008 was $2.4 million and $10.8 million, respectively. The net change in financing activities is primarily related to the change in stock repurchases and dividend payments. We repurchased $0.4 million of our Common Stock, or approximately 57,000 shares, during the first six months of 2009 in comparison to $6.5 million of stock repurchases, or approximately 416,400 shares, during the first six months of 2008. During the first six months of 2009 and 2008, we paid $2.3 million and $4.4 million, respectively, in cash dividends to our shareholders.

Capital Resources

Our business is not capital intensive. However, we do retain funds for operating purposes in order to conduct sales and marketing efforts for future programs.

During the first six months of 2009, we had an unused line of credit in the amount of $20.0 million. The line of credit covenants include deployable cash greater than zero, tangible net worth greater than $40.0 million and net income after taxes for the current and previous three quarters of greater than $4.0 million. At June 30, 2009, we were in compliance with all covenants. Additionally, we have no plans to draw any of these funds in the immediate future.

We continue to consider acquisitions of educational, travel and youth businesses that may require the use of cash and cash equivalents. No such acquisitions are currently pending and no assurance can be given that definitive agreements for any such acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to us.

We do not have any material capital expenditure commitments for 2009, not already presented within our June 30, 2009 financial statements. We believe that existing cash and cash equivalents and cash flows from operations will be sufficient to fund our anticipated operating needs and capital expenditures through 2009. For a more complete discussion of these and other contractual factors, please refer to our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed on March 12, 2009.

Market Risk

Financial Instruments

We classify our marketable debt investments as available-for-sale securities, which are carried at fair value. Estimated fair values have been determined in compliance with SFAS 157. Unrealized gains and losses on available-for-sale securities are excluded from operations and reported as accumulated other comprehensive income, net of deferred income taxes. Realized gains and losses on the sale of available-for-sale securities are recognized on a specific identification basis in the statement of operations in the period the investments are sold.

We evaluate investment securities for other-than-temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, the securities will be written down to current market value, resulting in a loss recorded in the statement of operations. There were no investment securities that management identified to be other-than-temporarily impaired during the six months ended June 30, 2009, because we do not intend and are not required to sell the debt securities before we have recovered the amortized cost basis of the securities. Realized losses could occur in future periods due to a change in our intent to hold the investments to maturity, a change in our assessment of credit risk, or a change in regulatory or accounting requirements. Significant increases or decreases in the aggregate fair value of our available for-sale securities may affect our liquidity and capital resources, although we believe the credit ratings of investments held substantiate this risk as low.

In determining whether the current financial crisis will have an impact on the fair value of these investments, we considered the individual ratings of each bond and ARS held. With regards to bonds we considered the following: the underlying rating of the issuer irrespective of the insurance; the performance of the issuer; the term of the bond; the quality of bond insurance provided by the rating of the bond insurer; and the fair value as of each reporting date. With regards to ARS, we considered the underlying credit quality of student loan portfolios and federal government backing of its collateral as a basis of its valuation. At the reporting dates and in the future we recognize that these investments are subject to general credit, liquidity, market and interest rate risks, which have been accentuated by the current global financial crisis. The fair value of these investments accordingly will continue to change, and we will continue to evaluate their carrying values.

Foreign Currency Exchange Contracts

The majority of our travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. Our processes include a program to provide a hedge against certain of these foreign currency risks, and we use forward contracts that allow us to acquire the foreign currency at a fixed price for a specified point in time. All of the derivatives are cash flow hedges and the majority of the contracts qualify for cash flow hedge accounting under SFAS 133.

We account for these foreign exchange contracts and options in accordance with the provisions of SFAS 133. The statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For qualifying cash-flow hedge transactions in which we are hedging the variability of cash flows related to a forecasted transaction, changes in the fair value of the derivative instrument are reported in other comprehensive income. The gains and losses on the derivative instruments that are reported in other comprehensive income are reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedged transactions is recognized in current period earnings. Unrealized gains and losses on foreign currency exchange contracts that are not qualifying cash-flow hedges as defined by SFAS 133 are recorded in the statement of operations.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of June 30, 2009, the end of the period covered by this report, our chief executive officer and chief financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

 (b) Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the second quarter of 2009.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

On January 28, 2008, Allen Hill and Sheryl Hill brought an action against us in the Fourth Judicial District of the District Court for the County of Hennepin, State of Minnesota, entitled Allen Hill and Sheryl Hill, et al. v. Ambassadors Group, et al. The complaint alleged damages for alleged wrongful death of a minor, breach of contract, invasion of privacy, violation of certain enumerated Minnesota statutes, fraud, consumer fraud and false statement in advertisement in connection with the death of a minor resulting from complications from diabetes while participating in one of our student programs during the summer of 2007.  On June 17, 2009, we settled all claims, matters and disputes pursuant to the lawsuit filed by the plaintiff.  The settlement agreement executed by all parties provides that the terms of the settlement are confidential.  However, we believe that the terms of the settlement, whether viewed individually or in the aggregate, do not and will not have a material adverse effect on our business, financial condition, cash flows or results of operations.

On July 14, 2009, a securities class action was filed against us and certain of our executive officers on behalf of all persons or entities who purchased our Common Stock between February 8, 2007 and October 23, 2007.  The class action was filed in the United States District Court for the Eastern District of Washington.  The complaint alleges that the defendants violated federal securities laws by making untrue statements of material fact and/or omitting to state material facts, thereby artificially inflating the price of our Common Stock. We have reviewed the complaint and deny the allegations contained therein.  We cannot estimate the possible loss to our Company, if any, at this time and as such have not accrued any loss related to this litigation. We intend to vigorously defend this lawsuit and any alleged claims for damages.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders on May 7, 2009, the following matters were voted upon:

(a)	Election of Directors – The following three directors will hold office for a three-year term or until their respective successors are duly elected and qualified:

Nominee	Votes for	Votes withheld
James M. Kalustian	15,566,103	1,705,581
John A. Ueberroth	17,220,502	51,182
Joseph J. Ueberroth	17,224,172	47,512

(b)	Ratify Independent Registered Accounting Firm – BDO Seidman, LLP will serve as our independent registered accounting firm for the fiscal year ending December 31, 2009.

	For	Against	Abstain
Shares voted	17,253,658	10,237	7,789

(c)	Appoval of the Company’s 2009 Equity Participation Plan.

	For	Against	Abstain
Shares voted	10,714,416	2,904,307	1,630,602

Item 6. Exhibits

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

AMBASSADORS GROUP, INC.

Date: August 6, 2009	By:	/s/ CHADWICK J. BYRD
Chadwick J. Byrd Chief Financial Officer

EXHIBIT INDEX

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002