Form 10-Q
period 2009-09-30
AMBASSADORS GROUP INC
filed 2009-11-05
CIK 1162315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of October 20, 2009 was 18,823,878.

AMBASSADORS GROUP, INC.
FORM 10-Q QUARTERLY REPORT

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMBASSADORS GROUP, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
September 30, 2009 and December 31, 2008
(in thousands, except share and per share data)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$3,207	$6,989
Available-for-sale securities	77,094	67,436
Foreign currency exchange contracts	1,255	—
Prepaid program costs and expenses	5,326	4,160
Accounts receivable	1,022	1,966
Deferred tax asset	—	2,780
Total current assets	87,904	83,331
Property, plant and equipment, net	28,578	29,148
Available-for-sale securities	1,403	2,100
Deferred tax asset	157	241
Intangibles	2,698	2,404
Goodwill and other long-term assets	7,029	7,053
Total assets	$127,769	$124,277
LIABILITIES
oCurrent liabilities:
Accounts payable and accrued expenses	$13,499	$4,342
Foreign currency exchange contracts	—	6,641
Participants’ deposits	16,539	44,166
Deferred tax liability	258	—
Other liabilities	107	131
Total current liabilities	30,403	55,280
Foreign currency exchange contracts	—	1,764
Total liabilities	30,403	57,044
Contingencies (note 8)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 18,817,900 and 18,822,563 shares issued and outstanding, respectively	186	186
Additional paid-in capital	1,303	6
Retained earnings	94,704	71,705
Accumulated other comprehensive income (loss)	1,173	(4,664)
Total stockholders’ equity	97,366	67,233
Total liabilities and stockholders’ equity	$127,769	$124,277

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three and nine months ended September 30, 2009 and 2008
(in thousands, except per-share amounts)

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
Net revenue, non-directly delivered programs	$65,641	$62,067	$30,386	$28,952
Gross revenue, directly delivered programs	24,605	27,285	5,366	10,552
Gross revenue, internet content and advertising	2,343	933	655	615
Total revenue	92,589	90,285	36,407	40,119
Cost of sales, directly delivered programs	13,531	16,970	3,111	7,026
Cost of sales, internet content and advertising	284	110	95	75
Gross margin	78,774	73,205	33,201	33,018
Operating expenses:
Selling and marketing	29,411	29,606	11,281	11,272
General and administrative	9,924	8,913	3,252	2,822
	39,335	38,519	14,533	14,094
Operating income	39,439	34,686	18,668	18,924
Other income (expense):
Interest and dividend income	1,589	2,475	501	667
Foreign currency and other income	(961)	—	—	—
	628	2,475	501	667
Income before income taxes	40,067	37,161	19,169	19,591
Income tax provision	13,637	12,153	6,664	6,293
Net income	$26,430	$25,008	$12,505	$13,298
Net income per share — basic	$1.39	$1.30	$0.66	$0.70
Weighted-average common shares outstanding – basic	19,048	19,259	19,051	19,040
Net income per share —diluted	$1.37	$1.27	$0.64	$0.68
Weighted-average common shares outstanding –diluted	19,356	19,678	19,451	19,434

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the three and nine months ended September 30, 2009 and 2008
(in thousands)

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
Net income	$26,430	$25,008	$12,505	$13,298
Unrealized gain (loss) on foreign currency exchange contracts, net of income tax benefit (provision) of ($3,116), $2,448, ($598) and $2,389	5,784	(4,546)	1,114	(4,437)
Unrealized gain (loss) on available-for-sale securities, net of income tax benefit (provision) of ($30), $69, ($114) and $80	53	(129)	210	(148)
Comprehensive income	$32,267	$20,333	$13,829	$8,713

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30, 2009 and 2008
(in thousands)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$26,430	$25,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,250	2,480
Deferred income tax benefit	(24)	(126)
Stock-based compensation	1,344	1,574
Excess tax benefit from stock-based compensation	(25)	(116)
Gain on sale of assets	—	(25)
Write-down of property, plant and equipment	436	—
Loss on foreign currency contracts	962	—
Change in assets and liabilities:
Accounts receivable and other current assets	944	(653)
Prepaid program costs and expenses	(1,166)	(5,011)
Accounts payable, accrued expenses, and other current liabilities	8,184	6,253
Participants’ deposits	(27,627)	(20,747)
Net cash provided by operating activities	12,708	8,637
Cash flows from investing activities:
Net change in available-for-sale securities	(8,878)	11,665
Net purchase of property, plant and equipment	(3,591)	(4,018)
Net purchase of intangibles	(519)	(95)
Net additions to goodwill	(13)	—
Net cash paid for acquisition	—	(9,280)
Net cash used in investing activities	(13,001)	(1,728)
Cash flows from financing activities:
Dividend payment to shareholders	(3,431)	(6,609)
Repurchase of common stock	(409)	(9,865)
Proceeds from exercise of stock options	337	395
Excess tax benefit from stock-based compensation	25	116
Capital lease payments and other	(11)	(139)
Net cash used in financing activities	(3,489)	(16,102)
Net decrease in cash and cash equivalents	(3,782)	(9,193)
Cash and cash equivalents, beginning of period	6,989	17,281
Cash and cash equivalents, end of period	$3,207	$8,088

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

Our operations are organized into two reporting segments, (1) Travel Programs and Other, which provides educational travel services to students, professionals and athletes through multiple itineraries within five travel program types, and (2) BookRags, which provides online research capabilities through book summaries, critical essays, online study guides, biographies, and references to encyclopedia articles.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The balance sheet at December 31, 2008, has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Certain reclassifications from 2008 amounts have been made to conform to the three and nine months ended September 30, 2009 financial statement presentation with no effect on previously reported net income, retained earnings, or cash flow from operations.

3. Net Income and Dividends per Share
We compute earnings per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share (“ASC 260”). On January 1, 2009, we adopted FASB Staff Position on Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, as codified in FASB ASC 260-10 (“ASC 260-10”), which clarified that unvested share-based payment awards that contain nonforfeitable rights to receive dividends or divided equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). Participating securities under this statement include our unvested employee restricted stock awards with time-based vesting, which receive nonforfeitable dividend payments. ASC 260-10 also requires that all prior period EPS data be adjusted retrospectively.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following information presents a reconciliation of basic and diluted EPS computations and the number of dilutive securities (stock options) that were not included in the dilutive EPS calculation because they were anti-dilutive (in thousands, except per-share amounts):

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
Numerator:
Net income	$26,430	$25,008	$12,505	$13,298

Denominator:
Weighted-average shares outstanding	18,605	18,799	18,608	18,580
Effect of unvested restricted stock awards considered participating securities	443	460	443	460
Weighted-average shares outstanding – basic	19,048	19,259	19,051	19,040
Effect of dilutive common stock options	308	419	400	394
Weighted average shares outstanding – diluted	19,356	19,678	19,451	19,434

Earnings per share – basic and diluted:
Net income per share – basic	$1.39	$1.30	$0.66	$0.70

Net income per share – diluted	$1.37	$1.27	$0.64	$0.68

Cash dividends declared per share	$0.18	$0.35	$0.06	$0.12

For the three months ended September 30, 2009 and 2008, respectively, the effects of approximately 608,000 and 597,000 stock options have been excluded from the calculation of diluted EPS because their effect would be anti-dilutive. For the nine months ended September 30, 2009 and 2008, respectively, the effects of approximately 618,000 and 289,000 stock options have been excluded from the calculation of diluted EPS because their effect would be anti-dilutive.

4. Investments and Fair Value Measurements

In September 2006, FASB issued ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) which defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, we consider the principal or most advantageous market in which we would transact, and we consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance.

Our financial instruments are measured and recorded at fair value. Our non-financial assets, (including: property, plant and equipment; intangible assets; and goodwill), are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

ASC 820 requires disclosure regarding the manner in which fair value is determined for assets and liabilities and establishes a three-tiered value hierarchy into which these assets and liabilities must be grouped, based upon significant levels of inputs as follows:

-	Level 1 – Quoted prices in active markets for identical assets or liabilities.

-
Level 2 – Observable inputs, other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
-
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The following tables summarize the composition of our investments at September 30, 2009 and December 31, 2008 (in thousands):

					Classification on Balance Sheet
September 30, 2009	Amortized Cost	Unrealized Gains	Unrealized Losses (less than 12 months)	Aggregate Fair Value	Cash and cash equivalents	Short-term available- for-sale securities	Long-term available- for-sale securities
Auction rate securities (ARS)	$1,600	$—	$(197)	$1,403	$—	$—	$1,403
Money market funds	375	—	—	375	375	—	—
Municipal securities	76,340	754	—	77,094	—	77,094	—
	$78,315	$754	$(197)	$78,872	$375	$77,094	$1,403

					Classification on Balance Sheet
December 31, 2008	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value	Cash and cash equivalents	Short-term available-for-sale securities	Long-term available-for-sale securities
Auction rate securities (ARS)	$2,100	$—	$—	$2,100	$—	$—	$2,100
Money market funds	4,375	—	—	4,375	4,375	—	—
Municipal securities	68,199	473	—	68,672	1,236	67,436	—
	$74,674	$473	$—	$75,147	$5,611	$67,436	$2,100

The amortized cost and fair value of the available-for-sale securities at September 30, 2009, by contractual maturity were as follows (in thousands):
	Amortized Cost	Fair Value
Auction rate securities (ARS)	$1,600	$1,403
One year or less	5,208	5,213
After one year through three years	71,132	71,881
	$77,940	$78,497

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at September 30, 2009 and December 31, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets:
Auction rate securities (ARS)	$1,403	$—	$—	$1,403
Money market funds	375	375	—	—
Municipal securities	77,094	77,094	—	—
Foreign currency exchange contracts	1,255	—	1,255	—
Total financial assets	$80,127	$77,469	$1,255	$1,403

		Fair Value Measurements at Reporting Date Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets/(liabilities):
Auction rate securities (ARS)	$2,100	$—	$—	$2,100
Money market funds	4,375	4,375		—
Municipal securities	68,672	68,672	—	—
Foreign currency exchange contracts	(8,405)	—	(8,405)	—
Total financial assets, net	$66,742	$73,047	$(8,405)	$2,100

At September 30, 2009, we classified money market funds and municipal securities as Level 1 assets because market prices are readily available for these investments. Level 2 financial assets represent the fair value of our foreign currency exchange contracts that were valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curve, option volatility and currency rates. Level 3 financial assets represent the fair value of our auction rate securities, which were valued using a pricing model that takes into account the average life of the underlying collateral, the rate of return, and the spread used for similar issuances.

The following table presents a reconciliation for the nine months ended September 30, 2009, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs (in thousands):

Auction Rate Securities

December 31, 2008	$2,100
Total realized / unrealized gains (losses):
Included in earnings	—
Included in other comprehensive income	(197)
Purchases, sales, issuances, and settlements, net	(500)
Transfers into Level 3, net	—
September 30, 2009	$1,403

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The credit markets are experiencing significant uncertainty, and some of this uncertainty has impacted and may continue to impact the markets where our ARS would be offered. During 2008 and the first quarter of 2009, we experienced two failed ARS auctions, representing principal of $1.6 million. However, in the second quarter of 2009 we successfully re-offered one ARS at par of $0.5 million. Due to the longer term nature of the next auctions and the continued uncertainty in the financial markets, these ARS values have been classified as long-term assets. We have determined that there is no other-than-temporary impairment on these securities, since we do not intend and are not required to sell these securities before we have recovered the amortized cost basis, the amount of the decline is not severe, currently at 14% of the assets fair value, and the unrealized loss position has not existed for a long duration of time. We will continue to reassess the liquidity in future reporting periods based on several factors, including the success or failure of future auctions, possible failure of the investment to be redeemed, deterioration of the credit rating of the investment, market risk and other factors.

5. Derivative Financial Instruments

The majority of our travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. Our processes include a program to provide a hedge against certain of these foreign currency risks, and we use forward contracts that allow us to acquire the foreign currency at a fixed price for a specified point in time. All of the derivatives are cash flow hedges and at September 30, 2009 all of the contracts qualified for cash flow hedge accounting under ASC Topic 815, Derivatives and Hedging (“ASC 815”).

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

At September 30, 2009, the following forward contracts were outstanding (in thousands):

	Notional Amount	Matures
Forward contracts:
Australian dollar	4,300	May 2010
British pound	2,496	October 2009 – June 2010
Euro	6,500	May 2010 – June 2010
Japanese yen	150,000	April 2010
New Zealand dollar	570	October 2009 – June 2010
Forward contracts with variable option:
Australian dollar	7,000	April 2010
British pound	3,000	May 2010
Euro	13,000	April 2010 – June 2010
New Zealand dollar	1,400	April 2010 – May 2010

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair values of derivatives are as follows (in thousands):

	September 30, 2009
	Derivates designated as hedging instruments		Derivatives not designated as hedging instruments		Total (Net)
	Assets	Liabilities	Assets	Liabilities	Assets
Forward contracts	$1,015	$225	$—	$—	$790
Forward contracts with variable option	714	249	—	—	465
Total	$1,729	$474	$—	$—	$1,255

The net asset derivative is reported in the balance sheet as “foreign currency exchange contracts”.

Following is an analysis of the changes in the net gain or loss on cash flow hedges included in accumulated other comprehensive income (loss) (in thousands):

September 30,
2009
Balance, January 1, 2009	$(4,970)
Net gain for the period	9,631
Effective portion loss transferred to earnings	(3,847)
Ineffective portion gain/(loss) transferred to earnings	—
Balance, September 30, 2009	$814

Unrealized gains on forward contracts recorded in accumulated other comprehensive income at September 30, 2009, which are expected to be reclassified to net revenue during the next twelve months is approximately $1.3 million.

For the three and nine months ended September 30, 2009, the amount of gains or losses recognized in the income statement for derivatives designated as hedging instruments under ASC 815 (and their locations) are as follows (in thousands):

		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
Derivative designated as hedging instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Three months ended September 30, 2009	Nine months ended September 30, 2009
Forward contracts	Net revenue, non-directly delivered programs	$(1,235)	$(2,789)
Forward contracts with variable options	Net revenue, non-directly delivered programs	(599)	(1,058)
Total		$(1,834)	$(3,847)

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the three and nine months ended September 30, 2009, the amount of gains or losses recognized in the income statement for derivatives not designated as hedging instruments under ASC 815 (and their locations) are as follows (in thousands):

		Amount of Gain or (Loss)
Derivative not designated as hedging instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Three months ended September 30, 2009	Nine months ended September 30, 2009
Forward contracts	Foreign currency and other expense	$—	$(631)
Forward contracts with variable options	Foreign currency and other expense	—	(331)
Total		$—	$(962)

We do not typically enter into derivatives that are not designated as hedging instruments. Our policy is to be 80 to 100 percent hedged for our forecasted cash flow for the following year. At December 31, 2008, we were approximately 20 percent over-hedged, primarily in euro, British pound, and Australian dollar on foreign currency contracts purchased in the spring and summer of 2008 for 2009 travel expenditures. The over-hedged position was due to the decline in net enrollments for 2009 travel programs combined with lower than expected program costs and the strengthening of the U.S. dollar at the end of 2008 in comparison to foreign currency contracted rates. As a result, a $0.8 million and $1.0 million foreign currency loss was recognized for the year ended December 31, 2008 and the nine months ended September 30, 2009, respectively. Also, the majority of the contracts at December 31, 2008 qualified for cash flow hedge accounting, while all contracts at September 30, 2009 qualified for cash flow hedge accounting. Management does not expect any further losses to be recognized in 2009 or 2010 on foreign currency contracts currently held, although there can be no assurance in this regard.

6.  Accounting for Stock-Based Compensation

In May 2009, our shareholders approved our 2009 Equity Participation Plan (the “2009 Plan”). The 2009 Plan replaces our 2001 Equity Participation Plan (the “Prior Plan”). Under the 2009 Plan, we may grant stock-based incentive compensation awards to eligible employees (including officers), non-employee directors and consultants in the form of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, restricted stock units awards, stock appreciation rights, tandem stock appreciation rights, unrestricted stock awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant. The maximum aggregate number of shares of Common Stock of the Company, par value $0.01 (“Common Stock”), that may be issued under the 2009 Plan is 1,200,000 shares, plus any shares that were available for issuance under the Prior Plan, which totaled 204,458 shares as of May 7, 2009.

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

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of options. In addition, option valuation models require the input of highly subjective assumptions, particularly expected term, stock price volatility, and forfeiture rate. Our employee stock options do not trade on a secondary exchange. Therefore, employees do not derive benefit from holding stock options unless there is an appreciation in the market price of our stock above the grant price. Such an increase in stock price would benefit all shareholders commensurately. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience as of the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the nine months ended September 30, 2009 and 2008. No stock options were granted during the three months ended September 30, 2009 and an immaterial amount of stock options were granted during the three months ended September 30, 2008.

	Nine months ended September 30, 2009		Nine months ended September 30, 2008
Expected dividend yield	2.51%		1.88%
Expected stock price volatility	51.84%		45.13%
Risk-free interest rate	2.10%		3.02%
Expected life of options	6.25	Years	4.34	Years
Estimated fair value per option granted	$3.75		$6.04

The dividend yield is based on expected quarterly cash dividends paid to our shareholders. Expected stock price volatility is based on historical volatility of our stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Additionally, an annualized forfeiture rate of 9.14 percent is used as a best estimate of future forfeitures based on our historical forfeiture experience. Under the true-up provisions of ASC Topic 718, Compensation - Stock Compensation (“ASC 718”), the stock-based compensation expense will be adjusted in later periods if the actual forfeiture rate is different from the estimate.

Total stock-based compensation expense recognized in the consolidated statement of operations for the quarter ended September 30, 2009 was $0.4 million before income taxes. Of the total stock-based compensation expense during the quarter, stock option expense was $0.2 million, restricted stock award expense was $0.2 million, and the related total deferred tax benefit was $0.1 million. Total stock-based compensation expense recognized in the consolidated statement of operations for the nine months ended September 30, 2009 was $1.4 million before income taxes. Of the total stock-based compensation expense during 2009 year to date, stock option expense was $0.7 million, restricted stock award expense was $0.7 million, and the related total deferred tax benefit was $0.5 million.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table presents information about our Common Stock options and restricted awards as of September 30, 2009:

	Options and Awards Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Restricted Stock Awards
$0.00	209,631	1.87	N/A	N/A	N/A
Stock Options
$3.47 - 6.93	649,198	2.09	$5.63	649,198	$5.63
6.94 - 10.39	328,366	7.43	9.05	109,394	9.54
10.40 - 13.86	45,323	6.39	11.24	22,475	11.61
13.87 - 17.32	317,570	6.66	16.86	192,031	16.74
17.33 - 20.79	12,824	8.61	18.41	3,206	18.41
20.80 - 24.25	48,000	5.62	21.09	48,000	21.09
24.26 - 27.72	204,508	6.42	27.11	131,096	27.04
27.73 - 31.18	12,609	6.38	29.20	8,394	29.04
31.19 - 34.65	12,659	7.59	34.65	6,326	34.65
Total Stock Options	1,631,057	4.95	$12.32	1,170,120	$11.33
Combined	1,840,688	4.60	$10.91	1,170,120	$11.33

The aggregate intrinsic value of outstanding stock options and restricted stock was $12.2 million and exercisable stock options and restricted stock was $7.3 million at September 30, 2009, before applicable income taxes, based on our $15.65 closing stock price at September 30, 2009. This intrinsic value would have been received by the optionees had all restricted stock been vested and all stock options been exercised on that date. As of September 30, 2009, total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock awards was approximately $2.9 million, which is expected to be recognized over approximately 3.6 years. During the quarter ended September 30, 2009, the total intrinsic value of stock options exercised was $0.02 million and the total fair value of options which vested was $0.1 million. During the nine months ended September 30, 2009, the total intrinsic value of stock options exercised was $0.1 million and the total fair value of options which vested was $0.3 million. During the quarter ended and nine months ended September 30, 2009, the total fair value of restricted stock awards which vested was $0.1 million.

Stock option and restricted stock transactions during the nine months ended September 30, 2009 were as follows:

	Restricted Stock Awarded	Weighted Average Grant Date Fair Value	Stock Options	Weighted Average Exercise Price
Balance at December 31, 2008	205,585	$18.33	1,639,874	$12.34
Granted	17,875	8.76	62,238	8.45
Forfeited	(9,076)	12.89	(27,745)	11.29
Vested	(4,753)	18.41	N/A	N/A
Exercised	N/A	N/A	(43,310)	7.77
Balance September 30, 2009	209,631	$17.75	1,631,057	$12.32

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Segment Information

Our operations are organized into two reporting segments, (1) Travel Programs and Other, which provides educational travel services to students, professionals and athletes through multiple itineraries within five travel program types, and (2) BookRags, which provides online research capabilities through book summaries, critical essays, online study guides, biographies, and references to encyclopedia articles.

Our travel programs’ gross margin is comprised of gross receipts less direct program costs, including accommodations, transportation, speakers, facilitators, and event costs. BookRags’ gross margin is comprised of content, subscription and advertising revenues via www.bookrags.com, less commissions and amortization of intangible assets directly associated with sales.

Prior to the acquisition of BookRags on May 15, 2008, we only had one segment. Segment information for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three months ended September 30, 2009			Three months ended September 30, 2008
	Travel Programs and Other	BookRags	Consolidated	Travel Programs and Other	BookRags	Consolidated
Total revenue	$35,752	$655	$36,407	$39,504	$615	$40,119
Gross margin	32,641	560	33,201	32,478	540	33,018
Depreciation and amortization	1,061	81	1,142	809	62	871
Operating income	18,331	337	18,668	18,572	352	18,924
Income tax provision	6,549	115	6,664	6,104	189	6,293
Net income	$12,283	$222	$12,505	$13,125	$173	$13,298

	Nine months ended September 30, 2009			Nine months ended September 30, 2008
	Travel Programs and Other	BookRags	Consolidated	Travel Programs and Other	BookRags	Consolidated
Total revenue	$90,246	$2,343	$92,589	$89,352	$933	$90,285
Gross margin	76,715	2,059	78,774	72,382	823	73,205
Depreciation and amortization	3,024	226	3,250	2,384	96	2,480
Operating income	38,106	1,333	39,439	34,140	546	34,686
Income tax provision	13,188	449	13,637	11,898	255	12,153
Net income	25,545	885	26,430	24,702	306	25,008
Total additions to property, plant, and equipment	3,547	63	3,610	4,069	—	4,069
Total additions to goodwill and intangible assets	—	532	532	—	9,229	9,229
Intangible assets, excluding goodwill	—	2,698	2,698	—	2,362	2,362
Total assets	$116,474	$11,295	$127,769	$104,877	$9,826	$114,703

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Changes to the carrying amount of goodwill and other investments during the nine months ended September 30, 2009 were as follows (in thousands):

	Travel Programs and Other	BookRags	Consolidated
Goodwill at December 31, 2008	$70	$6,865	$6,935
Adjustments	—	(24)	(24)
Goodwill at September 30, 2009	70	6,841	6,911

Minority interest at December 31, 2008	118	—	118
Equity earnings on investments	—	—	—
Investments at September 30, 2009	118	—	118
Total goodwill and other investments	$188	$6,841	$7,029

Any intercompany sales or services provided that exist are eliminated. Intercompany expenses paid for by Ambassador Programs (Travel Programs and Other) on behalf of BookRags are recorded as intercompany receivables and payables and eliminated upon consolidation. On October 1, 2008, an operating agreement was entered into by Ambassador Programs and BookRags. The operating agreement outlines the agreed upon charges for services provided by Ambassador Programs to BookRags for accounting, human resources, and technology support. In addition, it defines the terms in which the two companies can perform lead generation for marketing purposes.

8.  Contingencies

On July 14, 2009, a securities class action was filed against us and certain of our executive officers on behalf of all persons or entities who purchased our Common Stock between February 8, 2007 and October 23, 2007.  The class action was filed in the United States District Court for the Eastern District of Washington.  The complaint alleges that the defendants violated federal securities laws by making untrue statements of material fact and/or omitting to state material facts, thereby artificially inflating the price of our Common Stock. We have reviewed the complaint and deny the allegations contained therein.  We have tendered our defense and indemnity under applicable insurance coverage and defense counsel in Seattle, Washington has been retained to represent us. We believe that the likelihood that our Company will ultimately incur a loss in connection with this litigation is remote. We cannot estimate the possible loss to our Company, if any, at this time. The actual cost to resolve this case will depend upon many factors such as the outcome of mediation, pre-trial motions, trial and any appeals. However, we believe any loss incurred will not have a material adverse effect on our business, financial condition, cash flows or results of operations.  We intend to vigorously defend this lawsuit and any alleged claims for damages.

Other than the disclosed, we are not a party to any other material pending legal proceedings other than ordinary routine litigation incidental to our business, the outcome of which we believe will not have a material adverse effect on our business, financial condition, cash flows or results of operations. These matters are subject to inherent uncertainties and management’s view of these matters may change in the future. Adverse outcomes in some or all of the matters described in this section may result in significant monetary damages or injunctive relief against us that would adversely affect our operations.

9.  Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, as codified in FASB ASC Topic 805, Business Combinations (“ASC 805”), which will change the accounting for business combinations. Under ASC 805, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. ASC 805 will change the accounting treatment for certain specific items. Acquisition costs will generally be expensed as incurred, noncontrolling

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

interests will be valued at fair value at the acquisition date, acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. ASC 805 also includes a substantial number of new disclosure requirements. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, or our first quarter of 2009. The adoption of this guidance had no effect on our consolidated financial statements. Business acquisitions are not in our normal course of business and, as necessary, we will comply with this standard.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, as codified in ASC 815. ASC 815 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. ASC 815 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for; and how the hedges affect the entity's financial position, financial performance, and cash flows. The adoption of this new guidance on January 1, 2009 has been incorporated into the notes to our consolidated financial statements.

In April 2008, the FASB issued FSP No. SFAS 142-3, Determination of the Useful Life of Intangible Assets, as codified in FASB ASC Subtopic 350-30, Intangibles – Goodwill and Other: General Intangibles Other than Goodwill (“ASC 350-30”) and ASC Topic 275, Risk and Uncertainties (“ASC 275”), which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, as codified in FASB ASC Topic 350, Intangibles – Goodwill and Other  (“ASC 350”). ASC 350-30 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. It removes a provision under ASC 350, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, ASC 350-30 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. The adoption of ASC 350-30 on January 1, 2009 did not impact our consolidated financial statements.

In June 2008, the FASB issued ASC 260-10. ASC 260-10 concludes that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing EPS. It also requires that all prior-period EPS data be adjusted retrospectively. We adopted ASC 260-10 on January 1, 2009. See Note 3 to the consolidated financial statements for further discussion of this adoption.

In April 2009, the FASB issued FSP No. SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, as codified in FASB ASC Section 825-10-65, Financial Instruments – Overall: Transition (“ASC 825-10-65”), which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, as codified in FASB ASC Topic 825, Financial Instruments (“ASC 825”), to require disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, as codified in FASB ASC Topic 270, Interim Reporting (“ASC 270”) to require those disclosures in summarized financial information at interim reporting periods. ASC 825-10-65 is effective for interim periods ending after June 15, 2009, or our second quarter of 2009. The adoption of this new guidance on April 1, 2009 has been incorporated into the notes to our consolidated financial statements.

In April 2009, the FASB issued FSP No. SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, as codified by FASB ASC Section 320-10-65, Investments – Debt and Equity Securities – Overall: Transition (“ASC 320-10-65”). ASC 320-10-65 amends the other-than-temporary impairment guidance in the U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. ASC 320-10-65 is effective for interim and annual reporting periods ending after June 15, 2009, or our second quarter of 2009. The adoption of this new guidance on April 1, 2009 has been incorporated into the notes to our consolidated financial statements.

In April 2009, the FASB issued FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, as codified in FASB ASC Section 820-10-65, Fair Value Measurements and Disclosures – Overall: Transition (“ASC 820-10-65”). ASC 820-10-65 provides guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for an asset or liability have significantly decreased and identifying circumstances indicating that a transaction is not an orderly one. ASC 820-10-65 is effective for interim and fiscal periods ending after June 15, 2009, or our second quarter of 2009. The adoption of this new guidance on April 1, 2009 did not impact our consolidated financial statements.

In April 2009, the FASB issued FSP No. SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, as codified in ASC 805. ASC 805 addresses application issues raised by preparers, auditors, and members of the legal professional on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, or our first quarter of 2009. The adoption of this guidance had no effect on our consolidated financial statements. Business combinations are not in our normal course of business.As necessary, we will comply with this guidance.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, as codified in FASB ASC Topic 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement is effective for interim and annual periods ending after June 15, 2009, or our second quarter of 2009. The adoption of ASC 855 on April 1, 2009 has been incorporated into the notes to our consolidated financial statements.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-01, Topic 105 - Generally Accepted Accounting Principles amendments based on SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“ASU 2009-01”). ASU 2009-01 amends the ASC for the issuance of SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162, as codified in FASB ASC Topic 105, Generally Accepted Accounting Principles (“ASC 105”) in June 2009. ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC will supersede all existing non-SEC accounting and reporting standards upon its effective date. ASC 105 also replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles given that once in effect, the ASC will carry the same level of authority. ASC 105 is effective for interim and annual periods ending after September 15, 2009, or our third quarter of 2009. The adoption of ASC 105 and ASU 2009-01 on July 1, 2009 has been incorporated into the notes to our consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”). This update provides amendments to ASC 820 for the fair value measurement of liabilities when a quoted price in an active market is not available. ASU 2009-05 is effective for interim and annual periods beginning after August 28, 2009, or our fourth quarter 2009. We do not expect the adoption of this update to have a material impact on our consolidated financial statements.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.  Subsequent Events

We evaluated subsequent events through November 5, 2009, which is the date that our financial statements were issued. See Part II, Item 1. Legal Proceedings, for a description of subsequent events.

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

Forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include factors affecting the travel and education industry generally, competition, dependence on key personnel and vendor relationships,  our ability to successfully integrate the operations of existing or acquired companies, and a variety of factors such as periods of international unrest, the outbreak of disease, changes in the direct-mail environment, protection of intellectual rights, unidentified taxation exposure, recession, weather conditions and concerns for passenger safety that could cause a decline in travel demand, as well as the risk factors, and other factors as may be identified from time to time in our SEC filings or in our press releases. For a more complete discussion of these risks, please refer to Item 1A Risk Factors disclosure in our Annual Report on Form 10-K filed on March 12, 2009 and those factors set forth under Part II, Item 1A Risk Factors set forth in this Quarterly Report on Form 10-Q. All forward-looking statements are expressly qualified in their entirety by these factors and all related cautionary statements. We do not undertake any obligation to update any forward-looking statements.

Executive Overview

We are a leading educational company that (1) organizes and promotes worldwide travel programs for students, athletes and professionals and (2) provides over 8 million pages of online research content.

Ambassador Programs, Inc. provides worldwide travel programs for youth, student leaders and professionals. Youth travel programs provide opportunities for grade school, middle school and high school students to learn about the history, government, economy and culture of the foreign and domestic destinations they visit, as well as for middle and high school athletes to participate in international sports challenges. Our student leader programs provide educational opportunities for middle school and high school students to learn leadership, government, college admissions and community involvement skills at domestic destinations. Our professional programs emphasize meetings and seminars between delegates and persons in similar professions abroad. World Adventures Unlimited, Inc. provides adventure based travel packages for students, kindergarten through twelfth grade, to destinations outside of North America. Travel for these programs is not expected to start until 2010.

The BookRags’ website, www.bookrags.com, is an educational website that attracts millions of users each month. Students and teachers are able to “research anything” through over 8 million pages of content, including BookRags-created material, licensed material, user-generated content, and other third party content. This acquisition, which aligns with our mission of bridging cultural and political borders through education, is a thriving young business and is a complementary revenue stream to the seasonal nature of the student travel industry. Its key website metrics, including but not limited to, monthly page views, website visitors, and unique users, have had year-over-year growth. This acquisition was made for the purpose of owning a business that attracts millions of similar customers, however, we do not expect this business to perform at the level of our travel programs. We expect BookRags to continue to be profitable as it is still in a growth phase. We believe its revenues and earnings will be negatively impacted by the current economic conditions, but not to the extent of our educational travel business.

The key financial indicators that we use in managing our business and in evaluating our financial condition and operating performance are: program operating results; net operating income; deployable cash; free cash flow; net enrollments; various website metrics, including monthly page views, website visitors, and unique users; financial ratios; and leverage as shown on our consolidated balance sheet. Deployable cash, free cash flow, and net enrollments are non-GAAP measurements we utilize and are defined and further described in the sections captioned “Key Performance Non-GAAP Financial Indicators” below. The key macro-economic factors and non-financial indicators that affect our financial condition and operating performance include: military actions; terrorism; health concerns; economic stability; consumer discretionary spending; consumer confidence; foreign currency fluctuations; and interest rates.

Because our operating results depend primarily on income from our travel programs, delegate acquisition and retention costs influence our operating results. Additionally, the level of expenses required to promote and operate our programs will impact our operating results. The seasonality of our business is always a consideration, as the majority of our travel programs occur in June and July of each year, complimented by the majority of our content sales, which we expect to occur during the school year, from September to June. We have historically earned more than 80 percent of our annual revenues in the second and third quarters, which we anticipate will continue for the foreseeable future. Historically these seasonal revenues have more than offset operating losses incurred during the rest of the year.

For the remainder of 2009, our focus is targeted at the following: increase net enrollments for 2010 travel programs; improve margin through effective program cost management; manage operating expenses; maximize utilization of cash; develop our websites; improve brand recognition; investigate growth opportunities; and increase efficiency through improved business processes and automation. We will continue to seek opportunities to improve our performance and add complementary revenue streams, such as the agreement we signed with Discovery Education, Inc. during the first quarter of 2009. Please see “2010 Net Enrollments” below for further discussion on our 2010 outlook on delegate registrations.

Results of Operations

The following table sets forth the consolidated financial results and change in dollars and percentages for the periods indicated (in thousands):

Comparison of the Three Months Ended September 30, 2009 to the Three Months Ended September 30, 2008

	Three Months Ended September 30,
	2009	2008	$ Change	% Change
Total revenue	$36,407	$40,119	$(3,712)	(9%)
Cost of goods sold	3,206	7,101	(3,895)	(55%)
Gross margin	33,201	33,018	183	1%
Selling and marketing	11,281	11,272	9	0%
General and administrative expenses	3,252	2,822	430	15%
Operating income	18,668	18,924	(256)	(1%)
Other income	501	667	(166)	(25%)
Income before tax	19,169	19,591	(422)	(2%)
Income tax provision	6,664	6,293	371	6%
Net income	$12,505	$13,298	$(793)	(6%)

During the quarter ended September 30, 2009, we traveled 12,967 delegates, a decrease of 27 percent from 17,676 delegates during the comparable 2008 quarter. In the third quarter of 2009, total revenue decreased $3.7 million to $36.4 million from $40.1 million in the third quarter of 2008. Gross margin increased to $33.2 million in the third quarter of 2009 compared to $33.0 million in the third quarter in 2008. The decrease in revenue is due primarily to travelling fewer delegates partially offset by increased program prices and a larger percent of international travelers compared to the previous year. Increased gross margin resulted from the global economic slowdown, that reduced travel demand and supplier prices in 2009, enabling us to purchase our travel components at better than expected prices. In addition, BookRags’ year-over-year growth in the third quarter of 2009 resulted in revenue and gross margin of $0.7 million and $0.6 million, respectively. BookRags revenue and gross margin in the third quarter of 2008 was $0.6 million and $0.5 million, respectively.

Selling and marketing expenses were $11.3 million during both of the third quarters of 2009 and 2008. Expenses were flat year over year due to a $0.3 million write-off of computer equipment, which did not occur in the comparable 2008 quarter, a $0.2 million increase in depreciation expense, offset by a $0.4 million decrease in personnel costs from the reduction of employees in January of 2009. General and administrative expenses were $3.3 million and $2.8 million during the third quarters of 2009 and 2008, respectively. The $0.4 million increase was due to a $0.2 million increase in legal and professional fees, a $0.1 million write-off of computer equipment,  and a $0.1 million increase in depreciation on new technology assets, offset by a $0.1 million decrease in personnel costs.

Other income consisted primarily of interest income generated by our cash, cash equivalents and available-for-sale securities. We realized interest and dividend income of $0.5 million in the quarter ended September 30, 2009, compared to $0.7 million in the quarter ended September 30, 2008. The decrease in interest and dividend income is due to lower prevailing interest rates.

The income tax provision has been recorded based on a 34.8 percent and 32.1 percent estimated annual effective income tax rate, applied to the pre-tax income for the quarters ended September 30, 2009 and 2008, respectively. The difference from the statutory rate of 35 percent is primarily due to tax exempt interest income earned during the periods.

Comparison of the Nine Months Ended September 30, 2009 to the Nine Months Ended September 30, 2008

	Nine Months Ended September 30,
	2009	2008	$ Change	% Change
Total revenue	$92,589	$90,285	$2,304	3%
Cost of goods sold	13,815	17,080	(3,265)	(19%)
Gross margin	78,774	73,205	5,569	8%
Selling and marketing	29,411	29,606	(195)	(1%)
General and administrative expenses	9,924	8,913	1,011	11%
Operating income	39,439	34,686	4,753	14%
Other income	628	2,475	(1,847)	(75%)
Income before tax	40,067	37,161	2,906	8%
Income tax provision	13,637	12,153	1,484	12%
Net income	$26,430	$25,008	$1,422	6%

During the nine months ended September 30, 2009, we traveled 32,454 delegates, a decrease of 17 percent from 38,926 delegates during the same period one year ago. In the first nine months of 2009, total revenue increased $2.3 million to $92.6 million from $90.3 million in the first nine months of 2008. Gross margin increased to $78.8 million in the nine months ended September 30, 2009 compared to $73.2 million in the nine months ended September 30, 2008. The increase in revenue is mainly due to higher program prices as compared to the same period in 2008. The increase in gross margin is primarily due to traveling delegates at lower costs during the first nine months of 2009 compared to the same period in 2008. In addition, BookRags’ year-over-year growth in revenue, as well as including its results for the full nine months of 2009, led to revenue and gross margin of $2.3 million and $2.1 million, respectively. In 2008, from acquisition at May 15, 2008 to September 30, 2008, BookRags reported $0.9 million in revenue and $0.8 million in gross margin.

Selling and marketing expenses were $29.4 million and $29.6 million during the first nine months of 2009 and 2008, respectively. The $0.2 million decrease was primarily due to $0.6 million savings in personnel costs offset by a $0.3 million increase in depreciation expense. General and administrative expenses were $9.9 million and $8.9 million during the first nine months of 2009 and 2008, respectively. The $1.0 million increase was due to a $0.8 million increase in legal and professional fees and a $0.4 million increase in depreciation expense, which were partially offset by a $0.5 million reduction in personnel costs.

Other income consisted primarily of interest income generated by our cash, cash equivalents and available-for-sale securities and foreign currency losses. We realized other income of $0.6 million in the nine months ended September 30, 2009, compared to $2.5 million in the nine months ended September 30, 2008. The decrease in other income is due to $1.0 million foreign currency loss recorded early in the year on over-hedged foreign currency contracts for 2009 coupled with $0.9 million less in interest income that was caused by lower prevailing interest rates.

The income tax provision has been recorded based on a 34.0 percent and 32.7 percent estimated annual effective income tax rate, applied to the pre-tax income for the nine months ended September 30, 2009 and 2008, respectively. The difference from the statutory rate of 35 percent is primarily due to tax exempt interest income earned during the periods.

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

Segment results of operations for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Three months ended September 30, 2009			Three months ended September 30, 2008
	Travel Programs and Other	BookRags (1)	Consolidated	Travel Programs and Other	BookRags (1)	Consolidated
Total revenue	$35,752	$655	$36,407	$39,504	$615	$40,119
Cost of goods sold	3,111	95	3,206	7,026	75	7,101
Gross margin	32,641	560	33,201	32,478	540	33,018
Selling and marketing	11,123	158	11,281	11,126	146	11,272
General and administrative expenses	3,187	65	3,252	2,780	42	2,822
Operating income	18,331	337	18,668	18,572	352	18,924
Other income	501	—	501	657	10	667
Income before tax	18,832	337	19,169	19,229	362	19,591
Income tax provision	6,549	115	6,664	6,104	189	6,293
Net income	$12,283	$222	$12,505	$13,125	$173	$13,298

	Nine months ended September 30, 2009			Nine months ended September 30, 2008
	Travel Programs and Other	Book Rags (1)	Consolidated	Travel Programs and Other	Book Rags (1)	Consolidated
Total revenue	$90,246	$2,343	$92,589	$89,352	$933	$90,285
Cost of goods sold	13,531	284	13,815	16,970	110	17,080
Gross margin	76,715	2,059	78,774	72,382	823	73,205
Selling and marketing	28,876	535	29,411	29,388	218	29,606
General and administrative expenses	9,733	19	9,924	8,854	59	8,913
Operating income	38,106	1,333	39,439	34,140	546	34,686
Other income	627	1	628	2,460	15	2,475
Income before tax	38,733	1,334	40,067	36,600	561	37,161
Income tax provision	13,188	449	13,637	11,898	255	12,153
Net income	$25,545	$885	$26,430	$24,702	$306	$25,008

(1)
BookRags was acquired on May 15, 2008.Therefore the nine months ended September 30, 2008 do not represent full periods as they do in 2009 and are not comparable to the nine months ended September 30, 2009.

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

2010 Net Enrollments

Net enrollments consist of all participants who have enrolled in our programs less those that have already withdrawn. As of October 19, 2009, we had 19,919 net enrolled participants for our 2010 travel programs, compared to 26,925 net enrolled participants as of the same date last year for our 2009 travel programs.  The 26 percent decrease in net enrollments for our 2010 programs is likely to negatively impact our 2010 results. We believe the decline is caused primarily by the current economic conditions, a decline in consumer confidence and an increase in the unemployment rate. We have taken and will continue to take measures to mitigate these negative impacts, such as but not limited to implementing new enrollment strategies to increase retention efforts toward 2010 travel, and continuing to tightly manage our expenses. However, there can be no assurances that any of these measures will have any success, and if so, to what extent.

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

Deployable Cash Reconciliation (in thousands)
	September 30,		December 31,
	2009	2008	2008

Cash, cash equivalents and short-term available-for-sale securities	$80,301	$61,838	$74,425
Prepaid program cost and expenses	5,326	8,638	4,160
Less: Participants’ deposits	(16,539)	(21,976)	(44,166)
Less: Accounts payable/accruals/other liabilities	(13,606)	(10,850)	(4,473)
Deployable cash	$55,482	$37,650	$29,946

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

Free Cash Flow Reconciliation (in thousands except per share data)
	Nine months ended September 30,
	2009	2008
Cash flow from operations as reported	$12,708	$8,637
Purchase of property, plant, equipment and intangibles	(4,129)	(4,164)
Free cash flow	$8,579	$4,473
Weighted average shares outstanding – diluted	19,356	19,678
Free cash flow per share	$0.44	$0.23

 Liquidity and Capital Resources

Liquidity

At September 30, 2009, we had $80.3 million of cash, cash equivalents and short-term available-for-sale securities, including program participant funds of $16.5 million. At September 30, 2008, we had $61.8 million of cash, cash equivalents and short-term available-for-sale securities, including program participant funds of $22.0 million.

Net cash provided by operations for the nine months ended September 30, 2009 and 2008 was $12.7 million and $8.6 million, respectively. The increased cash flow from operations was primarily related to improved cash management. Positive operating cash flow was created by $6.9 million reduction in participant deposits, offset by $1.4 million increase in earnings, $1.6 million reduction in accounts receivable, $3.8 million reduction in prepaid program costs and a $1.9 million increase in accounts payable.

Net cash used in investing activities was $13.0 million and $1.7 million for the nine months ended September 30, 2009 and 2008, respectively. The increase is primarily due to a $20.5 million increase in cash used to purchase available-for-sale securities, offset by an $9.3 million decline in cash paid for BookRags in 2008.

Net cash used in financing activities for the nine months ended September 30, 2009 and 2008 was $3.5 million and $16.1 million, respectively. The net change in financing activities is primarily related to the change in stock repurchases and dividend payments. We repurchased $0.4 million of our Common Stock, or approximately 57,000 shares, during the first nine months of 2009 in comparison to $9.9 million of stock repurchases, or approximately 607,000 shares, during the first nine months of 2008. During the first nine months of 2009 and 2008, we paid $3.4 million and $6.6 million, respectively, in cash dividends to our shareholders.

Capital Resources

Our business is not capital intensive. However, we do retain funds for operating purposes in order to conduct sales and marketing efforts for future programs.

During the first nine months of 2009, we had an unused line of credit in the amount of $20.0 million. The line of credit covenants include deployable cash greater than zero, tangible net worth greater than $40.0 million and net income after taxes for the current and previous three quarters of greater than $4.0 million. At September 30, 2009, we were in compliance with all covenants. Additionally, we have no plans to draw any of these funds in the immediate future.

We continue to consider acquisitions of educational, travel and youth businesses that may require the use of cash and cash equivalents. No such acquisitions are currently pending and no assurance can be given that definitive agreements for any such acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to us.

We do not have any material capital expenditure commitments for 2009, not already presented within our September 30, 2009 financial statements. We believe that existing cash and cash equivalents and cash flows from operations will be sufficient to fund our anticipated operating needs and capital expenditures through 2009. For a more complete discussion of these and other contractual factors, please refer to our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed on March 12, 2009.

Market Risk

Financial Instruments

We classify our marketable debt investments as available-for-sale securities, which are carried at fair value. Estimated fair values have been determined in compliance with ASC 820. Unrealized gains and losses on available-for-sale securities are excluded from operations and reported as accumulated other comprehensive income, net of deferred income taxes. Realized gains and losses on the sale of available-for-sale securities are recognized on a specific identification basis in the statement of operations in the period the investments are sold.

We evaluate investment securities for other-than-temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, the securities will be written down to current market value, resulting in a loss recorded in the statement of operations. There were no investment securities that management identified to be other-than-temporarily impaired during the nine months ended September 30, 2009, because we do not intend and are not required to sell the debt securities before we have recovered the amortized cost basis of the securities. In addition, the amount of the decline is not severe, currently at 14% of the assets fair value, nor has it been in an unrealized loss position for a long duration of time. Realized losses could occur in future periods due to a change in our intent to hold the investments until recovery of the amortized cost, a change in our assessment of credit risk, or a change in regulatory or accounting requirements. Significant increases or decreases in the aggregate fair value of our available for-sale securities may affect our liquidity and capital resources, although we believe the credit ratings of investments held substantiate this risk as low.

In determining whether the current financial crisis will have an impact on the fair value of these investments, we considered the individual ratings of each bond and ARS held. With regards to bonds, we considered the following: the underlying rating of the issuer irrespective of the insurance; the performance of the issuer; the term of the bond; the quality of bond insurance provided by the rating of the bond insurer; and the fair value as of each reporting date. With regards to ARS, we considered the underlying credit quality of student loan portfolios and federal government backing of its collateral as a basis of its valuation. At the reporting dates and in the future we recognize that these investments are subject to general credit, liquidity, market and interest rate risks, which have been accentuated by the current global financial crisis. The fair value of these investments accordingly will continue to change, and we will continue to evaluate their carrying values.

Foreign Currency Exchange Contracts

The majority of our travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. Our processes include a program to provide a hedge against certain of these foreign currency risks, and we use forward contracts that allow us to acquire the foreign currency at a fixed price for a specified point in time. All of the derivatives are cash flow hedges and qualify for cash flow hedge accounting under ASC 815.

We account for these foreign exchange contracts and options in accordance with the provisions of ASC 815. The statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For qualifying cash-flow hedge transactions in which we are hedging the variability of cash flows related to a forecasted transaction, changes in the fair value of the derivative instrument are reported in other comprehensive income. The gains and losses on the derivative instruments that are reported in other comprehensive income are reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedged transactions is recognized in current period earnings. Unrealized gains and losses on foreign currency exchange contracts that are not qualifying cash-flow hedges as defined by ASC 815 are recorded in the statement of operations.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We consider our policies associated with cash and investments, valuation of goodwill and intangible assets, income taxes, foreign currency contracts, revenue recognition, stock-based compensation and contingencies and litigation to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to our critical accounting policies and methodologies as discussed in our Annual Report on Form 10-K filed March 12, 2009.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information contained in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” is incorporated by reference.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of September 30, 2009, the end of the period covered by this report, our chief executive officer and chief financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

 (b) Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the third quarter of 2009.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

The information contained in Footnote 8, "Contingencies” is incorporated by reference.

On October 27, 2009, the Company was informed by the SEC that it had issued a formal order of investigation with respect to trading in the Company's securities.  The Company believes that the investigation is for the period August through December, 2007.  In connection with the investigation, the Company, certain of its officers, directors and employees, as well as other persons, have received subpoenas from the SEC requesting information.  The SEC has indicated that the investigation should not be construed as an indication that any violation of law has occurred or as an adverse reflection upon any person, entity or security.  The Company intends to cooperate fully with the investigation.

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

AMBASSADORS GROUP, INC.

Date: November 5, 2009	By:	/s/ JEFFREY D. THOMAS
Jeffrey D. Thomas
Chief Executive Officer

EXHIBIT INDEX

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002