Form 10-K
period 2009-12-31
AMBASSADORS GROUP INC
filed 2010-03-02
CIK 1162315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the Common Stock on the NASDAQ Stock Market on June 30, 2009, was $117.9 million. Shares of Common Stock held by each executive officer and director, and by each individual and entity that owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of February 18, 2010 was 19,018,865.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

PART I

Item 1.           Business

Ambassadors Group, Inc. (“Ambassadors,” “Company,” “we,” “us” or “our”) is a leading educational company that organizes and promotes worldwide travel programs for students, athletes and professionals, and provides over 8 million pages of online research content through www.BookRags.com. We were founded in 1967, reincorporated in Delaware in 1995, and operated as Ambassadors Education Group, a wholly owned subsidiary of Ambassadors International, Inc. (“International”) until February 2002. Effective February 28, 2002, Ambassadors spun off from International by virtue of a special stock dividend to International’s shareholders of all of the outstanding shares of our Company that International owned (the “Distribution”). Beginning March 1, 2002, we began operating as an independent stand-alone company. Trading of our Common Stock on the NASDAQ Stock Market began on March 1, 2002 under the symbol “EPAX.” Our principal offices are located in Spokane, Washington, USA.

Our travel business consists of several specialized private-label educational travel programs, including (i) the “People to People Student Ambassador Programs” (“Student Ambassador Programs”), which provide opportunities for grade school, middle school and high school students to visit domestic and foreign destinations to learn about the history, government, economy and culture of such countries, (ii) the “People to People Sports Ambassador Programs” (“Sports Ambassador Programs”), which provide opportunities for middle school and high school athletes to participate in international sports challenges, (iii) the “People to People Leadership Summit,” and “World Leadership Forum” (“Leadership Programs”), which provide domestic travel experiences for grade school, middle school and high school students emphasizing leadership, community involvement, and government education, (iv) the “People to People Citizen Ambassador Programs” (“Citizen Ambassador Programs”), which provide foreign travel experiences for professionals, with emphasis on meetings and seminars between delegates and persons in similar professions abroad and (v) “Discovery Student Adventures”, which provide opportunities for grade school, middle school and high school students to visit foreign destinations with an emphasis on adventure and scientific exploration.

 Since 1995, we have expanded our travel operations primarily through internal growth and three acquisitions of educational or travel related businesses. Since 1963, we have organized programs for nearly 515,000 students, athletes, and adults. Our educational travel programs feature visits abroad, including, but not limited to, Antarctica, Australia, China, France, Germany, Great Britain, Italy, New Zealand, and South Africa. In 2009, 34,248 delegates, including students from 95 different countries, traveled on our programs to 47 countries on seven continents.

We have the exclusive right from People to People International (“People to People”) to develop and conduct student programs for kindergarten through high school students using the People to People name. We also have the non-exclusive right to develop, market and operate programs for professionals, college students and athletes using the People to People name. At the present time, we are the only entity that has been given this right by People to People. These rights, granted pursuant to agreements with People to People, expire in 2020. People to People is a private, non-profit organization dedicated to the promotion of world peace through cultural exchange. We also have the exclusive right from Discovery Education, Inc. (“Discovery Education”) to develop and conduct international student programs for kindergarten through high school students using the Discovery Education marks and the name “Discovery Student Adventures.” In addition, we have the first right of refusal to develop, market and operate programs for students to domestic destinations. These rights, granted pursuant to agreements with Discovery Education, expire in 2014.

People to People was founded by President Dwight D. Eisenhower in 1956 and was originally administered by the U.S. State Department. Eight U.S. presidents since President Eisenhower have served as the honorary chairman of People to People. Mary Eisenhower, the president and chief executive officer of People to People, also continues her grandfather’s legacy by serving the organization.

We believe that our 43 years of continuous experience, relationships arising from organizing travel programs, and our association with People to People have provided the foundation for our Company. This foundation allows us to develop and maintain strong strategic alliances and a competitive edge in the educational and travel industries at a competitive program cost. This foundation also allows us to provide high-quality and unique educational programs and customer service. We intend to continue to grow our business internally through marketing enhancements, new programs and strategic alliances, and may make selective acquisitions of and/or joint agreements with travel, education, and direct marketing related businesses.

On May 15, 2008, we acquired 100 percent of the stock in the educational website BookRags, Inc. (“BookRags”) (www.BookRags.com). BookRags was founded in 1999. It initially started as a source for online book summaries and notes, and has grown to include a wide variety of content, including lesson plans, film summaries, biographies, and literary criticisms. The BookRags’ demographic is similar in nature to that of Ambassador Programs, Inc.(“Ambassador Programs”) and although it is not travel related, BookRags is a complementary fit to our business model in relation to marketing opportunities, as well as the seasonality of our travel business. The results of BookRags have been consolidated into our results of operations since May 15, 2008.

On January 15, 2009, our subsidiary, World Adventures Unlimited, Inc. (“WAU”) (fka ‘Ambassadors Specialty Group, Inc.’), signed a five year license agreement with Discovery Education. The agreement grants us the exclusive right to license all-inclusive land based group travel packages for students in kindergarten through twelfth grade to destinations outside of North America using the Discovery Education marks and the name “Discovery Student Adventures". Pilot programs were operated in the summer of 2009 in preparation for Discovery Student Adventures’ inaugural 2010 travel season. Costs of operating the pilot programs, as well as general start-up costs, have been consolidated into our results of operations since January 15, 2009.

Student Ambassador Programs

Our Student Ambassador Programs provide an educational opportunity for students in grade school, middle school and high school to travel to one or more foreign countries or domestically, and to learn about the history, government, economy and culture of such countries. We market our Student Ambassador Programs  predominantly through a combination of direct mail and local informational meetings primarily from August through February. Our representatives review candidate applications and conduct selection interviews throughout the country. Accepted applicants participate in orientation meetings to prepare for their educational travel programs.

Our Student Ambassador Program delegations depart primarily during the summer months, June through August, and generally travel for approximately fourteen to twenty-three days, during which time each delegation visits one or more countries. Each delegation generally consists of approximately 30 to 40 students and is accompanied by several teachers and local guides in each country who assist the delegations for the duration of each program. Teachers and students composing a delegation generally come from the same locale.

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

Sports Ambassador Programs

Our Sports Ambassador Programs provide an opportunity for student athletes in middle school and high school to explore the host country’s culture and most participate in international tournaments with teams from across the world in different sports. We market our Sports Ambassador Programs through a combination of direct mail and local informational meetings. We have also partnered with key organizations to promote our programs at local and national tournaments.  Interested athletes apply to the program and are interviewed by our representatives, after which the selected athletes are accepted for the program.

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

Leadership Programs

Our Leadership Programs provide the opportunity for motivated students with academic promise, leadership potential and a desire to serve their communities to travel domestically and internationally to exchange ideas with renowned speakers, field specific experts, professional educators and their peers. These programs are specifically designed for students in fifth through twelfth grades. In addition to the academic coursework, delegates engage in specially designed leadership study, team-building and leadership-building exercises.

We market the Leadership Programs through direct-mail marketing and online efforts throughout the year. Students travel throughout the year for approximately five to ten days. Leadership Programs include group discussions, workshops, educational meetings and other social and recreational activities. Programs originate from our internal marketing and research staff, who identify academic topics, speakers and facilitators. We organize and operate all activities of most of our Leadership Programs, including speakers, facilitators, events, accommodations and transportation.

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

Citizen Ambassador Programs

Our Citizen Ambassador Programs provide professionals with common interests the opportunity to travel abroad to meet and exchange ideas with foreign citizens who have similar backgrounds, interests or professions. Citizen Ambassador Programs are developed and travel throughout the year. Direct-mail invitations are sent to candidate delegates approximately six to eight months prior to the travel period for the delegation. Each program is designed to meet the interests of the individual delegates, and travels for eight to twelve days, with an optional additional cultural exchange following each program. Programs originate from our internal development and research staff, who identify potential delegation topics and leaders. Professional programs have been conducted in such areas as agriculture, economics, education, law, medicine and science. Many of our professional programs provide continuing educational credit for the delegates as part of the program experience. Continuing education credits are granted through alliances with professional and academic institutions, including the Wilderness Medical Society, the University of Pittsburgh, the American Bar Association, many state bar associations and other professional associations and societies.

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

Discovery Student Adventures

Discovery Student Adventures provide students age ten through eighteen and their teachers an opportunity to feed their curiosity about the world and experience rare and adventurous activities. As is suited to programs associated with Discovery Education, the trips provide immersive education in the sciences and personal access to researchers and experts in biology, ecology, geology, and other fields.

Trips are seven to sixteen days in length and take place each spring and summer to destinations from the Arctic to South Africa. Invitations are sent throughout the year to kindergarten through twelfth grade educators to lead travel groups and expand their students’ education. Pilot programs were operated in the summer of 2009 in preparation for Discovery Student Adventures’ inaugural 2010 travel season.

Educators leading the trips may be eligible for continuing education credit, and students in grades nine through twelve may choose to earn transferable high school credit as part of the academic program.

BookRags

The BookRags’ website, www.BookRags.com, is an educational website that attracts millions of users and advertisers each month. Students and teachers are able to “research anything” through over 8 million pages of content, including BookRags-created material, licensed material, user-generated content, and other third party content. BookRags provides book summaries, critical essays, as well as online study guides, biographies and references to encyclopedia articles. Due to the nature of this business and the users of the website, most of BookRags’ revenues are earned during the months of September through June.

Segment Information

Historically, our operations were organized into one operating segment, consisting of out-of-classroom educational travel services to students, professionals and athletes through multiple itineraries within various travel program types. The five types of travel programs have been aggregated as a single reporting segment based on the similarity of their economic characteristics and services provided. Beginning May 15, 2008, with the acquisition of BookRags, our operations were organized into two operating segments, which have been determined to be two reporting segments. These two reporting segments are (1) Ambassador Programs and Other, representing our travel programs and (2) BookRags, an internet research site housing content sales and advertising revenue. The acquisition of BookRags aligns with our mission of bridging cultural and political borders through education See Note 15, Segment Reporting, in our consolidated financial statements in this Form 10-K for further segment information.

Academic Accreditation

Since 2004, we have been academically accredited through the Northwest Association of Accredited Schools. We developed the Washington School of World Studies to provide an opportunity for high school students to earn academic credit through their participation in the Student Ambassador Programs, Sports Ambassador Programs,  Leadership Programs, or Discovery Student Adventures. The courses offered by the Washington School of World Studies emphasize the total learning experience of the participant while preparing for and participating in the selected program. In addition to elective academic credit, students are eligible to earn service-learning credits on select programs after successfully completing the course requirements. Since inception, the Washington School of World Studies has granted approximately 182,000 academic and service-learning credits.

Since 2007, we have been able to provide teacher leaders with continuing education units from their study and work as leaders through the International Association for Continuing Education and Training (“IACET”).  As an authorized IACET provider, we have granted approximately 2,500 continuing education units.

Our delegates and teacher leaders are also able to earn academic credit through Eastern Washington University’s Eisenhower Center (“EWU”). Student Ambassadors in grades nine through twelve may enroll in EWU courses and earn up to 12 credits. In addition, Student Ambassadors in grades seven and eight are eligible to earn one credit per course. Teacher leaders many enroll in EWU courses and earn up to five credits. Between 1980 and 2009, Student Ambassadors transferred more than 42,500 college credits from EWU to universities of their choice. Since 2006, teacher leaders have earned more than 1,950 college credits from EWU.

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

Service and Trademarks

We have registered or applied for a variety of service and trademarks, including, but not limited to, the names “People to People Ambassador Programs,” “People to People Student Ambassador Programs,” “People to People Sports Ambassador Programs,” “People to People Citizen Ambassador Programs,” “People to People Leadership Programs,” “BookRags” and “Society for Global Citizens.” In addition, we have the right, subject to certain exceptions, to use the People to People and Discovery Education name, service mark and logo for use in our marketing. We believe that the strength of our service and trademarks is valuable to our business and intend to continue to protect and promote our marks as appropriate. We believe that our business is not overly dependent upon any one trademark or service mark.

Insurance

We maintain insurance coverage that we believe is adequate for our business, including, but not limited to, professional and general liability insurance. We also maintain insurance coverage on our leased real property and personal property on a replacement cost basis. There is no assurance that the insurance maintained by us will be adequate in the event of a claim, that such insurance will cover a claim or loss, or continue to be available in the future.

Employees

On December 31, 2009, we employed 251 employees, of which 244 were full-time employees. Of our full-time employees, 223 are located in Spokane, Washington, six are located in Seattle, Washington, seven are located in Washington, D.C, and eight are located in various states across the United States to serve as local field representatives. We have 154 full-time employees engaged in selling and marketing and 90 full-time employees in general and administrative positions. We also employ a temporary workforce on a seasonal basis to assist with our direct marketing efforts in recognition of the fact that our travel programs are seasonal in nature. None of our employees are subject to collective bargaining agreements or are represented by a union. We believe that our labor relations are good.

Competition

The travel industry and the educational segment within the travel industry are highly competitive. Our Student Ambassador Programs, Sports Ambassador Programs, Leadership Programs and Discovery Student Adventures compete with similar educational travel programs operated by other individuals and organizations, as well as independent programs organized and sponsored by local teachers with the assistance of local travel agents. Our Sports Ambassador Programs also compete with independent organizations, which coordinate and travel already intact teams for international competition. Citizen Ambassador Programs compete with independent professional associations and educational institutions, which sponsor and organize their own travel programs through the assistance of local travel agents, and other organizations that design travel programs and continuing professional education for adults.

We believe that the principal basis of competition in the educational travel segment of the market is the quality and uniqueness of the educational program offered, customer service, safety, reputation and program cost. We believe that our 43 years of experience organizing student and professional educational programs and established relationships with public officials, organizations and residents in countries where we provide programs, as well as our agreements with People to People and Discovery Education, allow us to provide an educational opportunity that is not easily duplicated by competitors’ programs.

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

BUSINESS STRATEGY

We believe that high-quality programs and exceptional customer service are and will remain key elements of our success. Our strategy is to maintain our high quality and unique out-of-classroom educational experiences while increasing the volume of business. To grow the business, we intend to (i) introduce new and expand existing marketing channels and to increase volume of current educational travel programs, (ii) introduce new educational travel programs independently and through strategic alliances, (iii) further develop our internet presence, and (iv) pursue acquisition opportunities.

Expand the Marketing and Travel Volume

U.S. Census data projects that there will be more than 42.8 million people in the 10- to 19-year-old age range by 2015, from 41.1 million people in 2010. We believe that a large number of qualified students in this age group are not aware of our youth travel programs. In light of these factors, we intend to further develop our marketing techniques by making greater use of referrals from teachers, parents and past student travelers, targeting strategic partnerships,  and expanding and refining our extensive databases of potential customers using more precise business intelligence techniques.

According to U.S. Census data, the number of Americans 45 to 74 years old is expected to grow substantially, increasing to more than 110.4 million people in 2015, from 102.3 million people in 2010. We expect this trend to benefit our program growth, as this population segment historically has been the most likely to participate in one of our professional travel programs. In addition, we believe that American adults interested in traveling abroad will increasingly seek convenient and unique experiences. Consequently, we believe that the opportunity exists to expand the professional educational travel programs by continuing to increase the quality and number of specialty professional programs, including professional education credit opportunities, and by exploring new country destinations. We continue to look for alliances with partners that have strong brand recognition and access to well-defined customer segments.

Introduce New Programs

We continually seek to develop and introduce additional innovative and educational experiences. We intend to maintain our contacts with foreign governmental agencies and officials and utilize these and other foreign contacts to organize opportunities for our program delegates that other travel programs do not currently offer. In addition, we may develop new youth travel programs organized around common extracurricular activities such as science, nature and music.

Expand Website Traffic

According to the U.S. Census, there will be over 48 million people in the United States by 2015 between the ages of 14 and 24. Worldwide, there will be almost 1.4 billion people between the ages of 15 and 24. According to internetworldstats.com, worldwide penetration of the Internet is below 26% at the end of 2009, but is rapidly growing. As we continue to add content, resources, tools and functionality to our websites, we anticipate increasing our appeal to and penetration of these ages as well as other age groups.

Pursue Acquisition Opportunities

We consider the travel and youth education industries encompassed by our business to be large and fragmented, which present attractive acquisition opportunities. We believe acquisitions of businesses that are either compatible with our current business or represent a developing specialty segment may be an opportunity for future growth.

Item 1A.           Risk Factors

The following risk factors could materially and adversely affect our future operating results and could cause actual results to differ materially from those predicted in forward-looking statements we make about our business.

A decline in the travel industry could adversely affect our results of operations.

Our results of operations will depend upon factors affecting the travel industry in general. Our enrollments and resulting revenues and earnings are especially sensitive to events that affect domestic and international air travel and the level of hotel reservations. A number of factors, including a rise in fuel prices or other travel costs, excessive inflation, currency fluctuations within the global market, the strength of the dollar, foreign taxation changes, extreme weather conditions and concerns about passenger safety could result in a temporary or longer-term overall decline in demand for our programs. Also, demand for our products and services may be significantly affected by the general level of economic activity and employment levels in the United States and key international markets. Therefore, the economic downturn or a recession in the United States or these other markets could have a material adverse effect on our business, financial condition, cash flows and results of operations. Currently, the United States and other markets are facing these conditions which has impacted the travel industry, the markets in which we operate, our operations and profitability. We expect these conditions will continue to impact our operations and profitability.

Business interruption due to adverse weather conditions or natural disasters, international political climate, armed conflicts, terrorist and threats thereof, and other world events or other incidents affecting the health, safety, security and/or program satisfaction of individuals could have an adverse affect on our profitability.

Demand for our travel programs may be adversely affected by natural occurrences such as hurricanes, earthquakes, epidemics or other disease outbreaks such as influenza, and flooding in geographic regions in which we conduct travel programs. The occurrence of any of the events described above or other unforeseen developments in one or more of these regions would have a material adverse effect on our business, financial condition, cash flows, and results of operations.

Our operations are subject to special risks inherent in doing business internationally, as a substantial portion of our travel programs are conducted outside the United States. Historically, gross program receipts from programs to Europe, the South Pacific (Australia and New Zealand) and China have accounted for a majority of our receipts. Risks inherent in doing business internationally include potential adverse effects on operations from war, U.S. military deployments, international and domestic terrorism, civil disturbances, political instability, foreign currency exchange rates, governmental activities and deprivation of contract rights.

Periods of international and domestic unrest have reduced demand for our travel programs and could have a material adverse effect on our business and results of operations. Examples of such past events include, but are not limited to, war in Iraq in 2003 and various terrorist attacks, such as the attempted airliner terrorist attack on December 25, 2009, the attacks that occurred in India on November 26 through 29, 2008, London on July 7 and 21, 2005, and in the United States on September 11, 2001. A continued U.S. military response and other acts of violence or war have and will affect the travel industry generally, the markets in which we operate, and our operations and profitability. Further terrorist attacks against the United States or U.S. businesses and citizens at home and abroad may occur. The September 11 attacks had a very negative impact on domestic and international air travel and the travel industry in general. The potential long-term effects of these events are uncertain for our customers, the market for our Common Stock, the markets for our services and the U.S. economy. The consequences of any terrorist attacks, or any armed conflicts including war which may result, are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or operations. Historically, we have experienced increased cancellations for our travel programs during such times.

Our financial results are subject to fluctuations due to the seasonality of our business.

Our business is highly seasonal. The majority of our travel programs are scheduled in June and July of each year, mildly complemented by the majority of content sales which occur during the school year, primarily September to June. We anticipate that this trend will continue for the foreseeable future. We recognize gross program receipts, revenues and program pass-through expenses upon the departure of our program delegates for the majority of our programs. Substantially all of our operating income is generated in the second and third quarters, which historically has offset the operating losses incurred during the rest of the year. Annual results would be adversely affected if our revenues were to be substantially below seasonal norms during the second and third quarters of the year. Furthermore, our operating results may fluctuate as a result of many factors, including the mix among five different travel programs and program destinations offered by us and our competitors, the introduction and acceptance of new programs and program enhancements by us and our competitors, timing of program completions, cancellation rates, competitive conditions in the industry, marketing expenses, extreme weather conditions, international or domestic conflicts, timing of and costs related to acquisitions, changes in relationships with certain travel providers, economic factors and other considerations affecting travel. As a result of the foregoing, annual or quarterly operating results may be below the expectations of public market analysts and investors. In such event, the price of our Common Stock could be materially and adversely affected.

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

Our inability to use established brands, such as the “People to People” and “Discovery Education” names, could significantly impact our success in attracting future travelers.

Our agreements with People to People give us the exclusive right to develop and conduct programs for kindergarten through high school students using the People to People name, and the non-exclusive right to develop and conduct programs for professionals, college students and athletes using the People to People name. Our agreements with People to People, however, allow People to People to continue to conduct college and professional seminars and internship programs and to develop other sports and professional programs. Our agreements with People to People expire in 2020. Our agreement with Discovery Education gives us the exclusive right to license all-inclusive programs for kindergarten through high school students using the Discovery Education marks and the name “Discovery Student Adventures." We believe that we derive benefit from our ability to market our programs using the People to People and Discovery Education names. If our agreements with People to People and Discovery Education were terminated or if we were unable to use the branded names to market new programs or destinations, this could have a material adverse effect on our business, financial condition, cash flows and results of operations. Similarly, if our relationship with People to People or Discovery Education is disrupted or is adversely impacted because People to People or Discovery Education experiences interruption, delay or ceases operations in the future for any reason, our business could be harmed and our stock price may decline.

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

Our performance is substantially dependent on the continued services and performances of our senior management and certain other key personnel. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, financial condition and results of operations. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled managerial, marketing and customer service personnel. The failure to retain and attract necessary managerial, sales, marketing and customer service personnel could have a material adverse effect on our business, financial condition, cash flows and results of operations.

We depend on the effectiveness of marketing to obtain individuals to travel on our programs and to use our website.

Our performance in our travel programs is substantially dependent on the effectiveness of our direct and indirect marketing efforts, including but not limited to, names sources used to identify potential participants for our programs, direct mail, online presence and local informational meetings. Failure or underperformance of our marketing efforts, including changes in the direct-mail environment and the Company’s reputation with teachers could have a material adverse effect on our business, financial condition, cash flows and results of operations. Such changes in the direct-mail environment could include, but are not limited to, a threat of disease or bioterrorism within the mail environment and new or different regulatory schemes or changes in costs or services by the United States Postal Service. In addition, the performance of our research segment is dependent on advertising rates. Changes affecting advertising fees and reduced traffic could have an impact on operations.

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

Litigation may subject us to significant litigation costs, judgments, fines and penalties that may not be covered by or may be in excess of available insurance coverage, and may divert management’s attention and resources from our business.

Due to the nature of our business and being a publicly held company, we may be subject to liability claims arising out of perceived wrong doing related to management’s decisions, securities claims, governmental investigations, business operations, or accidents or disasters causing injury to delegates on our programs, including claims for serious personal injury or death. We believe that we have adequate liability insurance for risks arising in the normal course of our business. Although we have experienced no claims for which we did not have adequate insurance coverage, there can be no assurance that insurance coverage will be sufficient to cover one or more large claims or that the applicable insurer will be solvent at the time of any covered loss. Further, there can be no assurance that we will be able to obtain insurance coverage at acceptable levels and cost in the future. Successful assertion against us of one or a series of large uninsured claims, or of one or a series of claims exceeding any insurance coverage could have a material adverse effect on our business, financial condition, cash flows and results of operations. In addition, liability claims asserted against us may also divert management’s attention and resources from our business to participation in the litigation process and defense of these asserted claims. See Note 10, Commitments and Contingencies, to the consolidated financial statements for a description of the claims that have been made against us.

If we are unable to successfully manage the growth in our business, our prospects may be limited and our future profitability will be decreased.

Our performance is dependent on our ability to grow our business and expand the marketing and volume of our educational travel programs, increase the number of website visitors and unique users, and develop our brands. In addition, our ability to grow is dependent on our ability to find and integrate acquisitions or strategic alliances. Failure to meet growth strategies or any minimum volume requirements pertaining to vendor or strategic alliance agreements could have a material adverse effect on our business, financial condition, cash flows and results of operations.

We are exposed to concentration of credit risk that could affect our results of operations.

Cash, cash equivalents and available-for-sale securities are exposed to concentrations of credit risk. We place our cash and temporary cash investments with high credit quality institutions. At times, such balances may be in excess of the federal depository insurance limit or may be on deposit at institutions which are not covered by this insurance. If such institutions were to become insolvent while holding our cash, cash equivalents or available-for-sale securities in excess of the insurance limit, we could suffer losses or it could be necessary to obtain credit financing to operate our travel programs.

Our short-term investments primarily consist of municipal bonds and our long-term investments consist of auction rate securities ("ARS"). The credit markets are currently experiencing significant uncertainty, however our investments are in high-quality, tax-exempt municipal obligations and our ARS are insignificant compared to our total investment portfolio. See Note 4, Investments and Fair Value Measurements, in our consolidated financial statements in this Form 10-K for further information.

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

One of our growth strategies is to acquire businesses that complement our existing businesses. Target acquisitions may have an impact on costs, revenues, cash flows, and our financial position, such as the acquisition of BookRags, on May 15, 2008. Acquisitions involve risks and uncertainties, including difficulties in integrating acquired operations and in realizing expected opportunities, diversions of management resources and loss of key employees, challenges with respect to operating new businesses, and other unanticipated risks and liabilities.

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
• General market conditions;
• Fair value adjustments associated with impairment of investments, goodwill, intangible assets or fixed assets;
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

Item 1B.           Unresolved Staff Comments

None.

Item 2.           Properties

We own an office building, approximating 132,000 square feet, in which our headquarters are located in Spokane, Washington. Our facilities are well maintained, in good operating condition and provide adequate capacity for our needs. We have the ability to expand our capacity for growth if we should need to in the future. At December 31, 2009, Ambassadors Group, Inc. and its subsidiaries are the occupants of this property.

We also occupy two additional office spaces. One space totals approximately 2,400 square feet in Arlington, Virginia, pursuant to a lease which expires April 30, 2011 and is occupied by Ambassador Programs. The other totals approximately 2,200 square feet in Seattle, Washington, pursuant to a lease which expires on February 28, 2011 and is occupied by both Ambassador Programs and BookRags. Both facilities are well maintained, in good operating condition and provide adequate capacity for our needs.

  Item 3.           Legal Proceedings

On July 14, 2009, a securities class action was filed against us and certain of our executive officers on behalf of all persons or entities who purchased our Common Stock between February 8, 2007 and October 23, 2007.  The class action was filed in the United States District Court for the Eastern District of Washington by plaintiff Plumbers Union Local No. 12 Pension Fund (“Plumbers Union”).  On October 22, 2009, the Court appointed International Brotherhood of Electrical Workers Local 351 (“IBEW 351)” as lead plaintiff. On November 23, 2009, lead plaintiff IBEW 351 filed a motion to withdraw as lead plaintiff and sought appointment of Plumbers Union as substitute lead plaintiff.  On January 7, 2010, a hearing was held and the Court appointed Plumbers Union as lead plaintiff and required any amended complaint shall be served and filed on or before January 11, 2010.  Plumbers Union filed its amended complaint on January 11, 2010. The amended complaint alleges that the defendants violated federal securities laws by making untrue statements of material fact and/or omitting to state material facts, thereby artificially inflating the price of our Common Stock. We have reviewed the amended complaint and deny the allegations contained therein.  We have tendered our defense and indemnity under applicable insurance coverage and defense counsel in Seattle, Washington has been retained to represent us. We believe that the likelihood that our Company will ultimately incur a loss in connection with this litigation is remote. We cannot estimate the possible loss to our Company, if any, at this time. The actual cost to resolve this case will depend upon many factors such as the outcome of mediation, pre-trial motions, trial and any appeals. However, we believe any loss incurred will not have a material adverse effect on our business, financial condition, cash flows or results of operations. We intend to vigorously defend this lawsuit and any alleged claims for damages.

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

Item 4.           Reserved

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock has been traded on the NASDAQ Stock Market under the symbol “EPAX” since March 1, 2002.

As of February 18, 2010, the last reported sale price of our Common Stock was $11.44. The following table sets forth the high and low sale prices of a share of our Common Stock as reported on the NASDAQ Stock Market on a quarterly basis for our fiscal years ended December 31, 2009 and 2008.

	High	Low
Quarter ended March 31, 2009	$11.47	$6.20
Quarter ended June 30, 2009	$14.06	$7.56
Quarter ended September 30, 2009	$17.29	$12.01
Quarter ended December 31, 2009	$17.09	$11.28

Quarter ended March 31, 2008	$20.80	$16.40
Quarter ended June 30, 2008	$20.42	$14.90
Quarter ended September 30, 2008	$19.99	$13.31
Quarter ended December 31, 2008	$16.35	$7.42

Performance Graph

The following graph compares our cumulative total shareholder return with the NASDAQ Stock Market Index and the Russell 2000 Index. The graph assumes that $100 was invested on December 31, 2004 in our Common Stock and in each of the indexes mentioned above and that all dividends were reinvested.

The performance graph is being furnished by us and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed to be incorporated by reference in any filing under the Act, or the Exchange Act.

Holders of Record

As of February 18, 2010, there were approximately 54 holders of record of our Common Stock, according to our registrar. This number does not include beneficial owners holding shares through nominee or street name.

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

During 2008 and 2009, and through February 2010, our Board of Directors declared the following dividend payments:

Declaration Date	Record Date	Payment Date	DividendPer Share
February 13, 2008	February 27, 2008	March 12, 2008	$0.115
May 8, 2008	May 22, 2008	June 5, 2008	$0.115
August 26, 2008	September 9, 2008	September 23, 2008	$0.115
November 13, 2008	November 26, 2008	December 10, 2008	$0.115
February 26, 2009	March 12, 2009	March 26, 2009	$0.06
May 7, 2009	May 21, 2009	June 4, 2009	$0.06
August 13, 2009	August 27, 2009	September 10, 2009	$0.06
November 12, 2009	November 25, 2009	December 9, 2009	$0.06
February 16, 2010	March 2, 2010	March 16, 2010	$0.06

Transfer Agent and Registrar

BNY Mellon Shareowner Services serves as transfer agent and registrar of our Common Stock.

Equity Compensation Plan Information

The following tables provide information as of December 31, 2009 about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans.
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,018,896	$11.17	1,077,675
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,018,896	$11.17	1,077,675

Issuer Purchases of Equity Securities

Between May 2004 and December 2006, our Board of Directors authorized the repurchase of up to $25.0 million of our Common Stock in the open market or through private transactions. On November 8, 2007, our Board of Directors increased the authorized Common Stock repurchase plan amounts to $45.0 million. On November 13, 2008, our Board of Directors, again, increased the authorized Common Stock repurchase plan amounts to $55.0 million. There is no expiration date to repurchase Common Stock. During the quarter ended December 31, 2009, we repurchased 16,337 shares of our Common Stock for $0.2 million. Since inception through December 31, 2009, we have repurchased approximately 1,902,550 shares of our Common Stock, adjusted to reflect the effect of our two-for-one stock split of our Common Stock, for an approximate total of $35.9 million. As of December 31, 2009, approximately $19.1 million remained available for repurchase under the plan. Subsequent to December 31, 2009, no Common Stock has been repurchased. The following is a summary of issuer purchases of equity securities during the quarter ended December 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Program
Available for repurchase at September 30, 2009				$19,297,975
October 1 – October 31, 2009	—	—	—	19,297,975
November 1 – November 30, 2009	16,337	$12.25	16,337	19,097,847
December 1 – December 31, 2009	—	—	—	19,097,847
	16,337	$12.25	16,337	$19,097,847

Independent of this share repurchase plan, during the first quarter of 2007, our Board of Directors approved a single repurchase of 1.2 million shares of common stock for approximately $33.0 million.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2009, we sold no equity securities that were not registered under the Act.

Item 6.           Selected Financial Data

This section presents our historical financial data, which should be read carefully with the financial statements included in this Form 10-K, including the notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The statement of operations data for each of the years in the three-year period ended December 31, 2009, and the consolidated balance sheet data as of December 31, 2009 and 2008 have been derived from audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007, 2006 and 2005 have been derived from the audited consolidated financial statements, which are not included in this Form 10-K. Historical results are not necessarily indicative of future results.

	December 31,
	2009 (C)(D) (E)	2008 (C) (D)	2007	(C)	2006	(C)	2005
	(in thousands, except per share data)
Statement of Operations data:
Net revenue, non-directly delivered programs (A)	$69,279	$65,656	$84,512		$69,554		$64,321
Gross revenue, directly delivered programs (A)	$26,036	$30,374	$30,021		$19,401		$4,969
Internet content and advertising revenue	$3,300	$1,897	$—		$—		$—
Total revenue	$98,615	$97,927	$114,533		$88,955		$69,290
Cost of sales, directly delivered programs	$14,422	$18,856	$18,488		$11,473		$2,841
Cost of sales, internet content and advertising	$389	$192	$—		$—		$—
Gross margin	$83,804	$78,879	$96,045		$77,482		$66,449
Selling and marketing expenses	$39,021	$40,842	$38,943		$31,638		$27,574
General and administrative expenses	$14,604	$12,568	$15,274		$11,721		$8,185
Operating income	$30,179	$25,469	$41,828		$34,123		$30,690
Operating margin	36%	32%	44%		44%		46%
Net income	$20,337	$18,546	$31,047		$26,692		$22,410
Earnings per share – basic (B)	$1.06	$0.97	$1.58		$1.29		$1.10
Earnings per share – diluted (B)	$1.05	$0.95	$1.53		$1.24		$1.05
Balance sheet data:
Cash, cash equivalents and short-term available-for-sale securities	$81,184	$74,425	$84,994		$133,134		$116,604
Total assets	$128,095	$124,277	$121,704		$153,953		$125,046
Total stockholders’ equity	$91,006	$67,233	$72,400		$84,047		$66,502
Other key financial measures:
Cash flow from operating activities (C)	$16,138	$24,732	$16,436		$37,207		$37,792
Cash flow provided by (used in) investing activities	$(11,200)	$(16,181)	$9,677		$(12,923)		$(15,592)
Cash flow used in financing activities (C)	$(4,271)	$(18,843)	$(45,616)		$(14,416)		$(6,320)
Cash dividends declared and paid	$(4,581)	$(8,801)	$(8,940)		$(7,655)		$(5,729)
Cash dividends declared and paid, per common share	$0.24	$0.46	$0.46		$0.37		$0.28
Return on stockholders' equity (F)	26%	27%	40%		35%		39%

(A)
Net revenues are a function of gross program receipts from non-directly delivered programs, less program pass-through expenses from non-directly delivered programs. Program pass-through expenses include all direct costs associated with our programs, including, but not limited to, costs related to airfare, hotels, meals, ground transportation, guides, professional exchanges and changes in currency exchange rates. Gross revenues, directly delivered programs are a function of the gross program receipts for those programs we directly organize and operate, including all activities such as speakers, facilitators, events, accommodations and transportation. Gross receipts for both directly delivered programs, non-directly delivered programs and internet content and advertising revenue during the years ended December 31, 2009, 2008, 2007, 2006 and 2005 were $203.7 million, $229.2 million, $277.3 million, $219.5 million, and $180.0 million, respectively. Gross margin as a percent of gross program receipts during the years ended December 31, 2009, 2008, 2007, 2006, and 2005 was 41%, 34%, 35%, 35%, and 37%, respectively.

(B)
During September 2005, we implemented a two-for-one stock split in the form of a 100-percent stock dividend. The earnings per share ("EPS") calculations for all periods presented reflect the increase in the number of shares of Common Stock outstanding as a result of the stock split. On January 1, 2009, we adopted a new accounting principle, which requires the inclusion of participating securities in the two class method of computing earnings per share. Participating securities are unvested share-based payment awards that contain nonforfeitable rights to receive dividends or divided equivalents (whether paid or unpaid). Participating securities under this statement include our unvested employee restricted stock awards with time-based vesting and common stock granted in the acquisition of BookRags that will be issued in 2010. As a result of this adoption, all prior period EPS data have been adjusted retrospectively. The effect of this adoption was a decrease in basic EPS of $0.02, $0.02, $0.01 and $0.00 for 2008, 2007, 2006 and 2005, respectively, and a decrease in diluted EPS of $0.02, $0.02, $0.02 and $0.00 for 2008, 2007, 2006, and 2005, respectively.

(C)
We adopted accounting principles relating to stock based compensation as of January 1, 2006. During 2009, 2008, 2007, and 2006 stock option expense was $0.9 million, $0.9 million, $1.0 million, and $1.3 million. In addition to stock option expenses we recorded expense related to restricted stock grants in all years presented. Short-fall (excess) tax benefit from stock-based compensation is included in net cash provided by operating activities and net cash used in financing activities of $(0.1) million, $0.1 million, $(2.7) million,  and $(2.4) million for 2009, 2008, 2007, and 2006 respectively.

(D)	We acquired BookRags on May 15, 2008, therefore our 2008 and 2009 consolidated financial data includes BookRags’ results of operations since this date.

(E)
We entered into a license agreement with Discovery Education during the first quarter of 2009. Pilot programs were operated in the summer of 2009, therefore no revenue was generated, and costs associated with those programs and start-up costs are included in the 2009 consolidated financial data.

(F)	Calculated as net income divided by average stockholders' equity.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our consolidated financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in ten sections:

-	Executive Overview
-	Results of Operations
-	Results of Operations by Segment
-	Key Performance Non-GAAP Financial Indicators
-	Liquidity and Capital Resources
-	Contractual Obligations
-	Off-Balance-Sheet Arrangements
-	Market Risk
-	Critical Accounting Estimates
-	Recent Accounting Pronouncements

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

Executive Overview

We are a leading educational company that (1) organizes and promotes worldwide educational travel programs for students, athletes and professionals and (2) provides over 8 million pages of online research content.

Ambassador Programs provides worldwide travel programs for student ambassadors, sports ambassadors, student leaders and professionals and represents the core business which has been established for over forty years. Discovery Student Adventures provides adventure based travel packages for students, kindergarten through twelfth grade, primarily to destinations outside of North America.

The acquisition of BookRags in May of 2008, which aligns with our mission of bridging cultural and political borders through education, was made for the purpose of owning a profitable business that attracts millions of similar customers. BookRags is a thriving young business and is a complementary revenue stream to the seasonal nature of the student travel industry. However, we do not expect this business to perform at the level of our core travel programs.

Our subsidiary World Adventures Unlimited entered into an exclusive agreement with Discovery Education in January of 2009, and provides adventure based travel branded as “Discovery Student Adventures.” This section of our travel offering is in its infancy stages, but we are excited about the future opportunities it brings to offer a premium, adventure based product to a new group of educators.

The key financial indicators that we use in managing our business and in evaluating our financial condition and operating performance are: program operating results; net operating income; net enrollments; financial ratios; free cash flow; deployable cash; leverage as shown on our consolidated balance sheet; various website metrics including monthly page views, website visitors, and unique users; and financial ratios. Net enrollments, free cash flow, and deployable cash are non-GAAP measurements we utilize and are defined and further described in the sections captioned “Key Performance Non-GAAP Financial Indicators” below. The key macro-economic factors and non-financial indicators that affect our financial condition and operating performance are: economic stability; consumer confidence; currency fluctuations; interest rates; political climates; terrorism; and military actions.

Because our operating results depend primarily on income from our travel programs, delegate acquisition and retention costs influence our operating results. Additionally, the level of expenses required to promote and operate our programs will impact our operating results. We incur significant expenses to promote the upcoming travel year (during the current fiscal year). This relationship between expense and associated revenue is pertinent to understanding our financial model.

2009 Overview

Our focus in 2009 has been to scrutinize spending in this challenging economy, optimize contract renegotiations, and invest wisely in positioning our Company for the pending economic recovery. Our methods to achieve this have been to improve margin through effective program cost management; attempt to increase net enrollments for 2009 and 2010 travel programs; enhance marketing and retention strategies; manage operating expenses; maximize utilization of cash; develop our websites; increase efficiency through improved business processes and automation; improve brand recognition; investigate and capitalize on growth opportunities, such as our launch of the Discovery Student Adventures programs. We will continue to seek opportunities to improve our performance and add complementary revenue streams, such as the addition of Discovery Student Adventures during the first quarter of 2009 and the acquisition of BookRags in 2008.

Some of our 2009 key financial measures include the following:
•	Gross margin increased 6 percent and operating income increased 18 percent despite traveling 18 percent fewer delegates during the year.
•	Other income decreased $1.2 million or 53 percent due to lower prevailing interest rates.
•
Deployable cash increased 60 percent from $29.9 million to $47.9 million  primarily due to the 30 percent decline in participant funds year over year and a 10 percent increase in cash and cash equivalents.

•	Free cash flow decreased 48 percent from $19.7 million to $10.3 million.
•	BookRags achieved 10 percent revenue growth during the current economic conditions.
•	Completed our Discovery Student Adventures pilot programs in the summer of 2009.

2010 Outlook

In 2010 we will continue to seek the right balance of expense management and the appropriate investment in 2011. Our focus will continue to include: increasing net enrollments for 2010 from current indicatiors and increase enrolled revenue for 2011, optimizing margin, investigating growth opportunities, managing expenses, cultivating  new business ventures, increasing efficiency through improved business processes and automation, developing our websites, and improving brand recognition. Please see “2010 Net Enrollments” below for further discussion of our 2010 outlook on delegate registrations.

Some of our  2010 initiatives include the following:
•
Increase enrollments for 2010 and 2011travel through traditional means in addition to a variety of new avenues, such as offering a job loss insurance called “Peace of Mind”, various pricing tests, and new social media strategies.

•	Continued negotiations with program delivery vendors to ensure optimization of margin.
•	Continued scrutiny of expenses.
•
Improve customer satisfaction ratings utilizing a new approach called Net Promoter, which is both a loyalty metric and a discipline for using customer feedback to fuel profitable growth in our business.

•	Outsource our print production processes.
•	Integrating key new hires which include a new senior vice president of product management for Ambassador Programs and a new president for BookRags.
•	Execute first travel season for Discovery Student Adventures.

Results of Operations

The following table sets forth the consolidated financial results and change in dollars and percentages for the periods indicated:

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008
	Year Ended December 31,
	2009	2008	$ Change	% Change
Total revenue	$98,615	$97,927	$688	1%
Cost of goods sold	14,811	19,048	(4,237)	(22%)
Gross margin	83,804	78,879	4,925	6%
Selling and marketing	39,021	40,842	(1,821)	(4%)
General and administrative expenses	14,604	12,568	2,036	16%
Operating income	30,179	25,469	4,710	18%
Other income	1,051	2,246	(1,195)	(53%)
Income before tax	31,230	27,715	3,515	13%
Income tax provision	10,893	9,169	1,724	19%
Net Income	$20,337	$18,546	$1,791	10%

In late 2008, we announced that 2009 results of operations would be down from 2008. Based on a 20 percent decline in net enrollments at that time, travelers for 2009 were projected to be lower than 2008. This reduction was primarily attributable to an uncertain economic outlook across the nation resulting in lower enrollments in our programs. In response to this challenge, we increased our marketing efforts to find new lead sources and increased our delegate retention efforts, which resulted in reducing the year over year gap of estimated 20 percent lower enrollments to 18 percent lower actual travelers.

During 2009, we traveled 34,248 delegates compared to 41,929 delegates in 2008. In 2009, total revenue increased 1 percent to $98.6 million from $97.9 million and gross margin increased 6 percent, to $83.8 million from $78.9 million, respectively. The $0.7 million increase in total revenue and $4.9 million upsurge in gross margin are primarily due to an overall increase in program prices established in 2008, a larger percentage of higher revenue generating Student Ambassadors travelers versus Leadership travelers in 2009 as compared to 2008, and lower program component costs. Specifically, international air costs and land components decreased during the summer of 2009 in comparison to the previous year due to purchase opportunities presented by the downturn in the economy, which significantly increased gross margin.  In addition, BookRags’ revenue and gross margin was $3.3 million and $2.9 million in 2009, respectively and $1.9 million and $1.7 million in 2008, respectively. This year-over-period increase in revenue and gross margin is largely due to including a full year of BookRags operations in 2009.

Selling and marketing expenses were $39.0 million and $40.8 million for the years ended December 31, 2009 and 2008, respectively. The $1.8 million decrease is attributable to $1.0 million lower print expense associated with the elimination of less effective marketing pieces and higher utilization of our websites, $1.3 million decrease in personnel expenses primarily related to headcount reductions made in January 2009 and lower incentive payouts in 2009, offset by a $0.7 million increase of expenses as a result of asset retirements related to system replacements performed throughout 2009. As a percent of gross margin, selling and marketing expenses were 47 percent and 52 percent during 2009 and 2008, respectively. The 10 percent improvement is predominantly related to our response to the reduction in expected travelers.

General and administrative expenses increased to $14.6 million for the year ended December 31, 2009 from $12.6 million for the year ended December 31, 2008. The $2.0 million increase is primarily the result of $1.6 million increase in legal and professional fees, and $0.6 million increase in depreciation expense and asset retirement expense related to the new software capitalized in 2009 and 2008. This increase is offset by approximately $0.4 million in personnel savings associated with headcount reductions made in January 2009 and lower incentive payouts in 2009. As a percent of gross margin, general and administrative expenses were consistently 17 percent and 16 percent in 2009 and 2008, respectively.

During the year ended December 31, 2009, our operating income increased to $30.2 million from $25.5 million for the year ended December 31, 2008. Operating income as a percent of gross margin was 36 percent and 32 percent for 2009 and 2008, respectively primarily due to our ability to capitalize on program savings and control our costs.

Other income consisted primarily of interest income generated by our cash, cash equivalents and available-for-sale securities offset by foreign currency losses. We realized interest and dividend income of $2.0 million in the year ended December 31, 2009, compared to $3.1 million in the year ended December 31, 2008. The decrease in interest income is largely attributable to lower prevailing interest rates on our average cash and investment balances. In addition, we realized a $1.0 million foreign currency loss in 2009 compared to a $0.8 million loss in 2008 due to being over-hedged in our foreign currency contracts connected to the 2009 travel year.

We recorded an income tax provision of approximately $10.9 million for the year ended December 31, 2009, in comparison to $9.2 million for the year ended December 31, 2008. The increase is due to higher pre-tax income and an overall increase in our effective tax rate. Our effective tax rate was 34.9 percent and 33.0 percent for the years ended December 31, 2009 and 2008, respectively. The increase is primarily due to the decline in tax exempt interest income year over year.

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007
	Year Ended December 31,
	2008	2007	$ Change	% Change
Total revenue	$97,927	$114,533	$(16,606)	(14%)
Cost of goods sold	19,048	18,488	560	3%
Gross margin	78,879	96,045	(17,166)	(18%)
Selling and marketing	40,842	38,943	1,899	5%
General and administrative expenses	12,568	15,274	(2,706)	(18%)
Operating income	25,469	41,828	(16,359)	(39%)
Other income	2,246	4,172	(1,926)	(46%)
Income before tax	27,715	46,000	(18,285)	(40%)
Income tax provision	9,169	14,953	(5,784)	(39%)
Net Income	$18,546	$31,047	$(12,501)	(40%)

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

We recorded an income tax provision of approximately $9.2 million for the year ended December 31, 2008, in comparison to $15.0 million for the year ended December 31, 2007. The decrease is due to lower pre-tax income. Our effective tax rate was 33.0 percent and 32.5 percent for the years ended December 31, 2008 and 2007, respectively. Our effective tax rate was lower than the statutory tax rate due to tax-exempt interest income.

Results of Operations by Segment

With the acquisition of BookRags on May 15, 2008, we changed from having one reporting segment to having two reporting segments, consisting of (1)  Ambassador Programs and Other, which provides out-of-classroom educational travel services to students, professionals and athletes through multiple itineraries within five travel program types, and (2) BookRags, an internet research site housing content sales and advertising revenue.

Ambassador Programs and Others’ gross margin is comprised of gross receipts less direct program costs, including accommodation, transportation, speakers, facilitators, and event costs. BookRags’ gross margin is comprised of content, subscription, and advertising revenues via www.BookRags.com, less commissions and amortization of intangible assets directly associated with sales.

Segment results of operations for the year ended December 31, 2009 and 2008 are as follows (in thousands):

	December 31, 2009			December 31, 2008
	Ambassador Programs and Other(1)	BookRags (2)	Consolidated	Ambassador Programs and Other(1)	BookRags (2)	Consolidated
Total revenue	$95,315	$3,300	$98,615	$96,030	$1,897	$97,927
Cost of goods sold	14,422	389	14,811	18,856	192	19,048
Gross margin	80,893	2,911	83,804	77,174	1,705	78,879
Selling and marketing	38,288	733	39,021	40,404	438	40,842
General and administrative expenses	14,269	335	14,604	12,443	125	12,568
Operating income	28,336	1,843	30,179	24,327	1,142	25,469
Other income	1,048	3	1,051	2,227	19	2,246
Income before tax	29,384	1,846	31,230	26,554	1,161	27,715
Income tax provision	10,239	654	10,893	8,784	385	9,169
Net income	$19,145	$1,192	$20,337	$17,770	$776	$18,546

1)
Ambassador Programs and Other include all travel programs offered by Ambassador Programs and World Adventures Unlimited as well as corporate overhead. World Adventures Umlimited had no revenue in 2009, however they did have expenses related to the pilot porgrams that were operated during the summer of 2009 and start -up expenses.

(2)	BookRags was acquired on May 15, 2008. Therefore the year ended December 31, 2008 does not represent a full year as it does in 2009 and is not comparable to the year ended December 31, 2009.

See ‘Results of Operations’ above for a discussion of year over year variances for Ambassador Programs and Other and details regarding the portion that was contributed by BookRags.

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

2010 Net Enrollments

Net enrollments consist of all participants who have enrolled in our programs less those who have already withdrawn. As of February 1, 2010, we had 28,981 net enrolled participants for our 2010 travel programs, compared to 36,534 net enrolled participants as of the same date last year for our 2009 travel programs.  The 21 percent decrease in net enrollments for our 2010 programs is likely to negatively impact our 2010 results. We believe the decline is caused primarily by current economic conditions and high unemployment rates. We have taken and will continue to take measures to mitigate these negative impacts, including, but not limited to implementing new enrollment strategies, increasing retention efforts toward 2010 travel through focus on improving the delegate experience, and seeking out new strategic alliances to increase leads. However, there can be no assurances that any of these measures will have any success, and if so, to what extent.

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

Deployable Cash Reconciliation (in thousands)
	December 31,
	2009	2008	2007

Cash, cash equivalents and short-term available-for-sale securities	$81,184	$74,425	$84,994
Prepaid program cost and expenses	3,175	4,160	3,624
Less: Participants’ deposits	(31,137)	(44,166)	(42,723)
Less: Accounts payable/accruals/other liabilities	(5,300)	(4,473)	(5,474)
Deployable cash	$47,922	$29,946	$40,421

Free Cash Flow

Free cash flow is a non-GAAP cash flow measure. Free cash flow is calculated as cash flow from operations less purchase of property, plant, equipment and intangibles. Management believes this non-GAAP measure is useful to investors in understanding the cash generated within a calendar year for future use in operations.

Free Cash Flow Reconciliation (in thousands)
	December 31,
	2009	2008	2007
Cash flow from operations as reported	$16,138	$24,732	$16,436
Purchase of property, plant, equipment and intangibles	(5,883)	(5,042)	(19,271)
Free cash flow	$10,255	$19,690	$(2,835)

Liquidity and Capital Resources

Liquidity

At December 31, 2009, we had approximately $81.2 million of cash, cash equivalents, and short-term available-for-sale securities, which included program participant deposits of approximately $31.1 million. At December 31, 2008, we had approximately $74.4 million of cash and cash equivalents and available-for-sale securities, which included program participant deposits of $44.2 million. In addition to our cash and short-term investments, at December 31, 2009 and 2008, respectively, we had $1.4 million and $2.1 million of ARS which have been classified as long-term investments.

Net cash provided by operations for the years ended December 31, 2009 and 2008 was approximately $16.1 million and $24.7 million, respectively. The $8.6 million decrease in operating cash flows between the years ending December 31, 2009 and 2008 primarily results from a $14.5 million decrease in cash flows for participant deposits year over year, offset by a $1.8 million increase in earnings and a $3.3 million improvement in working capital.

Net cash used in investing was $11.2 million and $16.2 million for the years ended December 31, 2009 and 2008, respectively. This $5.0 million fluctuation was due to $9.4 million of cash used for the acquisition of BookRags during the year ended December 31, 2008 but not in 2009 balanced with a net increase of $3.7 million used to purchase short-term investments and $0.5 million used to purchase intangible assets.

Net cash used in financing activities was $4.3 million in the year ending December 31, 2009 and $18.8 million during the year ending December 31, 2008. The net change in financing activities was a result of a $9.6 million decrease in cash used for the repurchase of our Common Stock; a $4.2 million decrease in cash dividends paid, a $0.2 million increase in tax provision from stock-based compensation, and a $0.4 million increase in proceeds from exercise of stock options. During 2009, we paid $4.6 million in cash dividends and used $0.6 million for stock repurchases.

In light of the current economic conditions, we have taken steps to ensure our liquidity remains a strong aspect of our Company. We continue to aggressively execute our expense management plan, which we began in 2008, and to take advantage of cost savings available during the economic downturn. See ‘Deployable Cash’ and ‘Free Cash Flow’ above for further information on our liquidity.

Capital Resources

Our business is not capital intensive. However, we do retain funds for operating purposes in order to conduct sales and marketing efforts for future programs.

During 2009, we had an unused line of credit in the amount of $20.0 million. The line of credit covenants include a current ratio greater than 1.5, deployable cash greater than zero, tangible net worth greater than $40.0 million and net income after taxes greater than $4.0 million. At December 31, 2009, we were in compliance with all covenants and do not expect to be out of compliance through any additional financial undertakings. Additionally, we have no plans to draw any of these funds in the immediate future.

We continue to consider acquisitions of educational, travel and youth businesses that may require the use of cash and cash equivalents. No such acquisitions are currently pending and no assurance can be given that definitive agreements for any such acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to us.

We do not have any material capital expenditure commitments for 2010 that were not already presented within our December 31, 2009 consolidated financial statements. We believe that existing cash and cash equivalents and cash flows from operations will be sufficient to fund our anticipated operating needs and capital expenditures through 2010. For a more complete discussion of these and other contractual factors, please refer to our consolidated financial statements and the notes thereto included in this Form 10-K.

Contractual Obligations

We have no long-term debt or purchase obligations as of December 31, 2009.

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC.

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

We evaluate investment securities for other-than-temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, then the amont of other than temporary impariment recognized in the statement of operations depends on whether we intend to sell the investment secutities or more likely than not will be required to sell the investment secutities before recovery of the amortized cost. There were no investment securities that management identified to be other-than-temporarily impaired during the year ended December 31, 2009, because we do not intend and are not required to sell the debt securities before we have recovered the amortized cost basis of the securities. In addition, the amount of the decline is not severe, currently at 15 percent of the assets fair value, nor has it been in an unrealized loss position for a long duration of time. Realized losses could occur in future periods due to a change in our intent to hold the investments until recovery of the amortized cost, a change in our assessment of credit risk, or a change in regulatory or accounting requirements. Significant increases or decreases in the aggregate fair value of our available for-sale securities may affect our liquidity and capital resources, although we believe the credit ratings of the investments held substantiate this risk as low.

In determining whether the current financial crisis will have an impact on the fair value of these investments, we considered the individual ratings of each bond and ARS held. With regards to bonds, we considered the following: the underlying rating of the issuer irrespective of the insurance; the performance of the issuer; the term of the bond; the quality of bond insurance provided by the rating of the bond insurer; and the fair value as of each reporting date. With regards to ARS, we considered the underlying credit quality of student loan portfolios and federal government backing of its collateral as a basis of its valuation. At the reporting dates, and in the future, we recognize that these investments are subject to general credit, liquidity, market and interest rate risks, which have been accentuated by the current global financial crisis. The fair value of these investments accordingly will continue to change, and we will continue to evaluate their carrying values.

See Note 4, Investments and Fair Value Measurements, to the consolidated financial statements in this Form 10-K.

Foreign Currency Exchange Contracts

The majority of our travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. Our processes include a program to provide a hedge against certain of these foreign currency risks, and we use forward contracts that allow us to acquire the foreign currency at a fixed price for a specified point in time. All of the derivatives are cash flow hedges and qualify for cash flow hedge accounting at December 31, 2009.

We account for these foreign exchange contracts and options in accordance with GAAP which requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For qualifying cash-flow hedge transactions in which we are hedging the variability of cash flows related to a forecasted transaction, changes in the fair value of the derivative instrument are reported in other comprehensive income. The gains and losses on the derivative instruments that are reported in other comprehensive income are reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedged transactions is recognized in current period earnings. Unrealized gains and losses on foreign currency exchange contracts that are not qualifying cash-flow hedges  are recorded in the statement of operations.

The table below provides information about our derivative financial instruments that are sensitive to foreign currency exchange rates. For foreign currency forward exchange agreements, the table presents the notional amounts and weighted average exchange rates. All contracts held as of December 31, 2009 mature in 2010. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract. None of these contracts is entered into for trading purposes.

At December 31, 2009 and 2008, we had outstanding forward contracts as follows (in thousands):

	Notional Amount	U.S. Dollar Average Contractual Exchange Rate
December 31, 2009
Forward contracts (pay $U.S./receive foreign currency):
Australian dollar	4,300	$0.78
British pound	2,000	$1.70
Euro	6,500	$1.39
Japanese yen	150,000	$0.01
New Zealand dollar	500	$0.63
Forward contracts with variable option (pay $U.S./receive foreign currency):
Australian dollar	7,000	$0.78
British pound	3,000	$1.70
Euro	13,000	$1.39
New Zealand dollar	1,400	$0.63

December 31, 2008	Notional Amount	U.S. Dollar Average Contractual Exchange Rate
Forward contracts (pay $U.S./receive foreign currency):
Australian dollar	16,650	$0.85
British pound	6,350	$1.84
Euro	16,995	$1.44
Japanese yen	495,000	$0.01
New Zealand dollar	1,550	$0.71
Forward contracts with variable option (pay $U.S./receive foreign currency):
Australian dollar	10,500	$0.81
British pound	5,400	$1.80
Euro	33,300	$1.45
New Zealand dollar	3,710	$0.70

See Note 5, Derivative Financial Instruments, to the consolidated financial statements in this Form 10-K.

Critical Accounting Estimates

Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements in this Form 10-K. As described in Note 2, we are required to make estimates and assumptions that affect the reported disclosures of assets, liabilities, revenue and expenses. Our estimates are based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business.

We consider that our most critical accounting estimates are related to the valuation of available for sale securities, valuation of goodwill and intangible assets, income taxes, foreign currency, revenue recognition, stock-based compensation and contingencies and litigation as they require us to make assumptions that were highly uncertain at the time the accounting estimates were made and changes in them are reasonably likely to occur from period to period. In addition, there are other items within our consolidated financial statements that require estimation, but are not deemed to be critical. However, changes in estimates used in these and other items could have a material impact on our consolidated financial statements.

Available- for- Sale Securities

Management evaluates available-for-sale securities for other-than-temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, then a loss could be recorded in the income statement. Key components of this evaluation include knowledge of the underlying investment security and the length of the decline in market price.

Intangible Assets and Goodwill

Goodwill and intangible assets deemed to have an indefinite life are not amortized and are subject to impairment tests, at least annually, which compare the carrying amount of the reporting unit to the fair value of the reporting unit. Intangible assets with definite lives are subject to impairment tests whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  Key components of this valuation include management’s forecast of operating revenues, expense and capital expenditures and industry factors to determine the weighted average cost of capital (“WACC”).

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

Foreign Currency

We use foreign currency exchange contracts and options as part of an overall risk-management strategy. Derivative instruments qualifying for hedge accounting are recorded on the balance sheet at fair value. Management must determine the fair value each period end using estimates and assumptions, including current market rates, projected travelers and contractual vendor payment agreements and timelines.

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

We bill travelers in advance of travel, payments of which are recorded as participants’ deposits. We also pay for certain program costs in advance of travel, including, but not limited to, airfare, hotel, rail passes and other program costs, which are recorded as prepaid program costs and expenses. Under our cancellation policy, a program traveler may be entitled to a refund of a portion of his or her payments, less certain fees, depending on the time of cancellation. We recognize cancellation fees concurrent with the revenue recognition from the related programs.

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

 Accounting for Stock Options and Restricted Grants

We maintain an Equity Participation Plan under which we have granted non-qualified stock options and restricted stock to employees, non-employee directors and consultants. The fair value of the equity instruments granted are estimated on the date of grant using the Black-Scholes pricing model, utilizing the assumptions as described in Note 11, Stock-Based Compensation, to the consolidated financial statements of this Form 10-K.

Contingencies

We are subject to the possibility of various contingencies including claims, suits and complaints, arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining gain or loss contingencies. An estimated contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.

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

Item 8. Financial Statements and Supplementary Data

Reference is made to the Index to consolidated financial statements that appears on page F-1 to this Annual Report. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to the consolidated financial statements listed in the Index to consolidated financial statements, which appear beginning on page F-2 of this Form 10-K, are incorporated by reference into this Item 8.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, the end of the period covered by this Form 10-K, our chief executive officer and chief financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure  information required to be disclosed in our Form 10-K filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is accumulated and communicated to our chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Financial Statements and Practices

Our management is responsible for the preparation and fair presentation of the financial statements included in this Form 10-K. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect our management’s judgments and estimates concerning effects of events and transactions that are accounted for or disclosed.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009. This evaluation was based on the framework in “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2009.

BDO Seidman, LLP, an Independent Registered Public Accounting Firm, has issued an attestation report on the effectiveness of our Company’s internal controls over financial reporting as of December 31, 2009, pursuant to Item 308 of Regulation S-K.

Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2009, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Ambassadors Group, Inc.
Spokane, Washington

We have audited Ambassadors Group Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ambassadors Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Controls and Procedures. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Ambassadors Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ambassadors Group, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 2, 2010 expressed an unqualified opinion thereon.

BDO Seidman, LLP
Spokane, Washington
March 2, 2010

Item 9B.  Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement for the fiscal year ended December 31, 2009, to be filed with the SEC on or about April 13, 2010.

Item 11.	Executive Compensation

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement for the fiscal year ended December 31, 2009, to be filed with the SEC on or about April 13, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement for the fiscal year ended December 31, 2009, to be filed with the SEC on or about April 13, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement for the fiscal year ended December 31, 2009, to be filed with the SEC on or about April 13, 2010.

Item 14.	Principal Accountant Fees and Services

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement for the fiscal year ended December 31, 2009, to be filed with the SEC on or about April 13, 2010.

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

(c) Financial Statement Schedules.  Reference is made to Item 15(a)(2) above.

AMBASSADORS GROUP, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Ambassadors Group, Inc.
Spokane, Washington

We have audited the accompanying consolidated balance sheets of Ambassadors Group, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ambassadors Group, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the consolidated financial statements, the Company changed the manner in which it calculates earnings per share in accordance with ASC 260 Earnings per Share.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ambassadors Group, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2010 expressed an unqualified opinion thereon.

BDO Seidman, LLP

Spokane, Washington

March 2, 2010

AMBASSADORS GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$7,656	$6,989
Available-for-sale securities	73,528	67,436
Foreign currency exchange contracts	1,076	—
Prepaid program cost and expenses	3,175	4,160
Accounts receivable	2,020	1,966
Deferred tax asset	25	2,780
Total current assets	87,480	83,331
Property, plant and equipment, net	29,376	29,148
Available-for-sale securities	1,397	2,100
Deferred tax asset	—	241
Intangibles	2,822	2,404
Goodwill	6,911	6,935
Other long term assets	109	118
Total assets	$128,095	$124,277

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$5,188	$4,342
Foreign currency exchange contracts	—	6,641
Participants’ deposits	31,137	44,166
Other liabilities	112	131
Total current liabilities	36,437	55,280
Deferred tax liability	652	—
Foreign currency exchange contracts	—	1,764
Total liabilities	37,089	57,044
Commitments and contingencies (notes 3, 5 and 10)
Stockholders' Equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 19,006,265 and 18,822,563 shares issued and outstanding at December 31, 2009 and 2008, respectively	188	186
Additional paid-in capital	2,314	6
Retained earnings	87,461	71,705
Accumulated other comprehensive income (loss)	1,043	(4,664)
Stockholders’ equity	91,006	67,233
Total liabilities and stockholders’ equity	$128,095	$124,277

 The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007

Net revenue, non-directly delivered programs	$69,279	$65,656	$84,512
Gross revenue, directly delivered programs	26,036	30,374	30,021
Internet content and advertising revenue	3,300	1,897	—
Total revenue	98,615	97,927	114,533
Cost of sales, directly delivered programs	14,422	18,856	18,488
Cost of sales, internet content and advertising	389	192	—
Gross margin	83,804	78,879	96,045
Operating expenses:
Selling and marketing	39,021	40,842	38,943
General and administrative	14,604	12,568	15,274
Total operating expenses	53,625	53,410	54,217
Operating income	30,179	25,469	41,828
Other income (expense):
Interest and dividend income	2,012	3,057	4,355
Foreign currency and other expense	(961)	(811)	(183)
Total other income	1,051	2,246	4,172
Income before income taxes	31,230	27,715	46,000
Income tax provision	10,893	9,169	14,953
Net income	$20,337	$18,546	$31,047

Earnings per share — basic and diluted:
Net income per share – basic	$1.06	$0.97	$1.58
Weighted-average common shares outstanding — basic	19,105	19,184	19,607
Net income per share – diluted	$1.05	$0.95	$1.53
Weighted-average common shares outstanding — diluted	19,422	19,572	20,230

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2009	2008	2007

Net income	$20,337	$18,546	$31,047
Unrealized gain (loss) on foreign currency exchange contracts, net of income tax (provision) benefit of ($3,060), $3,887, and ($311)	5,669	(7,220)	579
Unrealized gain on available-for-sale securities, net of income tax provision of $20, $73, and $109	38	139	202
Comprehensive income	$26,044	$11,465	$31,828

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balances, December 31, 2006	20, 599	$205	$15,619	$66,587	$1,636	$84,047
Net income	—	—	—	31,047	—	31,047
Stock options exercised	289	3	1,966	—	—	1,969
Stock–based compensation expense	—	—	1,952	—	—	1,952
Excess tax benefit from stock-based compensation	—	—	2,707	—	—	2,707
Stock redemptions	(1,598)	(16)	(21,162)	(19,985)	—	(41,163)
Restricted stock grant	56	—	—	—	—	—
Dividend to shareholders ($0.46 per share)	—	—	—	(8,940)	—	(8,940)
Other comprehensive income, net of income taxes	—	—	—	—	781	781
Balances, December 31, 2007	19,346	$192	$1,082	$68,709	$2,417	$72,400
Net income	—	—	—	18,546	—	18,546
Stock options exercised	46	—	398	—	—	398
Stock–based compensation expense	—	—	2,061	—	—	2,061
Shortfall tax benefit from stock-based compensation	—	—	(134)	—	—	(134)
Stock redemptions	(645)	(6)	(3,401)	(6,749)	—	(10,156)
Restricted stock grant	76	—	—	—	—	—
Dividend to shareholders ($0.46 per share)	—	—	—	(8,801)	—	(8,801)
Other comprehensive loss, net of income taxes	—	—	—	—	(7,081)	(7,081)
Balances, December 31, 2008	18,823	$186	$6	$71,705	$(4,664)	$67,233
Net income	—	—	—	20,337	—	20,337
Stock options exercised	154	2	836	—	—	838
Stock–based compensation expense	—	—	1,989	—	—	1,989
Excess tax benefit from stock-based compensation	—	—	92	—	—	92
Stock redemptions	(73)	—	(609)	—	—	(609)
Restricted stock grant	102	—	—	—	—	—
Dividend to shareholders ($0.24 per share)	—	—	—	(4,581)	—	(4,581)
Other comprehensive income, net of income taxes	—	—	—	—	5,707	5,707
Balances, December 31, 2009	19,006	$188	$2,314	$87,461	$1,043	$91,006

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net income	$20,337	$18,546	$31,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,364	3,426	2,532
Deferred income tax provision (benefit)	568	1,034	(71)
Stock-based compensation expense	1,989	2,061	1,952
Short-fall (excess) tax benefit from stock-based compensation	(92)	134	(2,707)
(Gain) loss on disposal of property and equipment	428	(25)	155
Loss on foreign currency contracts	962	759	—
Change in assets and liabilities, net of business acquisition:
Accounts receivable and other current assets	(45)	(1,147)	34
Prepaid program costs and expenses	985	(533)	162
Accounts payable, accrued expenses, and other liabilities	(329)	(966)	1,260
Participants’ deposits	(13,029)	1,443	(17,928)
Net cash provided by operating activities	16,138	24,732	16,436
Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	52,716	137,385	263,255
Purchase of available-for-sale securities	(58,039)	(138,995)	(234,307)
Purchase and construction of property and equipment	(5,138)	(4,991)	(19,271)
Purchase of intangibles	(726)	(207)	—
Adjustments to goodwill	(13)	—	—
Net cash paid for acquisition	—	(9,373)	—
Net cash provided by (used in) investing activities	(11,200)	(16,181)	9,677
Cash flows from financing activities:
Dividend payment to shareholders	(4,581)	(8,801)	(8,940)
Repurchase of common stock	(609)	(10,156)	(41,163)
Proceeds from exercise of stock options	838	398	1,969
(Short-fall) excess tax benefit from stock-based compensation	92	(134)	2,707
Capital lease payments and other	(11)	(150)	(189)
Net cash used in financing activities	(4,271)	(18,843)	(45,616)
Net increase (decrease) in cash and cash equivalents	667	(10,292)	(19,503)
Cash and cash equivalents, beginning of year	6,989	17,281	36,784
Cash and cash equivalents, end of year	$7,656	$6,989	$17,281

See Note 14, Supplemental Disclosures of Consolidated Statements of Cash Flows.

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Ambassadors Group, Inc. is a leading educational company that organizes and promotes worldwide educational travel and sports programs for students, athletes and professionals and provides over 8 million pages of online research content through www.BookRags.com. These consolidated financial statements include the accounts of Ambassadors Group, Inc. and our wholly owned subsidiaries, Ambassador Programs, Inc., BookRags, Inc., World Adventures Unlimited, Inc., Ambassadors Unlimited, LLC and Marketing Production Systems, LLC. All significant intercompany accounts and transactions, which are of a normal recurring nature, are eliminated in consolidation.

Our operations are organized in two reporting segments, 1) Ambassador Programs and Other, which provides out-of-classroom educational travel services to students, professionals, and athletes through multiple itineraries within five travel program types, and 2) BookRags, which provides online research capabilities through book summaries, critical essays, online study guides, biographies, and references to encyclopedia articles.

All of our assets are located in the United States. Revenues from our directly delivered travel programs and our internet content and advertising are derived from activity in the United States. Revenue from our non-directly delivered programs is conducted internationally in the following geographic areas for the years ended December 31, 2009, 2008, and 2007:

	Years Ended December 31,
	2009	2008	2007
Europe	57%	61%	57%
South Pacific (primarily Australia and New Zealand)	19%	16%	24%
Asia (primarily China)	20%	17%	14%
Other	4%	6%	5%

2.	Summary of Significant Accounting Policies

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, available for sale securities and accounts receivable. We place our cash and temporary cash investments in high quality instruments with high credit quality institutions. At times, such balances may be in excess of the federal depository insurance limit or may be on deposit at institutions which are not covered by this insurance. We believe that our primary trade accounts receivable credit risk exposure is limited as delegates are required to pay for their entire program tuition prior to the program departure.

We use foreign currency exchange contracts as part of an overall risk-management strategy. These instruments are used as a means of mitigating exposure to foreign currency risk connected to anticipated travel programs. In entering into these contracts, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts, but we do not expect any losses as a result of counterparty defaults, as all contracts are with a high quality institution.

 Cash and Cash Equivalents

We invest cash in excess of operating requirements in short-term time deposits, money market instruments, government mutual bond funds and other investments. We consider investments with original maturities at date of purchase of three months or less to be cash equivalents.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivative Financial Instruments

We value all derivative instruments on our balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For qualifying cash flow hedge transactions in which we hedge the variability of cash flows related to a forecasted transaction, changes in the fair value of derivative instruments are reported in accumulated other comprehensive income, net of deferred income taxes. The gains and losses on the derivative instruments that are reported in accumulated other comprehensive income, net of deferred income taxes, are reclassified into earnings in the periods in which the forecasted transaction occurs. The ineffective portion of all hedges is recognized in the statements of operations as other income (expense). Changes in unrealized gains and losses on foreign currency exchange contracts that are not qualifying cash flow hedges are recognized in the statements of operations as other income (expense). At December 31, 2009 all of our outstanding contracts qualified for cash flow hedge accounting, while at December 31, 2008 the majority of our outstanding foreign currency exchange contracts qualified for cash flow hedge accounting.

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

Management evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, the securities will be written down to current market value, resulting in a loss recorded in the statement of operations. There were no investment securities that management identified to be other-than-temporarily impaired during the years ended December 31, 2009, 2008 and 2007, because we do not intend and are not required to sell these securities before we have recovered the amortized cost basis, the amount of the decline is not severe, and the unrealized loss position has not existed for a long duration of time. Realized losses could occur in future periods due to a change in management’s intent to hold the investments to maturity, a change in management’s assessment of credit risk, or a change in regulatory or accounting requirements.

At December 31, 2009 and 2008, we held $74.9 million and $69.5 million of short-term and long-term available-for-sale securities consisting primarily of municipal bonds, variable rate municipal demand notes and various ARS. Due to the longer term nature of the next auctions and the continued uncertainty in the financial markets, these ARS holdings totaling $1.4 million have been classified as non-current assets.

 Other Investments

Companies in which we own 20% or less are accounted for using the cost method while companies we own at least 20% but less than 50% are accounted for using the equity method. Companies in which we own greater than 50% are consolidated into our financial statements and are listed in Note 1, The Company, to the Consolidated Financial Statements in this Form 10-K.

In 2003, we purchased a minority interest in a company, Full-On (Europe) Ltd. This company provides a one-day development activity for our delegates traveling in Europe and Australia. This investment is reported using the equity method. Additionally, during August 2005, we made an investment in a safety awareness firm to support the education of and support of safe travel practices, Safe Passage Travel I, LLC. This investment is reported using the cost method. These investments are included in other long-term assets on the consolidated balance sheets.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Cost of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed currently. Major additions and betterments are capitalized. Depreciation and amortization are provided over the lesser of the estimated useful lives of the respective assets or the lease term (excluding extensions), using the straight-line method, generally three to seven years for office furniture and computer equipment, and thirty-nine years for the building.

We perform reviews for the impairment of property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When property, plant and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in the consolidated statement of operations.

Intangible Assets and Goodwill

Intangible assets include goodwill, trademark, contract license agreements, content copyrights, plagiarism software, non-compete agreements, and advertising relationships. The majority of these assets were recorded in conjunction with the acquisition of BookRags in May 2008. Intangible assets other than trademark are amortized on a straight-line basis over a weighted average life of 12 years. Goodwill and intangible assets deemed to have an indefinite life are not subject to amortization but are subject to impairment tests, at least annually, which compare the carrying amount of the reporting unit to the fair value of the reporting unit. Intangible assets with definite lives are also subject to impairment tests whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of the goodwill or intangible asset is not recoverable and exceeds its fair value. The impairment tests performed in 2009 and 2008 substantiated the carrying value of goodwill and intangible assets, and as such, no write-downs in the carrying value were recorded.

Revenue Recognition

For non-directly delivered programs, we do not actively manage the operations of each program, and our remaining performance obligation for these programs after they convene is perfunctory. Therefore, revenue and anticipated costs from these programs is recognized when the program convenes. For directly delivered programs, however, we organize and operate all activities including speakers, facilitators, events, accommodations and transportation. As such, we recognize the gross revenue and cost of sales of these directly delivered programs over the period the programs are operating.

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

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

 Earnings Per Share

Earnings per share — basic is computed using the two-class method by dividing net income by the weighted-average number of common shares, including participating securities, outstanding during the period. Earnings per share — diluted is computed by increasing the weighted-average number of common shares outstanding by the additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Participating securities include our unvested employee restricted stock awards with time-based vesting and common stock granted in the acquisition of BookRags that will be issued in 2010 when escrow conditions are known. These participating securities receive nonforfeitable dividend payments.

Comprehensive Income

Other comprehensive income refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income, but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. Our other comprehensive income is composed of unrealized gains and losses on foreign currency exchange contracts and available-for-sale securities. At December 31, 2009, accumulated other comprehensive income comprised $0.7 million unrealized gain from foreign currency contracts and $0.3 million unrealized gain from available-for -sale securities. At December 31, 2008, accumulated other comprehensive loss comprised $5.0 million unrealized loss from foreign currency contracts and $0.3 million unrealized gain from available-for -sale securities.

Accounting for Stock Options and Restricted Grants

We maintain an Equity Participation Plan under which we have granted non-qualified stock options and restricted stock to employees, non-employee directors and consultants. The fair value of the equity instruments granted are estimated on the date of grant using the Black-Scholes pricing model, utilizing assumptions as described in Note 11, Stock-Based Compensation.

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

Contingencies

We are subject to the possibility of various contingencies including claims, suits and complaints, arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining gain or loss contingencies. An estimated contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Reclassifications

Certain reclassifications from 2007 and 2008 amounts have been made to conform to the year ended December 31, 2009 financial statement presentation with no effect on previously reported net income, retained earnings, or cash flow from operations.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued a new accounting principle which changed the accounting for business combinations. The new accounting principle requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  It also changed the accounting treatment for certain specific items. Acquisition costs are generally expensed as incurred, noncontrolling interests are valued at fair value at the acquisition date, acquired contingent liabilities are recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies, in-process research and development are recorded at fair value as an indefinite-lived intangible asset at the acquisition date, restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense. The new principle also includes a substantial number of new disclosure requirements and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, or our first quarter of 2009. The adoption of this principle had no effect on our consolidated financial statements. Business acquisitions are not in our normal course of business and, as necessary, we will comply with this standard.

In March 2008, the FASB issued a new accounting principle which requires  entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The new principle also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements; how derivatives and related hedges are accounted for; and how the hedges affect the entity's financial position, financial performance, and cash flows. The adoption of this new principle on January 1, 2009 has been incorporated into the notes to our consolidated financial statements.

In April 2008, the FASB issued a new accounting principle regarding  the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The new principle applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. It removes an existing provision, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, the new principle requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. The adoption of this new principle on January 1, 2009 did not impact our consolidated financial statements.

In June 2008, the FASB issued a new accounting principle which establishes that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing EPS. It also requires that all prior-period EPS data be adjusted retrospectively. We adopted this new principle on January 1, 2009. See Note 13, Earnings Per Share, to the consolidated financial statements in this Form 10-K for further discussion of this adoption.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In April 2009, the FASB issued a new accounting principle that requires disclosure about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The new principle also requires those disclosures in summarized financial information at interim reporting periods and is effective for interim periods ending after June 15, 2009, or our second quarter of 2009. The adoption of this new guidance on April 1, 2009 has been incorporated into the notes to our consolidated financial statements.

In April 2009, the FASB amended the other-than-temporary impairment guidance in the U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The amendment is effective for interim and annual reporting periods ending after June 15, 2009, or our second quarter of 2009. The adoption of this amendment on April 1, 2009 has been incorporated into the notes to our consolidated financial statements.

In April 2009, the FASB issued a new accounting principle that provides guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying circumstances indicating that a transaction is not an orderly one. The new principle is effective for interim and fiscal periods ending after June 15, 2009, or our second quarter of 2009. The adoption of this new principle on April 1, 2009 has been incorporated into our consolidated financial statements.

In May 2009, the FASB issued a new accounting principle that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This new principle is effective for interim and annual periods ending after June 15, 2009, or our second quarter of 2009 and  has been incorporated into the notes to our consolidated financial statements.

In January 2010, the FASB issued a new accounting principle that requires new disclosures and clarifies existing disclosures about fair value measurements. The new principle is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which will be effective for the fiscal year beginning after December 15, 2010 and for the interim periods within those fiscal years. The adoption of this new principle on January 1, 2010 will not have a material impact our consolidated financial statements.

In Februay 2010, the FASB amended the subsequent events guidance issued in May 2009 to remove the requirement for SEC filers to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The amendment is effective upon issuance and has been incorporated into the notes of our consolidated financial statements.

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

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The aggregate purchase price for BookRags is expected to be approximately $16.9 million, of which $9.4 million has been paid, including $8.5 million of cash to the prior owners at inception, $0.6 million in tax payments made on the seller’s behalf, and $0.3 million of acquisition expenses. The remaining estimated purchase price comprised common stock valued at $4.5 million and future earn-out provisions of up to $3.0 million. The $4.5 million value of the common stock issued was determined based on a ten day average closing price of our common stock prior to the date of the acquisition for the issuance of 233,584 shares and is subject to change if escrow conditions are not met. In 2010, the escrow conditions will be known and the actual number of shares to be issued will be determined. Since the acquisition was made prior to the adoption of FASB Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, the estimated value of these contingent shares was not made at the time of acquisition. When escrow conditions are met in 2010 the actual number of common shares issued will be recorded at their fair value as an addition to goodwill.. Therefore, the ultimate value of these shares may be higher or lower than $4.5 million. These shares have been excluded from outstanding stock  Originally, the future payments pursuant to the earn-out agreements were up to $5.0 million in 2009 and 2010. The earnings threshold for 2009 was not met, therefore the remaining potential earn-out is up to $3.0 million in 2010. Any future payments will be added to goodwill when and if required earning thresholds are met.

BookRags’ results of operations in 2007 and prior to May 15, 2008 were immaterial in comparison to our results of operations as reported; therefore pro forma financial information is not disclosed. BookRags’ results of operations since May 15, 2008 are included in our consolidated financial statements.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands):

Assets
Current assets	$209
Intangible assets	2,359
Goodwill	6,841
Total assets acquired	9,409
Liabilities and net assets acquired
Current liabilities	163
Total liabilities assumed	163
Net assets acquired	$9,246

The difference between the total purchase price and the fair value of tangible and intangible assets and liabilities was recorded as goodwill.

4. Investments and Fair Value Measurements

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, we consider the principal or most advantageous market in which we would transact, and we consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance.

Our financial instruments are measured and recorded at fair value. Our non-financial assets, (including: property, plant and equipment; intangible assets; and goodwill), are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

Fair value is determined for assets and liabilities using a three-tiered value hierarchy into which these assets and liabilities must be grouped, based upon significant levels of inputs as follows:

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

Te The following tables summarize the composition of our investments at December 31, 2009 and 2008 (in thousands):

					Classification on Balance Sheet
December 31, 2009	Amortized Cost	Unrealized Gains	Unrealized Losses (less than 12 months)	Aggregate Fair Value	Cash and cash equivalents	Short-term available-for-sale securities	Long-term available-for-sale securities
Auction rate securities (ARS)	$1,600	$—	$203	$1,397	$—	$—	$1,397
Money market funds	5,703	—	—	5,703	5,703	—	—
Municipal securities	72,789	739	—	73,528	—	73,528	—
	$80,092	$739	$203	$80,628	$5,703	$73,528	$1,397

					Classification on Balance Sheet
December 31, 2008	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value	Cash and cash equivalents	Short-term available-for-sale securities	Long-term available-for-sale securities
Auction rate securities (ARS)	$2,100	$—	$—	$2,100	$—	$—	$2,100
Money market funds	4,375	—	—	4,375	4,375	—	—
Municipal securities	68,199	473	—	68,672	1,236	67,436	—
	$74,674	$473	$—	$75,147	$5,611	$67,436	$2,100
Th
       The amortized cost and fair value of the available-for-sale securities at December 31, 2009, by contractual maturity were as follows (in thousands):
we
	Amortized Cost	Fair Value
Auction rate securities (ARS)	$1,600	$1,397
One year or less	3,431	3,441
After one year through three years	68,084	68,754
After three years through five years	1,274	1,333
	$74,389	$74,925

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at December 31, 2009 and 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets:
Auction rate securities (ARS)	$1,397	$—	$—	$1,397
Money market funds	5,703	5,703	—	—
Municipal securities	73,528	73,528	—	—
Foreign currency exchange contracts	1,076	—	1,076	—
Total financial assets	$81,704	$79,231	$1,076	$1,397

		Fair Value Measurements at Reporting Date Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets/(liabilities):
Auction rate securities (ARS)	$2,100	$—	$—	$2,100
Money market funds	4,375	4,375		—
Municipal securities	68,672	68,672	—	—
Foreign currency exchange contracts	(8,405)	—	(8,405)	—
Total financial assets, net	$66,742	$73,047	$(8,405)	$2,100

At December 31, 2009, we classified money market funds and municipal securities as Level 1 assets because market prices are readily available for these investments. Level 2 financial assets represent the fair value of our foreign currency exchange contracts that were valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curve, option volatility and currency rates. Level 3 financial assets represent the fair value of our ARS, which were valued using a pricing model that takes into account the average life of the underlying collateral, the rate of return, and the spread used for similar issuances.

The following table presents a reconciliation for the year ended December 31, 2009, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs (in thousands):
Auction Rate Securities

December 31, 2008	$2,100
Total realized / unrealized gains (losses):
Included in earnings	—
Included in other comprehensive income (loss)	(203)
Purchases, sales, issuances, and settlements, net	(500)
Transfers into Level 3, net	—
December 31, 2009	$1,397

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents a reconciliation for the year ended December 31, 2008, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs (in thousands):
Auction Rate Securities

December 31, 2007	$—
Total realized / unrealized gains (losses):
Included in earnings	—
Included in other comprehensive income (loss)	—
Purchases, sales, issuances, and settlements, net	—
Transfers into Level 3, net	2,100
December 31, 2008	$2,100

The credit markets are experiencing significant uncertainty, and some of this uncertainty has impacted and may continue to impact the markets where our ARS would be offered. During 2008 and the first quarter of 2009, we experienced two failed ARS auctions, representing principal of $1.6 million. However, in the second quarter of 2009 we successfully re-offered our third ARS at par of $0.5 million. Due to the longer term nature of the next auctions and the continued uncertainty in the financial markets, these two remaining ARS values have been classified as non-current assets. We have determined that there is no other-than-temporary impairment on these securities, since we do not intend and are not required to sell these securities before we have recovered the amortized cost basis, the amount of the decline is not severe, currently at 15 percent of the assets’ fair value, the unrealized loss position has not existed for a long duration of time, the credit quality of the issuer and we continue to receive interest at the coupon rate. We will continue to reassess the liquidity in future reporting periods based on several factors, including the success or failure of future auctions, possible failure of the investment to be redeemed, deterioration of the credit rating of the investment, market risk and other factors.

5.	Derivative Financial Instruments

The majority of our travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar for our non-directly delivered programs. Our processes include a program to provide a hedge against certain of these foreign currency risks, and we use forward contracts that allow us to acquire the foreign currency at a fixed price for a specified point in time. All of the derivatives are cash flow hedges and at December 31, 2009 all of the contracts qualified for cash flow hedge accounting.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction is recognized in earnings, which is typically during the second and third quarters of the year when our student and sports travel programs occur. Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

F-17-

At December 31, 2009, the following forward contracts were outstanding (in thousands):

	Notional Amount	Matures
Forward contracts:
Australian dollar	4,300	May 2010
British pound	2,000	June 2010
Euro	6,500	May 2010 – June 2010
Japanese Yen	150,000	April 2010
New Zealand dollar	500	June 2010
Forward contracts with variable option:
Australian dollar	7,000	April 2010
British pound	3,000	May 2010
Euro	13,000	April 2010 – June 2010
New Zealand dollar	1,400	April 2010 – May 2010

The fair values of derivatives are as follows (in thousands):

	December 31, 2009
	Derivates Designated as Hedging Instruments		Derivates Not Designated as Hedging Instruments		Total (Net)
	Assets	Liabilities	Assets	Liabilities	Assets
Forward contracts	$864	$172	$—	$—	692
Forward contracts with variable option	595	211	—	—	384
Total	$1,459	$383	$—	$—	$1,076

The net asset derivative is reported in the balance sheet as “foreign currency exchange contracts”.

Following is an analysis of the changes in the net gain or loss on cash flow hedges included in accumulated other comprehensive income (loss) (in thousands):

Balance, January 1, 2009	$(4,970)
Net gain for the period	9,515
Effective portion loss transferred to earnings	(3,847)
Ineffective portion gain/(loss) transferred to earnings	—
Balance, December 31, 2009	$698

Unrealized gains on forward contracts recorded in accumulated other comprehensive income at December 31, 2009, which are expected to be reclassified to net revenue during the next twelve months is approximately $0.7 million.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the year ended December 31, 2009, the amount of gains or losses recognized in the income statement for derivatives designated as hedging instruments (and their locations) are as follows (in thousands):

Derivates Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)
Forward contracts	Net revenue, non-directly delivered programs	$(2,789)
Forward contracts with variable options	Net revenue, non-directly delivered programs	(1,058)
Total		$(3,847)

For the year ended December 31, 2009, the amount of gains or losses recognized in the income statement for derivatives not designated as hedging instruments (and their locations) are as follows (in thousands):

Derivates Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss)
Forward contracts	Foreign currency and other expense	$(631)
Forward contracts with variable options	Foreign currency and other expense	(331)
Total		$(962)

We do not typically enter into derivatives that are not designated as hedging instruments. Our policy is to be 80 to 100 percent hedged for our forecasted cash flow for the following year. At December 31, 2008, we were approximately 20 percent over-hedged, primarily in euro, British pound, and Australian dollar on foreign currency contracts purchased in the spring and summer of 2008 for 2009 travel expenditures. The over-hedged position was due to the decline in net enrollments for 2009 travel programs combined with lower than expected program costs and the strengthening of the U.S. dollar at the end of 2008 in comparison to foreign currency contracted rates. As a result, a $1.0 million and $0.8 million foreign currency loss was recognized for the years ended December 31, 2009 and December 31, 2008, respectively. Also, the majority of the contracts at December 31, 2008 qualified for cash flow hedge accounting, while all contracts at December 31, 2009 qualified for cash flow hedge accounting.

6.      Property, Plant and Equipment

Property, plant and equipment and the changes therein consist of the following (in thousands):

	December 31,
	2009	2008
Land	$1,817	$1,817
Building	16,198	16,198
Office furniture, fixtures and equipment	8,889	8,925
Computer equipment and software	14,559	12,384
Construction in progress	1,689	103
	43,152	39,427
Less accumulated depreciation	(13,776)	(10,279)
	$29,376	$29,148

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The remaining cost of completion for construction in process is approximately $0.9 million at December 31, 2009.

Depreciation and amortization expense on property and equipment of approximately $4.1 million, $3.3 million, and $2.5 million for the years ended December 31, 2009, 2008, and 2007, respectively, was included in the determination of net income. During 2009, approximately $1.1 million in property, plant and equipment was written off or sold for a net loss of $0.4 million. During 2008, approximately $0.5 million in property, plant and equipment was written off or sold for a net gain of $0.03 million. During 2007, approximately $3.1 million in property, plant and equipment was written off for a net loss of $0.2 million.

7. Intangible Assets

Identified intangible assets other than goodwill and the changes therein consist of the following (in thousands):

	December 31,
	2009	2008
Content license agreements	$838	$838
Content copyrights	1,295	569
Advertising Relationship	512	512
Other	130	130
Trademark	517	517
	3,292	2,566
Less accumulated amortization	(470)	(162)
	$2,822	$2,404

Amortization expense on intangible assets of approximately $0.3 million and $0.2 million for the years ended December 31, 2009 and 2008, respectively, was included in the determination of net income.

Estimated annual amortization expense for each of the next five years is as follows (in thousands):

Years Ended December 31,
2010	$352
2011	$324
2012	$223
2013	$179
2014	$179

8.	Line of Credit

On May 30, 2008, we entered into a $20.0 million unsecured revolving line of credit (the “Revolving Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). This Revolving Credit Agreement expires on May 21, 2011. In addition, the Revolving Credit Agreement provides for the issue of letters of credit not to exceed $2.5 million. Monthly interest only payments, if applicable, are paid based on a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. We can elect to borrow utilizing the offshore London Inter-Bank Offering Rate (“LIBOR”) plus an applicable spread or the prime rate. The credit agreement contains certain quarterly financial covenants, including current ratio greater than 1.50, deployable cash greater than zero at all times, tangible net worth greater than $40.0 million, and net income after taxes greater than $4.0 million for the trailing four quarters. At December 31, 2009, we were in compliance with all of the financial covenants of the credit agreement.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2009 and 2008, we had no amounts outstanding on the revolving line of credit. At December 31, 2009 and 2008, the availability under the line of credit was $18.6 million, with $1.4 million of the line of credit issued in the form of letters of credits to several airline companies.

9.	Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007
Current:	1
Federal	$9,302	$8,077	$14,929
State	1,023	58	95
Deferred	568	1,034	(71)
Total income tax provision	$10,893	$9,169	$14,953

Components of the net deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2009
	Assets	Liabilities	Total
Amortization of goodwill and other intangibles	$753	$—	$753
Accrued vacation and compensation	182	—	182
Unrealized gain on foreign currency exchange contracts	—	(383)	(383)
Unrealized gain on available-for-sale securities	—	(191)	(191)
Depreciation	—	(2,912)	(2,912)
Stock options	1,388	—	1,388
Restricted stock grants	498	—	498
State tax deduction	258	—	258
Non-compete agreements	—	(251)	(251)
Other	31	—	31
Total deferred tax assets (liabilities)	$3,110	$(3,737)	$(627)

	December 31, 2008
	Assets	Liabilities	Total
Amortization of goodwill and non-compete agreement	$833	$—	$833
Accrued vacation and compensation	213	—	213
Unrealized loss on foreign currency exchange contracts	2,676	—	2,676
Unrealized gain on available-for-sale securities	—	(166)	(166)
Depreciation	—	(2,165)	(2,165)
Stock options	1,032	—	1,032
Restricted stock grants	605	—	605
Other	—	(7)	(7)
Total deferred tax assets (liabilities)	$5,359	$(2,338)	$3,021

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The income tax provision differs from that computed using the federal statutory rate applied to income before income taxes as follows (in thousands):

	Years Ended December 31,
	2009 Amount	%	2008 Amount	%	2007 Amount	%
Provision at the federal statutory rate	$10,931	35.0%	$9,700	35.0%	$16,100	35.0%
Tax-exempt interest	(723)	(2.3)	(1,024)	(3.7)	(1,385)	(3.0)
State income tax, net of federal benefit	669	2.1	38	0.1	95	0.2
Other	16	0.1	455	1.6	143	0.3
Total income tax provision	$10,893	34.9%	$9,169	33.0%	$14,953	32.5%

As of December 31, 2009, we have $573,000 of unrecognized tax benefits that have been recorded as “accounts payable and accrued expenses” in our balance sheet, which also would affect the annual effective tax rate if recognized. Our policy is to account for interest and penalties related to uncertain tax positions as part of income tax expense.  During the year ended December 31, 2009, we recognized $163,000 of income tax expense in our statement of operations.

The following summarizes the unrecognized tax benefits activity during 2009 and 2008 (in thousands).
	2009	2008
Gross unrecognized tax benefit as of January 1,	$—	$14
Increases in uncertain tax benefits as a result of tax positions taken during the prior period	573	26
Settlements with tax authorities	—	(40)
Gross unrecognized tax benefits as of December 31,	$573	$—

It is reasonably possible that our unrecognized tax benefits will decrease between $250,000 and $573,000 pending the outcome of discussions with certain tax jurisdictions regarding our activities in their jurisdictions.

We file tax returns in the U.S. federal jurisdiction and various state jurisdictions. We may be subject to examination by the Internal Revenue Service for the years after 2005. We may also be subject to examination by various state jurisdictions for the years after 2004.

10.	Commitments and Contingencies

On July 14, 2009, a securities class action was filed against us and certain of our executive officers on behalf of all persons or entities who purchased our Common Stock between February 8, 2007 and October 23, 2007.  The class action was filed in the United States District Court for the Eastern District of Washington by plaintiff Plumbers Union Local No. 12 Pension Fund (“Plumbers Union”).  On October 22, 2009, the Court appointed International Brotherhood of Electrical Workers Local 351 (“IBEW 351)” as lead plaintiff. On November 23, 2009, lead plaintiff IBEW 351 filed a motion to withdraw as lead plaintiff and sought appointment of Plumbers Union as substitute lead plaintiff.  On January 7, 2010, a hearing was held and the Court appointed Plumbers Union as lead plaintiff and required any amended complaint shall be served and filed on or before January 11, 2010.  Plumbers Union filed its amended complaint on January 11, 2010.  The amended complaint alleges that the defendants violated federal securities laws by making untrue statements of material fact and/or omitting to state material facts, thereby artificially inflating the price of our Common Stock. We have reviewed the amended complaint and deny the allegations contained therein.  We have tendered our defense and indemnity under applicable insurance coverage and defense counsel in Seattle, Washington has been retained to represent us. We believe that the likelihood that our Company will ultimately incur a loss in connection with this litigation is remote. We cannot estimate the possible loss to our Company, if any, at this time. The actual cost to resolve this case will depend upon many factors such as the outcome of mediation, pre-trial motions, trial and any appeals. However, we believe any loss incurred will not have a material adverse effect on our business, financial condition, cash flows or results of operations.  We intend to vigorously defend this lawsuit and any alleged claims for damages.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Under our Bylaws, our directors and officers have certain rights to indemnification by us against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers and former directors in certain circumstances. No material indemnification liabilities were accrued at December 31, 2009.

11.      Stock-Based Compensation

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 2009, 2008, and 2007.

	Years Ended December 31,
	2009		2008		2007
Expected dividend yield	2.15%		2.66%		1.41%
Expected stock price volatility	54.45%		49.48%		43.40%
Risk-free interest rate	2.24%		2.48%		3.93%
Expected term of options	5.00	years	4.51	years	4.45	years

The weighted-average fair value of options granted during 2009, 2008 and 2007 was $4.70, $3.51, and $7.02, respectively.

The dividend yield is based on expected quarterly cash dividends paid to our shareholders. Expected stock price volatility is based on historical volatility of our stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Additionally, an annualized forfeiture rate of 8.49 percent is used as a best estimate of future forfeitures based on our historical forfeiture experience. The stock-based compensation expense will be adjusted in later periods if the actual forfeiture rate is different from the estimate.

Total stock-based compensation expense recognized in the consolidated statement of operations for the years ended 2009, 2008, and 2007 was $2.0 million, $2.1 million, $2.0 million, respectively, before income taxes. Of the total stock-based compensation expense during 2009, stock option expense was $0.9 million and restricted stock grant expense was $1.1 million. Of the total stock-based compensation expense during 2008, stock option expense was $0.9 million and restricted stock grant expense was $1.2 million. Of the total stock-based compensation expense during 2007, stock option expense was $1.0 million and restricted stock grant expense was $0.9 million.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents information about the common stock options and restricted grants as of December 31, 2009:

	Options and Restricted Stock Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (years)	Weighted - Average Exercise Price		Shares	Weighted- Average Exercise Price
Restricted Stock Grants
$0.00	252,959	2.79	$	N/A	N/A	N/A
Stock Options
$3.47 -6.93	542,346	2.07		$5.89	542,346	$5.89
6.94 - 10.39	323,255	6.86		9.05	159,678	9.42
10.40 - 13.86	292,166	9.30		11.92	22,475	11.61
13.87 - 17.32	317,570	6.29		16.86	234,381	16.81
17.33 - 20.79	12,824	8.35		18.41	3,206	18.41
20.80 - 24.25	48,000	1.94		21.09	48,000	21.09
24.26 - 27.72	204,508	6.11		27.11	181,383	27.06
27.73 - 31.18	12,609	6.15		29.20	8,394	29.04
31.19 - 34.65	12,659	7.34		34.65	6,326	34.65
Total Stock Options	1,765,937	5.48		$12.77	1,206,189	$12.72
Combined	2,018,896	5.14		$11.17	1,206,189	$12.72

At December 31, 2008, there were 1,183,288 exercisable stock options at the weighted-average exercise price of $10.89 per share.

At December 31, 2009, the aggregate intrinsic value of outstanding stock options and restricted stock was $9.1 million and exercisable stock options and restricted stock was $4.6 million, before applicable income taxes, based on our $13.26 closing stock price at December 31, 2009. This intrinsic value would have been received by the optionees had all restricted stock been vested and all stock options been exercised on that date. The weighted-average remaining contractual life of stock options and restricted grants outstanding was 5.1 years and exercisable was 3.8 years. As of December 31, 2009, total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock awards was approximately $4.6 million, which is expected to be recognized over approximately 3.9 years. During the year ended December 31, 2009, the total intrinsic value of stock options exercised was $1.0 million and the total fair value of options which vested was $1.2 million while the total fair value of restricted stock awards which vested was $1.4 million.

At December 31, 2008, the aggregate intrinsic value of outstanding stock options and restricted stock was $4.3 million and exercisable stock options and restricted stock was $2.4 million, before applicable income taxes, based on our $9.20 closing stock price at December 31, 2008. This intrinsic value would have been received by the optionees had all restricted stock been vested and all stock options been exercised on that date. The weighted-average remaining contractual life of stock options and restricted grants outstanding was 5.2 years and exercisable was 4.2 years. As of December 31, 2008, total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock grants was approximately $4.2 million, which is expected to be recognized over a period of approximately 3.9 years. During the year ended December 31, 2008, the total intrinsic value of stock options exercised was $0.8 million, and the total fair value of options vested was $1.5 million while the total fair value of restricted stock awards which vested was $0.2 million.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2007, the aggregate intrinsic value of outstanding stock options and restricted stock was $14.8 million and exercisable stock options and restricted stock was $10.3 million, before applicable income taxes, based on our $18.31 closing stock price at December 31, 2007. This intrinsic value would have been received by the optionees had all restricted stock been vested and all stock options been exercised on that date. The weighted average remaining contractual life of stock options and restricted grants outstanding was 5.4 years and exercisable was 4.8 years. As of December 31, 2007, total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock grants was approximately $4.6 million, which is expected to be recognized over a period of approximately 3.9 years. During the year ended December 31, 2007, the total intrinsic value of stock options exercised was $8.0 million, and the total fair value of options vested was $1.3 million while the total fair value of restricted stock awards which vested was $0.1 million.

Stock option and restricted stock grant transactions during 2009 were as follows:

	Restricted	Weighted-		Weighted-
	Stock	Average Grant	Stock	Average
	Grants	Date Fair Value	Options	Exercise Price
Balance at December 31, 2008	205,585	$18.33	1,639,874	$12.34
Granted	111,696	11.52	309,081	11.32
Forfeited	(9,374)	12.71	(28,529)	11.17
Vested	(54,948)	24.69	N/A	N/A
Exercised	N/A	N/A	(154,489)	5.41
Balance December 31, 2009	252,959	$14.15	1,765,937	$12.77

12.	Employee Benefit Plan

Effective March 2002, we established a 401(k) Profit Sharing Plan (the “Sharing Plan”) for our employees. Employees are eligible to participate in the Sharing Plan upon six months of service and 18 years of age. Employees may contribute up to 92 percent of their salary, subject to the maximum contribution allowed by the Internal Revenue Service. Our matching contribution is discretionary based upon approval by management. Employees are 100 percent vested in their contributions and vest in our matching contributions after their initial four years of employment. During the years ended December 31, 2009, 2008, and 2007, we contributed approximately $0.02 million, $0.2 million, and $0.2 million to the Sharing Plan, respectively.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.	Earnings Per Share

The following table presents a reconciliation of basic and diluted EPS computations (in thousands, except per share data):

	Year ended December 31,
	2009	2008	2007
Numerator:
Net income	$20,337	$18,546	$31,047

Denominator:
Weighted-average shares outstanding	18,618	18,745	19,385
Effect of unvested restricted stock awards considered participating securities	487	439	222
Weighted-average shares outstanding – basic	19,105	19,184	19,607
Effect of dilutive common stock options	317	388	623
Weighted average shares outstanding – diluted	19,422	19,572	20,230

Earnings per share – basic and diluted:
Net income per share – basic	$1.06	$0.97	$1.58

Net income per share – diluted	$1.05	$0.95	$1.53

Cash dividends declared per share	$0.24	$0.46	$0.46

Antidilutive options not included in diluted EPS	608,770	609,192	12,659

On January 1, 2009, we adopted a new accounting principle, which clarified that unvested share-based payment awards that contain nonforfeitable rights to receive dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing “EPS”. Participating securities under this statement include our unvested employee restricted stock awards with time-based vesting and common stock granted in the acquisition of BookRags that will be issued in 2010 when escrow conditions are known, which receive nonforfeitable dividend payments. As a result of this new provision, all prior period EPS data have been adjusted retrospectively. The effect of adopting this new accounting provision was a decrease in basic and diluted EPS of $0.02 for both the years ending December 31, 2008 and 2007.

14.	Supplemental Disclosures of Consolidated Statements of Cash Flows

We paid cash for taxes during 2009, 2008, and 2007 of approximately $9.9 million, $8.5 million, and $13.3 million, respectively.

Our non-cash investing and financing activities during the years ended December 31, 2009, 2008, and 2007, are as follows (in thousands):

	2009	2008	2007
Unrealized gain (loss) on foreign currency exchange contracts	$(8,729)	$(11,107)	$890
Unrealized gain on available-for-sale securities	58	213	311
Property, plant and equipment	426	22	1,397
Capital lease	—	37	—
Purchase price allocation for goodwill	24	—	—

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.	Segment Reporting

Our operations are organized into two reporting segments, consisting of (1) Ambassador Programs and Other, which provides out-of-classroom educational travel services to students, professionals and athletes through multiple itineraries within five travel program types, and (2) BookRags, an internet research site housing content sales and advertising revenue.

Ambassador Programs and Others’ gross margin is comprised of gross receipts less direct program costs, including accommodations, transportation, speakers, facilitators, and event costs. BookRags’ gross margin is comprised of content and subscription and advertising revenues via www.BookRags.com, less commissions and amortization of intangible assets directly associated with sales.

Prior to May 15, 2008, we only had one segment. Segment information as of and for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	Year ended December 31, 2009			Year ended December 31, 2008
	Ambassador Programs and Other (1)	BookRags (2)	Consolidated	Ambassador Programs and Other (1)	BookRags (2)	Consolidated
Total revenue	$95,315	$3,300	$98,615	$96,030	$1,897	$97,927
Gross margin	$80,893	$2,911	$83,804	$77,174	$1,705	$78,879
Depreciation and amortization	$4,052	$312	$4,364	$3,264	$162	$3,426
Operating income	$28,336	$1,843	$30,179	$24,327	$1,142	$25,469
Income tax provision	$10,239	$654	$10,893	$8,784	$385	$9,169
Net income	$19,145	$1,192	$20,337	$17,770	$776	$18,546
Total additions to property, plant, and equipment	$5,078	$79	$5,157	$5,042	$—	$5,042
Total additions to goodwill and intangible assets	$—	$726	$726	$—	$9,431	$9,431
Intangible assets, excluding goodwill	$—	$2,822	$2,822	$—	$2,404	$2,404
Total goodwill	$70	$6,841	$6,911	$70	$6,865	$6,935
Total assets	$116,334	$11,751	$128,095	$113,713	$10,564	$124,277

(1)
Ambassador Programs and Other include all travel programs offered by Ambassador Programs and World Adventures Unlimited as well as corporate overhead. World Adventures Unlimited had no revenue in 2009, however they did have expenses related to the pilot programs that were operated during the summer of 2009 and start-up expenses.

(2)	BookRags was acquired on May 15, 2008. Therefore, the year ended December 31, 2008 does not represent a full year as it does in 2009 and is not comparable to the year ended December 31, 2009.

Any intercompany sales or services provided that exist are eliminated. Intercompany expenses paid for by Ambassador Programs and Other on behalf of BookRags are recorded as intercompany receivables and payables and eliminated upon consolidation. On October 1, 2008, an operating agreement was entered into by Ambassador Programs and BookRags. The operating agreement outlines the agreed upon charges for services provided by Ambassador Programs to BookRags for accounting, human resources, and technology support. In addition, it defines the terms in which the two companies can perform lead generation for marketing purposes.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.	Quarterly Financial Data (unaudited)

Summarized quarterly financial data for 2009, 2008, and 2007 is as follows (unaudited, and in thousands except per share data). All adjustments necessary to fairly present the interim results have been recorded:

	Quarters Ended
	March 31	June 30	September 30	December 31
2009
Total revenue	$10,006	$46,176	$36,407	$6,026
Gross margin	5,281	40,292	33,201	5,030
Selling and marketing expense	8,872	9,258	11,281	9,610
General and administrative expense	3,369	3,303	3,252	4,680
Income (loss) before income taxes	(7,407)	28,305	19,169	(8,837)
Net income (loss)	(5,254)	19,179	12,505	(6,093)
Earnings (loss) per share-basic	(0.28)	1.01	0.66	(0.32)
Earnings (loss) per share-diluted	(0.28)	0.99	0.64	(0.32)

Gross program receipts reflect total amounts charged for our goods and services. Gross program receipts totaled $10.4 million, $99.3 million, $82.8 million and $11.2 million for the quarters ended March 31, June 30, September 30, and December 31, 2009, respectively.
	Quarters Ended
	March 31	June 30	September 30	December 31
2008
Total revenue	$7,880	$42,286	$40,119	$7,642
Gross margin	3,470	36,717	33,018	5,674
Selling and marketing expense	9,364	8,875	11,272	11,331
General and administrative expense	3,018	3,168	2,822	3,560
Income (loss) before income taxes	(8,009)	25,579	19,591	(9,446)
Net income (loss)	(5,474)	17,184	13,298	(6,462)
Earnings (loss) per share-basic	(0.29)	0.89	0.70	(0.34)
Earnings (loss) per share-diluted	(0.29)	0.87	0.68	(0.34)

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

 Date: March 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY D. THOMAS	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2010
Jeffrey D. Thomas

/s/ JOHN A. UEBERROTH	Chairman of the Board of Directors	March 2, 2010
John A. Ueberroth

/s/ KRISTI J. GRAVELLE	Chief Financial Officer and Secretary	March 2, 2010
Kristi J. Gravelle	(Principal Financial and Accounting Officer)
/s/ BRIGITTE M. BREN	Director	March 2, 2010
Brigitte M. Bren

/s/ DANIEL G. BYRNE	Director	March 2, 2010
Daniel G. Byrne

/s/ RAFER L. JOHNSON	Director	March 2, 2010
Rafer L. Johnson

/s/ JAMES M. KALUSTIAN	Director	March 2, 2010
James M. Kalustian

/s/ JOSEPH J. UEBERROTH	Director	March 2, 2010
Joseph J. Ueberroth

/s/ RICARDO L. VALENCIA	Director	March 2, 2010
Ricardo L. Valencia

/s/ RICHARD D. C. WHILDEN	Director	March 2, 2010
Richard D. C. Whilden

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the registrant incorporated by reference to the registrant’s Registration Statement on Form 10 filed on November 15, 2001.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the registrant incorporated by reference to the registrant’s Form 8-K filed on May 17, 2005.

3.3	Bylaws of the registrant incorporated by reference to the registrant’s Registration Statement on Form 10 filed on November 15, 2001.

4.1	Form of Common Stock Certificate of the registrant incorporated by reference to the registrant’s Form 10-K filed on March 9, 2007.

10.1	2001 Equity Participation Plan incorporated by reference to the registrant’s Registration Statement on Form 10 filed on January 7, 2002.

10.2	Form of 2001 Equity Participation Plan Agreement incorporated by reference to the registrant’s Registration Statement on Form 10 filed on November 15, 2001.

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

10.6	Employment Agreement by and between the registrant and Jeffrey D. Thomas, incorporated by reference to the registrant’s Form 8-K filed on October 3, 2006.

10.7	Stock Purchase Agreement by and between the registrant and Invemed Catalyst Fund, L.P. incorporated by reference to the registrant’s Form 8-K filed on January 31, 2007.

10.8	Stock Purchase Agreement incorporated by reference to the registrant’s Form 8-K filed on May 21, 2008.

10.9	Credit Agreement by and between the registrant and Wells Fargo Bank, N.A. incorporated by reference to the registrant’s Form 8-K file on May 30, 2008.

10.10	Revolving Line of Credit Note incorporated by reference to the registrant’s Form 8-K filed May 30, 2008.

10.11	2009 Equity Participation Plan Agreement incorporated by reference to the registrant’s Definitive Proxy Statement on Form 14A filed on April 6, 2009.
14.1	Code of Ethics incorporated by reference from our definitive Proxy Statement for the fiscal year ended December 31, 2009, to be filed with the SEC on or about April 13, 2010.

21.1	List of subsidiaries of the registrant as of December 31, 2009.*

23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.*

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or Rule 15(d)-14(a).*

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or Rule 15(d)-14(a).*

32.1
Certification by the Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) or 15(d)-14(b) and Section 1350 of Chapter 63 of Title 13 of the United  States Code (18 U.S.C. §1350).*

* Filed herewith