Form 10-Q
period 2010-03-31
AMBASSADORS GROUP INC
filed 2010-05-04
CIK 1162315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of April 23, 2010 was 19,073,554.

AMBASSADORS GROUP, INC.
FORM 10-Q QUARTERLY REPORT

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMBASSADORS GROUP, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
March 31, 2010 and December 31, 2009
(dollars in thousands, except share and per share data)
	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$26,258	$7,656
Available-for-sale securities and other	85,764	73,528
Foreign currency exchange contracts	345	1,076
Prepaid program costs and expenses	12,417	3,175
Accounts receivable	5,335	2,020
Deferred tax asset	—	25
Total current assets	130,119	87,480
Property and equipment, net	29,022	29,376
Available-for-sale securities	1,248	1,397
Intangibles	2,970	2,822
Goodwill	6,911	6,911
Other long-term assets	311	109
Total assets	$170,581	$128,095
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$6,120	$5,188
Participants’ deposits	81,546	31,137
Deferred tax liability	73	—
Other liabilities	110	112
Total current liabilities	87,849	36,437
Deferred tax liability	96	652
Total liabilities	87,945	37,089
Commitments and Contingencies (Note 8)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 19,073,554 and 19,006,265 shares issued and outstanding, respectively	188	188
Additional paid-in capital	3,268	2,314
Retained earnings	78,817	87,461
Accumulated other comprehensive income	363	1,043
Stockholders’ equity	82,636	91,006
Total liabilities and stockholders’ equity	$170,581	$128,095

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three months ended March 31, 2010 and 2009
(dollars in thousands, except per-share amounts)

	2010	2009
Net revenue, non-directly delivered programs	$203	$429
Gross revenue, directly delivered programs	1,779	8,704
Gross revenue, internet and advertising	754	873
Total revenue	2,736	10,006
Cost of sales, directly delivered programs	1,033	4,627
Cost of sales, internet and advertising	110	98
Gross margin	1,593	5,281
Operating expenses:
Selling and marketing	9,629	8,872
General and administrative	3,467	3,369
Total operating expenses	13,096	12,241
Operating loss	(11,503)	(6,960)
Other income (expense):
Interest and dividend income	411	514
Foreign currency and other expense	(14)	(961)
Total other income (expense)	397	(447)
Loss before income tax benefit	(11,106)	(7,407)
Income tax benefit	3,617	2,153
Net loss	$(7,489)	$(5,254)
Net loss per share – basic and diluted	$(0.39)	$(0.28)
Weighted-average common shares outstanding – basic and diluted	19,271	19,071

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the three months ended March 31, 2010 and 2009
(dollars in thousands)

	2010	2009
Net loss	$(7,489)	$(5,254)
Unrealized loss on foreign currency exchange contracts, net of income tax benefit of $256 and $16	(475)	(29)
Unrealized loss on available-for-sale securities, net of income tax benefit of $110 and $30	(205)	(57)
Comprehensive loss	$(8,169)	$(5,340)

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended March 31, 2010 and 2009
(dollars in thousands)

	2010	2009
Cash flows from operating activities:
Net loss	$(7,489)	$(5,254)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,135	1,010
Deferred income tax (benefit) provision	(92)	95
Stock-based compensation	507	465
Excess tax benefit from stock-based compensation	(106)	(2)
(Gain) loss on sale of assets	12	(1)
Writedown of property, plant, and equipment	243	—
Loss on foreign currency contracts	—	962
Change in assets and liabilities:
Accounts receivable and other current assets	(3,315)	(2,760)
Prepaid program costs and expenses	(9,444)	(10,998)
Accounts payable, accrued expenses, and other current liabilities	1,311	977
Participants’ deposits	50,409	51,802
Net cash provided by operating activities	33,171	36,296
Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	7,397	12,626
Purchase of available for sale securities	(19,774)	(8,818)
Purchase and construction of property and equipment	(1,244)	(1,365)
Purchase of intangibles	(239)	(140)
Net cash (used in) provided by investing activities	(13,860)	2,303
Cash flows from financing activities:
Dividend payment to shareholders	(1,156)	(1,145)
Repurchase of common stock	—	(409)
Proceeds from exercise of stock options	341	148
Excess tax benefit from stock-based compensation	106	2
Capital lease payments and other	—	(11)
Net cash used in financing activities	(709)	(1,415)
Net increase in cash and cash equivalents	18,602	37,184
Cash and cash equivalents, beginning of period	7,656	6,989
Cash and cash equivalents, end of period	$26,258	$44,173

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
Ambassadors Group, Inc. (“Ambassadors,” “Company,” “we,” “us,” or “our,”) is a leading educational company that organizes and promotes worldwide international and domestic educational travel programs for students, athletes and professionals, and provides over 8 million pages of online research content through www.bookrags.com. These consolidated financial statements include the accounts of Ambassadors Group, Inc. and our wholly owned subsidiaries, Ambassador Programs, Inc. (“Ambassador Programs”), BookRags, Inc. (“BookRags”), World Adventures Unlimited, Inc. (“World Adventures Unlimited”), Ambassadors Unlimited, LLC and Marketing Production Systems, LLC. All significant intercompany accounts and transactions, which are of a normal recurring nature, are eliminated in consolidation.

Our operations are organized in two reporting segments, 1) “Ambassador Programs and Other”, which provides educational travel services to students, professionals, and athletes through multiple itineraries within five travel program types, and 2) “BookRags”, which provides online research capabilities through book summaries, critical essays, online study guides, biographies, and references to encyclopedia articles.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The balance sheet at December 31, 2009, has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Certain reclassifications from 2009 amounts have been made to conform to the three months ended March 31, 2010 financial statement presentation with no effect on previously reported net loss or retained earnings.

3. Net Loss and Dividends per Share
On January 1, 2009, we adopted an accounting provision which clarified that unvested share-based payment awards that contain nonforfeitable rights to receive dividends or divided equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). Participating securities under this statement include our unvested employee restricted stock awards with time-based vesting and common stock granted in the acquisition of BookRags that will be issued in the second quarter of 2010 when escrow conditions are known, which receive nonforfeitable dividend payments. As a result of this new provision, all prior period EPS data have been adjusted retrospectively.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents a reconciliation of basic and diluted EPS computations (in thousands, except per share amounts):

	Three months ended March 31,
	2010	2009
Numerator:
Net loss	$(7,489)	(5,254)

Denominator:
Weighted-average shares outstanding	18,772	18,619
Effect of unvested restricted stock awards considered participating securities	499	452
Weighted-average shares outstanding – basic	19,271	19,071
Effect of dilutive common stock options	0(A )	0(A )
Weighted-average shares outstanding – diluted	19,271	19,071

Losses per share – basic and diluted:
Net loss per share – basic	$(0.39)	$(0.28)

Net loss per share – diluted	$(0.39)	$(0.28)

Cash dividends declared per share	$0.06	$0.06

(A)
For the three months ended March 31, 2010 and 2009, respectively, the effects of approximately 808,000 and 941,000 stock options have been excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

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

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the composition of our investments at March 31, 2010 and December 31, 2009 (in thousands):
					Classification on Balance Sheet
March 31, 2010	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value	Cash and cash equivalents	Short-term available-for-sale securities	Long-term available-for-sale securities
Auction rate securities (“ARS”)	$1,600	$—	$352	$1,248	$—	$—	$1,248
Money market funds	17,478	—	—	17,478	17,478	—	—
Municipal securities	85,191	573	—	85,764	—	85,764	—
	$104,269	$573	$352	$104,490	$17,478	$85,764	$1,248

					Classification on Balance Sheet
December 31, 2009	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value	Cash and cash equivalents	Short-term available-for-sale securities	Long-term available-for-sale securities
ARS	$1,600	$—	$203	$1,397	$—	$—	$1,397
Money market funds	5,703	—	—	5,703	5,703	—	—
Municipal securities	72,789	739	—	73,528	—	73,528	—
	$80,092	$739	$203	$80,628	$5,703	$73,528	$1,397

The amortized cost and fair value of the available-for-sale securities at March 31, 2010, by contractual maturity were as follows (in thousands):

	Amortized Cost	Fair Value
ARS	$1,600	$1,248
Money market funds and municipal securities
One year or less	7,256	7,274
After one year through three years	76,654	77,181
Greater than three years through five years	1,256	1,309
	$86,766	$87,012

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at March 31, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
ARS	$1,248	$—	$—	$1,248
Money market funds	17,478	17,478	—	—
Municipal securities	85,764	85,764	—	—
Foreign currency exchange contracts	345	—	345	—
Total financial assets	$104,835	$103,242	$345	$1,248

		Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
ARS	$1,397	$—	$—	$1,397
Money market funds	5,703	5,703	—	—
Municipal securities	73,528	73,528	—	—
Foreign currency exchange contracts	1,076	—	1,076	—
Total financial assets	$81,704	$79,231	$1,076	$1,397

At March 31, 2010, we classified money market funds and municipal securities as Level 1 assets because market prices are readily available for these investments. Level 2 financial assets represent the fair value of our foreign currency exchange contracts that were valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curve, option volatility and currency rates. Level 3 financial assets represent the fair value of our ARS, which were valued using a pricing model that takes into account the average life of the underlying collateral, the rate of return, and the spread used for similar issuances.

The following table presents a reconciliation for the three months ended March 31, 2010, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs (in thousands):
ARS

December 31, 2009	$1,397
Total realized / unrealized losses:
Included in earnings	—
Included in other comprehensive income	(149)
Purchases, sales, issuances, and settlements, net	—
Transfers into Level 3, net	—
March 31, 2010	$1,248

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The credit markets are experiencing uncertainty, and some of this uncertainty has impacted and may continue to impact the markets where our ARS would be offered. Over the past year and a half, we experienced several failed ARS auctions and one successful ARS auction. During the first quarter of 2010, we experienced another failed ARS auction, representing principal of $1.0 million. Our second ARS will go to auction in the third quarter of 2010, which represents principal of $0.6 million. Due to the longer term nature of the next auctions and the continued uncertainty in the financial markets, these ARS values have been classified as long-term assets. We have determined that there is no other-than-temporary impairment on these securities, since we do not intend and are not required to sell these securities before we have recovered the amortized cost basis. We will continue to reassess the liquidity in future reporting periods based on several factors, including the success or failure of future auctions, possible failure of the investment to be redeemed, deterioration of the credit rating of the investment, market risk and other factors.

In determining whether the current financial recession will have an impact on the fair value of the bond and ARS investments, we considered the individual ratings of each bond and ARS held. With regard to bonds, we considered the following: the underlying rating of the issuer irrespective of the insurance; the performance of the issuer; the term of the bond; the quality of bond insurance provided by the rating of the bond insurer; and the fair value as of each reporting date. With regard to ARS, we considered the underlying credit quality of student loan portfolios and federal government backing of its collateral as a basis of its valuation. At the reporting dates and in the future, we recognize that these investments are subject to general credit, liquidity, market and interest rate risks, which have been accentuated by the current global financial crisis. The fair value of these investments accordingly will continue to change, and we will continue to evaluate their carrying values.

5. Derivative Financial Instruments

The majority of our travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. Our processes include a program to provide a hedge against certain of these foreign currency risks, and we use forward contracts that allow us to acquire the foreign currency at a fixed price for a specified period of time. All of the derivatives are cash flow hedges and at March 31, 2010 all of the contracts qualified for cash flow hedge accounting.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period during which the hedged transaction is recognized in earnings, which is typically when our student and sports travel programs occur during the second and third quarters of the year. Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

At March 31, 2010, the following forward contracts were outstanding (in thousands):

	Notional Amount	Matures
Forward contracts:
Australian dollar	4,300	May 2010
British pound	2,409	June 2010
Euro	8,737	May 2010 – June 2010
Japanese yen	150,000	April 2010
New Zealand dollar	739	June 2010
Forward contracts with variable option:
Australian dollar	7,000	April 2010
British pound	3,000	May 2010
Euro	13,000	April 2010 – June 2010
New Zealand dollar	1,400	April 2010 – May 2010

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair values of derivatives are as follows (in thousands):

	March 31, 2010
	Derivates designated as hedging instruments		Derivatives not designated as hedging instruments		Total (Net)
	Assets	Liabilities	Assets	Liabilities	Assets
Forward contracts	$825	$608	$—	$—	$217
Forward contracts with variable option	398	270	—	—	128
Total	$1,223	$878	$—	$—	$345

	December 31, 2009
	Derivates designated as hedging instruments		Derivatives not designated as hedging instruments		Total (Net)
	Assets	Liabilities	Assets	Liabilities	Assets
Forward contracts	$864	$172	$—	$—	$692
Forward contracts with variable option	595	211	—	—	384
Total	$1,459	$383	$—	$—	$1,076

The net asset derivative is reported in the balance sheet as ‘foreign currency exchange contracts’.

Following is an analysis of the changes in the net gain or loss on cash flow hedges included in accumulated other comprehensive income (loss) (in thousands):

March 31,
2010
Balance, December 31, 2009	$698
Net loss for the period	(475)
Effective portion gain/(loss) transferred to earnings	—
Ineffective portion gain/(loss) transferred to earnings	—
Balance, March 31, 2010	$223

Unrealized gains on forward contracts recorded in accumulated other comprehensive income at March 31, 2010, which are expected to be reclassified to net revenue during the next twelve months is approximately $0.2 million.

For the three months ended March 31, 2010 and 2009, respectively, no gains or losses were recognized in the income statement for derivatives designated as hedging instruments.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the three months ended March 31, 2010 and 2009, respectively, the amount of gains or losses recognized in the income statement for derivatives not designated as hedging instruments (and their locations) are as follows (in thousands):

		Amount of Loss
Derivative not designated as hedging instruments	Location of Loss Recognized in Income on Derivative	March 31, 2010	March 31, 2009
Forward contracts	Foreign currency and other expense	$—	$(631)
Forward contracts with variable options	Foreign currency and other expense	—	(331)
Total		$—	$(962)

We do not typically enter into derivatives that are not designated as hedging instruments. Our policy is to achieve a position of being 80 to 100 percent hedged for our forecasted cash flow for the following year.

6.   Stock-Based Compensation

Under the our Equity Participation Plan (the “Plan”), we may grant stock-based incentive compensation awards to eligible employees (including officers), non-employee directors and consultants in the form of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, restricted stock units awards, stock appreciation rights, tandem stock appreciation rights, unrestricted stock awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant.

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

Under the terms of the Plan, restricted stock awards are granted at a price set by the Compensation Committee on the same terms as options. The Compensation Committee also establishes the vesting period of the awards, which is generally set at 100 percent at the conclusion of one to four years. Our key employees who have been awarded stock and are full time employees are subject to a four year vesting period, while our Board of Directors who have been awarded stock are subject to a one year vesting period.

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

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three months ended March 31, 2010 and 2009.
	Three months ended March 31, 2010		Three months ended March 31, 2009
Expected dividend yield	1.92%		2.84%
Expected stock price volatility	64.62%		50.48%
Risk-free interest rate	2.32%		2.07%
Expected life of options	4.77	Years	4.63	Years
Estimated fair value per option granted	$5.42		$2.48

The dividend yield is based on expected quarterly cash dividends paid to our shareholders. Expected stock price volatility is based on historical volatility of our stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Additionally, an annualized forfeiture rate of 8.4 percent is used as a best estimate of future forfeitures based on our historical forfeiture experience. The stock-based compensation expense will be adjusted in later periods if the actual forfeiture rate is different from the estimate.

Total stock-based compensation expense recognized in the consolidated statement of operations for the quarter ended March 31, 2010 was $0.5 million before income taxes. Of the total stock-based compensation expense during the quarter, stock option expense was $0.3 million, restricted stock award expense was $0.2 million, and the related total deferred tax benefit was $0.2 million.

The following table presents information about our Common Stock options and restricted awards as of March 31, 2010:

	Options and Awards Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Restricted Stock Awards
$0.00	265,000	2.60	N/A	N/A	N/A
Stock Options
$3.47 - 6.93	501,456	1.92	$5.98	501,456	$5.98
6.94 - 10.39	302,365	6.97	9.03	148,506	9.28
10.40 - 13.86	314,822	9.38	11.87	13,050	11.67
13.87 - 17.32	305,783	6.27	16.86	222,594	16.80
17.33 - 20.79	12,824	8.11	18.41	3,206	18.41
20.80 - 24.25	16,000	5.37	21.09	16,000	21.09
24.26 - 27.72	197,146	6.09	27.11	174,021	27.06
27.73 - 31.18	10,874	6.46	29.15	8,154	29.15
31.19 - 34.65	9,659	7.09	34.65	4,826	34.65
Total Stock Options	1,670,929	5.67	$12.68	1,091,813	$12.62
Combined	1,935,929	5.25	$10.95	1,091,813	$12.62

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The aggregate intrinsic value of outstanding stock options and restricted stock was $6.1 million and exercisable stock options and restricted stock was $2.8 million at March 31, 2010, before applicable income taxes, based on our $11.05 closing stock price at March 31, 2010. This intrinsic value would have been received by the optionees had all restricted stock been vested and all stock options been exercised on that date. As of March 31, 2010, total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock awards was approximately $4.4 million, which is expected to be recognized over approximately 3.88 years. During the quarter ended March 31, 2010, the total intrinsic value of stock options exercised was $0.3 million and the total fair value of options which vested was $0.04 million.

Stock option and restricted stock transactions during the three months ended March 31, 2010 were as follows:

	Restricted Stock Awarded	Weighted-Average Grant Date Fair Value	Stock Options	Weighted- Average Exercise Price
Balance at December 31, 2009	252,959	$14.15	1,765,937	$12.77
Granted	12,191	11.34	32,081	11.34
Forfeited	(150)	9.19	(71,841)	19.31
Vested	—	—	—	—
Exercised	—	—	(55,248)	6.18
Balance March 31, 2010	265,000	$14.03	1,670,929	$12.68

7. Segment Information

Our operations are organized in two reporting segments, 1) “Ambassador Programs and Other”, which provides out of classroom educational travel services to students, professionals, and athletes through multiple itineraries within five travel program types, and 2) “BookRags”, an internet research site housing content sales and advertising revenue.

Ambassador Programs and Others’ gross margin is comprised of gross receipts less direct program costs, including accommodations, transportation, speakers, facilitators, and event costs. BookRags’ gross margin is comprised of content and subscription and advertising revenues via www.bookrags.com, less commissions and amortization of intangible assets directly associated with sales.

Segment information for the three months ended March 31, 2010 and 2009 were as follows (in thousands):

	Three months ended March 31, 2010			Three months ended March 31, 2009
	Ambassador Programs and Other (1)	BookRags	Consolidated	Ambassador Programs and Other (1)	BookRags	Consolidated
Total revenue	$1,982	$754	$2,736	$9,133	$873	$10,006
Gross margin	949	644	1,593	4,506	775	5,281
Depreciation and amortization	1,037	98	1,135	940	70	1,010
Operating income (loss)	(11,808)	305	(11,503)	(7,465)	505	(6,960)
Income tax benefit (provision)	3,716	(99)	3,617	2,320	(167)	2,153
Net income (loss)	(7,695)	206	(7,489)	(5,592)	338	(5,254)
Total additions to property, plant, and equipment	1,244	—	1,244	1,379	5	1,384
Total additions to goodwill and intangible assets	—	239	239	—	140	140
Intangible assets, excluding goodwill	—	2,970	2,970	—	2,474	2,474
Total assets	$158,717	$11,864	$170,581	$160,189	$10,845	$171,034

(1)
Ambassador Programs and Other include all travel programs offered by Ambassador Programs and World Adventures Unlimited as well as corporate overhead. World Adventures Unlimited had no revenue in 2009, however they did have start-up expenses and expenses related to the pilot programs that were operated during the summer of 2009.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Any intercompany sales, which are rare, or services provided are eliminated. Intercompany expenses paid for by Ambassador Programs on behalf of another subsidiary are recorded as intercompany receivables and payables and eliminated upon consolidation. Operating agreements between subsidiaries exist to outline the agreed upon charges for services provided by Ambassador Programs to the other subsidiaries for accounting, human resources, technology support, and travel services. In addition, if applicable, the terms in which two companies can perform lead generation for marketing purposes are also defined.

8.  Commitments and Contingencies

On July 14, 2009, a securities class action was filed against us and certain of our executive officers on behalf of all persons or entities who purchased our Common Stock between February 8, 2007 and October 23, 2007.  The class action was filed in the United States District Court for the Eastern District of Washington by plaintiff Plumbers Union Local No. 12 Pension Fund (“Plumbers Union”). The Plumbers Union filed an amended complaint on January 11, 2010. The amended complaint alleges that the defendants violated federal securities laws by making untrue statements of material fact and/or omitting to state material facts, thereby artificially inflating the price of our Common Stock. We have reviewed the amended complaint and deny the allegations contained therein.  On March 11, 2010, we, and certain of our executive officers, filed a motion to dismiss the Plumbers Union’s amended complaint. We anticipate the Court will issue a ruling on our motion to dismiss after May 20, 2010. We have tendered our defense and indemnity under applicable insurance coverage and defense counsel in Seattle, Washington has been retained to represent us. We believe that the likelihood that our Company will ultimately incur a loss in connection with this litigation is remote. We cannot estimate the possible loss to our Company, if any, at this time. The actual cost to resolve this case will depend upon many factors such as the outcome of mediation, pre-trial motions, trial and any appeals. However, we believe any loss incurred will not have a material adverse effect on our business, financial condition, cash flows or results of operations. We intend to vigorously defend this lawsuit and any alleged claims for damages.

On October 27, 2009, we were informed by the Securities and Exchange Commission (“SEC”) that it had issued a formal order of investigation with respect to trading in the Company’s securities. We believe that the investigation is for the period August through December, 2007. In connection with the investigation, the Company, certain of its officers, director and employees, as well as other persons, have received subpoenas from the SEC requesting information. The SEC has indicated that the investigation should not be construed as an indication that any violation of law has occurred or as an adverse reflection upon any person, entity or security. The Company will continue to cooperate fully with the investigation.

Other than as disclosed herein, we are not a party to any other material pending legal proceedings other than ordinary routine litigation incidental to our business, the outcome of which we believe will not have a material adverse effect on our business, financial condition, cash flows or results of operations. These matters are subject to inherent uncertainties and management’s view of these matters may change in the future. Adverse outcomes in some or all of the matters described in this section may result in significant monetary damages or injunctive relief against us that would adversely affect our results of operations.

We are subject to the possibility of various loss contingencies, including claims, suits and complaints, arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Under our Bylaws, our directors and officers have certain rights to indemnification by us against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers and former directors in certain circumstances. No material indemnification liabilities were accrued at March 31, 2010.

9.  Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued a new accounting principle that requires new disclosures and clarifies existing disclosures about fair value measurements. The new principle is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which will be effective for the fiscal year beginning after December 15, 2010 and for the interim periods within those fiscal years. The adoption of this new principle will not have a material impact on our consolidated financial statements.

In February 2010, the FASB amended the subsequent events guidance issued in May 2009 to remove the requirement for SEC filers to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The amendment is effective upon issuance and has been incorporated into the notes of our consolidated financial statements.

10. Subsequent Events

Subsequent to the filing of our earnings release on April 21, 2010 and prior to the filing of our 10-Q, we received information from our insurance carrier that resulted in a change in estimate of our anticipated insurance recovery. This change related to a portion of specific legal fees already incurred in connection with the SEC’s formal order of investigation with respect to trading in the Company’s securities. The Company plans to contest the position presented by the insurance carrier. The insurance company’s position is not related to the outcome of this investigation. We have incorporated this change into our March 31, 2010 consolidated financial statements. The impact was an increase to general and administrative expenses of $1.1 million and an increase to our net loss of $0.7 million, resulting in a fully diluted per share loss of $0.39 for the quarter ending March 31, 2010.

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

Forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include factors affecting the travel and education industry generally, competition, dependence on key personnel and vendor relationships,  our ability to successfully integrate the operations of existing or acquired companies, and a variety of factors such as periods of international unrest, the outbreak of disease, changes in the direct-mail environment, protection of intellectual rights, unidentified taxation exposure, recession, weather conditions and concerns for passenger safety that could cause a decline in travel demand, as well as the risk factors, and other factors as may be identified from time to time in our SEC filings or in our press releases. For a more complete discussion of these risks, please refer to Item 1A Risk Factors disclosure in our Annual Report on Form 10-K filed on March 2, 2010 and those factors set forth under Part II, Item 1A Risk Factors set forth in this Quarterly Report on Form 10-Q. All forward-looking statements are expressly qualified in their entirety by these factors and all related cautionary statements. We do not undertake any obligation to update any forward-looking statements.

Executive Overview

We are a leading educational company that (1) organizes and promotes worldwide educational travel programs for students, athletes and professionals and (2) provides over 8 million pages of online research content.

Ambassador Programs provides worldwide travel programs for student ambassadors, sports ambassadors, student leaders and professionals and represents our core business which has been established for over forty years. World Adventures Unlimited is a new business unit that was initiated in 2009 and provides adventure based travel packages for students, kindergarten through twelfth grade, primarily to destinations outside of North America. This portion of our travel offering is in its infancy stages, but we are looking forward to the future opportunities it brings to offer a premium, adventure based product to a new group of educators.

BookRags provides online research capabilities through book summaries, critical essays, online study guides, biographies, and references to encyclopedia articles. BookRags is a leader in its industry and is a complementary revenue stream to the seasonal nature of our travel season. However, we do not expect this business to perform at the same volume as our core travel programs. All subsidiaries support our mission of bridging cultural and political borders through educational venues.

The key financial indicators that we use in managing our business and in evaluating our financial condition and operating performance are: program operating results; net operating income; deployable cash; free cash flow; net enrollments; various website metrics including monthly page views, website visitors, and unique users; financial ratios; and leverage as shown on our consolidated balance sheet. Deployable cash, free cash flow, and net enrollments are non-GAAP measurements we utilize and are defined and further described in the sections captioned “Key Performance non-GAAP Financial Indicators” below. The key macro-economic factors and non-financial indicators that affect our financial condition and operating performance are: economic stability; consumer confidence; currency fluctuations; interest rates; political climates; terrorism; military actions; and natural disasters.

Because our operating results depend primarily on income from our travel programs, our ability to manage the expense to acquire and retain our travelers will influence our operating results. Additionally, the level of expenses required to promote and operate our programs will impact our operating results. More than 50 percent of the sales and marketing expense incurred during the current fiscal year are to promote the upcoming travel year. This relationship between expense and associated revenue is pertinent to understanding our financial model.

2010 Overview

In 2010, we will continue to seek the right balance of expense management and the investment to increase our financial performance in 2011. Our focus will continue to include retaining and traveling enrolled individuals for 2010 and increasing enrolled revenue for 2011, optimizing gross margin, managing expenses, cultivating new business ventures, increasing efficiency through improved business processes and automation, developing our websites, maximizing cash utilization, and improving brand recognition. Please see “2010 Net Enrollments” below for further discussion of our 2010 outlook on delegate enrollments.

Some of our 2010 initiatives include the following:
•
Increase enrollments for  future travel through traditional means of direct marketing in addition to a variety of new avenues, involving various pricing tests, and new selling and social media strategies.

•	Continue negotiations with program delivery vendors to ensure optimization of margin.
•	Implement new expense management initiatives, such as the outsourcing of our print production processes.
•
Improve customer satisfaction ratings utilizing the Net Promoter philosophy, which is both a loyalty metric and a discipline for using customer feedback to fuel the growth and profitability of our business.

•	Maximize our capital allocation strategies.
•	Execute the first travel season for Discovery Student Adventures.
•	Establish a stonger growth rate for BookRags.

Results of Operations

The following table sets forth the consolidated financial results and change in dollars and percentages for the periods indicated:

Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

		Three Months Ended March 31,
	2010	2009	$ Change	% Change
Total revenue	$2,736	$10,006	$(7,270)	(73%)
Cost of goods sold	1,143	4,725	(3,582)	(76%)
Gross margin	1,593	5,281	(3,688)	(70%)
Selling and marketing	9,629	8,872	757	9%
General and administrative expenses	3,467	3,369	98	3%
Operating loss	(11,503)	(6,960)	(4,543)	(65%)
Other income (expense)	397	(447)	844	189%
Loss before tax	(11,106)	(7,407)	(3,699)	(50%)
Income tax benefit	3,617	2,153	1,464	68%
Net loss	$(7,489)	$(5,254)	$(2,235)	(43%)

During the quarter ended March 31, 2010, we traveled 803 delegates, down from 3,492 delegates during the comparable 2009 quarter. The decrease in traveled delegates is largely due to the impact of the presidential inauguration program that traveled approximately 2,200 delegates in the first quarter of 2009, coupled with lower attendance to our Spring World Leadership Forum programs . In the first quarter of 2010, total revenue decreased $7.3 million to $2.7 million from $10.0 million in the first quarter of 2009. Gross margin decreased to $1.6 million in the first quarter of 2010 compared to $5.3 million in the first quarter in 2009. The decrease in gross receipts and gross margin is due to the decline in the number of delegates traveling with us, predominantly due to the 2009 presidential inauguration program as previously mentioned. Gross receipts and gross margin also include results of operations for

BookRags of $0.8 million and $0.6 million in the first quarter of 2010, respectively, and $0.9 million and $0.8 million in the first quarter of 2009, respectively.  Gross margin as a percent of gross receipts increased from 51 percent to 52 percent for the quarter ending March 31, 2009 and March 31, 2010, respectively.  This increase is attributable to the leverage that BookRags had on the consolidated results.

Operating expenses were $13.1 million in the first quarter of 2010 compared to $12.2 million in the first quarter 2009, an increase of 7 percent. Selling and marketing expenses increased $0.8 million due to additional efforts implemented to grow our 2010 enrollments and acceleration of marketing activities for future year travel programs that have historically taken place during the second quarter. General and administrative expenses increased $0.1 million due to a $0.1 increase in depreciation expense and $0.6 million increase in legal and professional costs offset by $0.6 million of insurance proceeds received during the quarter. For the first quarter 2010, our operating loss was $11.5 million, compared to $7.0 million for the first quarter of 2009.

We realized other income of $0.4 million in the first quarter of 2010, compared to other expense of $0.4 million in the first quarter of 2009. The $0.8 million increase in income is due to the existence of a nonrecurring foreign currency loss of $1.0 million related to our over-hedged foreign currency contracts in the first quarter of 2009 offset by a $0.1 million decline in interest income earned during the first quarter of 2010 due to lower prevailing interest rates.

The income tax benefit has been recorded based on a 32.6 percent and 29.1 percent estimated annual effective income tax rate, applied to the pre-tax loss for the quarters ended March 31, 2010 and 2009, respectively. The increase is due to recording the liability related to an uncertain tax position in the first quarter of 2009.

Results of Operations by Segment

We have two reporting segments, consisting of (1) “Ambassador Programs and Other”, which provides educational travel services to students, professionals and athletes through multiple itineraries within five travel program types, and (2) “BookRags”, an internet research site housing content sales and advertising revenue.

Ambassador Programs and Others’ gross margin is comprised of gross receipts less direct program costs, including accommodation, transportation, speakers, facilitators, and event costs. BookRags’ gross margin is comprised of content, subscription, and advertising revenues via www.bookrags.com, less commissions and amortization of intangible assets directly associated with sales.

Segment results of operations for the quarters ended March 31, 2010 and 2009 are as follows (in thousands):

	March 31, 2010			March 31, 2009
	Ambassador Programs and Other (1)	BookRags	Consolidated	Ambassador Programs and Other (1)	BookRags	Consolidated
Total revenue	$1,982	$754	$2,736	$9,133	$873	$10,006
Cost of goods sold	1,033	110	1,143	4,627	98	4,725
Gross margin	949	644	1,593	4,506	775	5,281
Selling and marketing	9,410	219	9,629	8,663	209	8,872
General and administrative expenses	3,347	120	3,467	3,308	61	3,369
Operating income (loss)	(11,808)	305	(11,503)	(7,465)	505	(6,960)
Other income (loss)	397	—	397	(447)	—	(447)
Income (loss) before tax	(11,411)	305	(11,106)	(7,912)	505	(7,407)
Income tax benefit (provision)	3,716	(99)	3,617	2,320	(167)	2,153
Net income (loss)	$(7,695)	$206	$(7,489)	$(5,592)	$338	$(5,254)

(1)
Ambassador Programs and Other include all travel programs offered by Ambassador Programs and World Adventures Unlimited as well as corporate overhead. World Adventures Unlimited had no revenue in 2009, however, they did have start-up expenses and expenses related to the pilot programs that were operated during the summer of 2009.

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

2010 Net Enrollments

Net enrollments consist of all individuals traveled year to date plus those actively enrolled for future travel. As of April 19, 2010, we had 27,274 net enrolled participants for our 2010 travel programs, compared to 35,566 net enrolled participants as of the same date last year for our 2009 travel programs.  The 23 percent decrease in net enrollments for our 2010 programs is expected to negatively impact our 2010 results. We believe the decline is caused primarily by current economic conditions and high unemployment rates. We have taken and will continue to take measures to mitigate these negative impacts, including, but not limited to, increasing retention efforts toward 2010 travel through focus on improving the delegate experience, and continuing negotiations with vendors in an attempt to maintain similar gross margins realized in 2009. However, there can be no assurances that any of these measures will have any success, and if so, to what extent.

Deployable Cash

Deployable cash is a non-GAAP liquidity measure. Deployable cash is calculated as the sum of cash, cash equivalents, short-term available-for-sale securities and prepaid program costs and expenses less the sum of accounts payable, accrued expenses and other short-term liabilities (excluding deferred taxes) and participant deposits. We believe the deployable cash measurement is useful in understanding cash available to deploy for current and future business opportunities. See the ‘Liquidity’ section below for explanations of cash sources and uses.

Deployable Cash Reconciliation (in thousands)
	March 31,		December 31,
	2010	2009	2009

Cash, cash equivalents and short-term available-for-sale securities	$112,022	$107,977	$81,184
Prepaid program cost and expenses	12,417	14,866	3,175
Less: Participants’ deposits	(81,546)	(95,968)	(31,137)
Less: Accounts payable/accruals/other liabilities	(6,230)	(5,376)	(5,300)
Deployable cash	$36,663	$21,499	$47,922

Free Cash Flow

Free cash flow is a non-GAAP cash flow measure. Free cash flow is calculated as cash flow from operations less purchase of property, equipment and intangible assets. Management believes this non-GAAP measure is useful to investors in understanding the cash generated within the current period for future use in operations.

Free Cash Flow Reconciliation (in thousands except)
	March 31,
	2010	2009
Cash flow from operations as reported	$33,171	$36,296
Purchase of property, equipment and intangibles	(1,483)	(1,524)
Free cash flow	$31,688	$34,772

 Liquidity and Capital Resources

Liquidity

Cash provided by operations was $33.2 million and $36.3 million during the quarters ended March 31, 2010 and 2009, respectively. The $3.1 million decrease resulted from an increase in accounts receivable of $0.6 million and decreases in participant deposits of $1.4 million, current period earnings of $2.2 million and foreign currency losses of $0.9 million recorded in 2009, offset by a decrease in cash used for prepaid program expenses of $1.6 million.

Cash used in investing activities was $13.9 million for the quarter ended March 31, 2010 while cash provided by investing activities was $2.3 million for the quarter ended March 31, 2009. This $16.2 million difference was primarily due to an increase in cash used to purchase available-for-sale securities.

Cash used in financing activities was $0.7 million and $1.4 million during the quarters ended March 31, 2010 and 2009, respectively. During the quarter ended March 31, 2010, we distributed $1.2 million in cash dividends to our shareholders offset by $0.3 million in proceeds from stock option exercises. During the quarter ended March 31, 2009, we distributed $1.1 million in cash dividends to our shareholders and repurchased $0.4 million of our common stock.

Total assets at March 31, 2010 were $170.6 million, of which 66 percent, or $112.0 million, were cash, cash equivalents and short-term available-for-sale securities. At December 31, 2009 total assets were $128.1 million, of which $81.2 million were cash, cash equivalents and short-term available-for-sale securities.

Capital Resources

Our business is not capital intensive. However, we do retain funds for operating purposes in order to conduct sales and marketing efforts for future programs.

During the first quarter of 2010, we had an unused line of credit in the amount of $20.0 million. The line of credit covenants include deployable cash greater than zero, tangible net worth greater than $40.0 million and net income after taxes for the current and previous three quarters of greater than $4.0 million. At March 31, 2010, we were in compliance with all covenants. Additionally, we currently have no plans to draw any of these funds in the immediate future.

We continue to consider potential acquisitions of educational, travel and youth businesses. An acquisition may require the use of cash and cash equivalents. Currently, there are no pending acquisitions and no assurance can be given that definitive agreements for any such acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to us.

We do not have any material capital expenditure commitments for 2010, not already presented within our March 31, 2010 financial statements. We believe that existing cash and cash equivalents and cash flows from operations will be sufficient to fund our anticipated operating needs and capital expenditures through 2010. For a more complete discussion of these and other contractual factors, please refer to our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed on March 2, 2010.

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

We evaluate investment securities for other-than-temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, then the amount of other-than-temporary impairment recognized in the statement of operations depends on whether we intend to sell the investment securities or more likely than not will be required to sell the investment securities before recovery of the amortized cost. There were no investment securities that management identified to be other-than-temporarily impaired during the quarter ended March 31, 2010, because we do not intend and are not required to sell the debt securities before we have recovered the amortized cost basis of the securities. Realized losses could occur in future periods due to a change in our intent to hold the investments until recovery of the amortized cost, a change in our assessment of credit risk, or a change in regulatory or accounting requirements. Significant increases or decreases in the aggregate fair value of our available for-sale securities may affect our liquidity and capital resources, although we believe the credit ratings of the investments held substantiate this risk as low.

Foreign Currency Exchange Contracts

The majority of our travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. Our processes include a program to provide a hedge against certain of these foreign currency risks, and we use forward contracts that allow us to acquire the foreign currency at a fixed price for a specified period of time. All of the derivatives are cash flow hedges and at March 31, 2010 all of the contracts qualified for cash flow hedge accounting.

We account for these foreign exchange contracts and options in accordance with GAAP which requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or accumulated other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For qualifying cash-flow hedge transactions in which we are hedging the variability of cash flows related to a forecasted transaction, changes in the fair value of the derivative instrument are reported in accumulated other comprehensive income. The gains and losses on the derivative instruments that are reported in accumulated other comprehensive income are reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedged transactions is recognized in current period earnings. Unrealized gains and losses on foreign currency exchange contracts that are not qualifying cash-flow hedges are recorded in the statement of operations.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We consider our policies associated with cash and available-for-sales securities, valuation of goodwill and intangible assets, income taxes, foreign currency, revenue recognition, stock-based compensation and contingencies and litigation to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to our critical accounting policies and methodologies as discussed in our Annual Report on Form 10-K filed March 2, 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change to market risk as discussed in Market Risk, as part of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 10-K filed March 2, 2010.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of March 31, 2010, the end of the period covered by this report, our chief executive officer and chief financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

In the three months ended March 31, 2010, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

The information contained in Note 8, “Contingencies” to our consolidated financial statements is incorporated by reference.

Item 1A. Risk Factors

As of the date of this report, there have been no significant changes to our risk factors, as discussed in Item 1A, Risk Factors, contained in our Annual Report on Form 10-K filed on March 2, 2010.

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

AMBASSADORS GROUP, INC.

Date: May 4, 2010	By:	/s/ JEFFREY D. THOMAS
Jeffrey D. Thomas
Chief Executive Officer

EXHIBIT INDEX

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002