Form 10-Q
period 2010-06-30
AMBASSADORS GROUP INC
filed 2010-08-06
CIK 1162315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to _________________ .

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

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of July 26, 2010 was 18,969,078.

AMBASSADORS GROUP, INC.
FORM 10-Q QUARTERLY REPORT

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMBASSADORS GROUP, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
June 30, 2010 and December 31, 2009
(dollars in thousands, except share and per share data)
	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$7,643	$7,656
Available-for-sale securities and other	100,172	73,528
Foreign currency exchange contracts	—	1,076
Prepaid program costs and expenses	26,196	3,175
Accounts receivable	1,201	2,020
Deferred tax asset	578	25
Total current assets	135,790	87,480
Property and equipment, net	29,156	29,376
Available-for-sale securities	1,247	1,397
Intangibles	3,107	2,822
Goodwill	9,781	6,911
Other long-term assets	110	109
Total assets	$179,191	$128,095
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$14,408	$5,188
Foreign currency exchange contracts	975	—
Participants’ deposits	66,982	31,137
Other liabilities	108	112
Total current liabilities	82,473	36,437
Deferred tax liability	13	652
Total liabilities	82,486	37,089
Commitments and Contingencies (Note 10)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 19,102,827 and 19,006,265 shares issued and outstanding, respectively	189	188
Additional paid-in capital	4,290	2,314
Retained earnings	92,840	87,461
Accumulated other comprehensive income (loss)	(614)	1,043
Stockholders’ equity	96,705	91,006
Total liabilities and stockholders’ equity	$179,191	$128,095

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three and six months ended June 30, 2010 and 2009
(dollars in thousands, except per-share amounts)

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
Net revenue, non-directly delivered programs	$31,236	$35,255	$31,033	$34,826
Gross revenue, directly delivered programs	8,649	19,239	6,870	10,535
Gross revenue, internet and advertising	1,515	1,688	761	815
Total revenue	41,400	56,182	38,664	46,176
Cost of sales, directly delivered programs	5,081	10,420	4,048	5,793
Cost of sales, internet and advertising	217	189	107	91
Gross margin	36,102	45,573	34,509	40,292
Operating expenses:
Selling and marketing	18,848	18,130	9,219	9,258
General and administrative	6,641	6,672	3,174	3,303
Total operating expenses	25,489	24,802	12,393	12,561
Operating income	10,613	20,771	22,116	27,731
Other income (expense):
Interest and dividend income	874	1,088	463	574
Foreign currency and other expense	(14)	(961)	—	—
Total other income	860	127	463	574
Income before income tax provision	11,473	20,898	22,579	28,305
Income tax provision	3,779	6,973	7,396	9,126
Net income	$7,694	$13,925	$15,183	$19,179
Net income per share — basic	$0.40	$0.73	$0.79	$1.01
Weighted-average common shares outstanding – basic	19,112	19,056	19,187	19,040
Net income per share —diluted	$0.40	$0.72	$0.78	$0.99
Weighted-average common shares outstanding –diluted	19,346	19,315	19,410	19,341

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the three and six months ended June 30, 2010 and 2009
(in thousands)

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
Net income	$7,694	$13,925	$15,183	$19,179
Unrealized gain (loss) on foreign currency exchange contracts, net of income tax (provision) benefit of $718, $(2,516), $462, and $(2,534)	(1,333)	4,671	(858)	4,700
Unrealized loss on available-for-sale securities, net of income tax benefit of $174, $84, $64 and $54	(324)	(158)	(118)	(101)
Comprehensive income	$6,037	$18,438	$14,207	$23,778

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
For the six months ended June 30, 2010 and 2009
(dollars in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balances, December 31, 2008	18,823	$186	$6	$71,705	$(4,664)	$67,233
Net income	—	—	—	13,925	—	13,925
Stock options exercised	41	1	319	—	—	320
Stock–based compensation expense	—	—	941	—	—	941
Shortfall tax benefit from stock-based compensation	—	—	19	—	—	19
Stock redemptions	(57)	—	(409)	—	—	(409)
Restricted stock grant	18	—	—	—	—	—
Dividend to shareholders ($0.12 per share)	—	—	—	(2,288)	—	(2,288)
Other comprehensive loss, net of income taxes	—	—	—	—	4,513	4,513
Balances, June 30, 2009	18,825	$187	$876	$83,342	$(151)	$84,254

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balances, December 31, 2009	19,006	$188	$2,314	$87,461	$1,043	$91,006
Net income	—	—	—	7,694	—	7,694
Stock options exercised	64	1	390	—	—	391
Stock–based compensation expense	—	—	1,021	—	—	1,021
Excess tax benefit from stock-based compensation	—	—	125	—	—	125
Stock redemptions	(219)	(2)	(2,431)	—	—	(2,433)
Restricted stock grant	18	—	3	—	—	3
Dividend to shareholders ($0.12 per share)	—	—	—	(2,315)	—	(2,315)
Other comprehensive income, net of income taxes	—	—	—	—	(1,657)	(1,657)
Stock consideration for acquisition	234	2	2,868	—	—	2,870
Balances, June 30, 2010	19,103	$189	$4,290	$92,840	$(614)	$96,705

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended June 30, 2010 and 2009
(dollars in thousands)

	2010	2009
Cash flows from operating activities:
Net income	$7,694	$13,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,341	2,108
Deferred income tax benefit	(300)	(162)
Stock-based compensation	1,023	941
Excess tax benefit from stock-based compensation	(125)	(19)
(Gain) loss on sale of assets	12	(1)
Writedown of property, plant, and equipment	254	—
Loss on foreign currency contracts	—	676
Change in assets and liabilities:
Accounts receivable and other current assets	820	356
Prepaid program costs and expenses	(23,022)	(28,415)
Accounts payable, accrued expenses, and other current liabilities	8,975	11,003
Participants’ deposits	35,845	39,365
Net cash provided by operating activities	33,517	39,777
Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	25,847	30,067
Purchase of available for sale securities	(52,814)	(49,444)
Purchase and construction of property and equipment	(2,498)	(2,521)
Purchase of intangibles	(474)	(311)
Adjustments to goodwill	—	(13)
Net cash used in investing activities	(29,939)	(22,222)
Cash flows from financing activities:
Dividend payment to shareholders	(2,314)	(2,288)
Repurchase of common stock	(1,791)	(409)
Proceeds from exercise of stock options	389	321
Excess tax benefit from stock-based compensation	125	19
Capital lease payments and other	—	(11)
Net cash used in financing activities	(3,591)	(2,368)
Net increase (decrease) in cash and cash equivalents	(13)	15,187
Cash and cash equivalents, beginning of period	7,656	6,989
Cash and cash equivalents, end of period	$7,643	$22,176

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Certain reclassifications from 2009 amounts have been made to conform to the three and six months ended June 30, 2010 financial statement presentation with no effect on previously reported net income, retained earnings, or cash flow from operations.

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

The aggregate purchase price for BookRags is expected to be approximately $15.3 million, of which $12.3 million has been paid, including $8.5 million in cash to the prior owners at inception, $2.9 million or 233,584 shares of common stock issued to the prior owners on May 17, 2010 based on contract terms, $0.6 million in tax payments made on the seller’s behalf, and $0.3 million of acquisition expenses. The remaining estimated purchase price comprises future earn-out provisions of up to $3.0 million. Any future payments will be added to goodwill when and if required earning thresholds are met.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BookRags’ results of operations in 2007 and prior to May 15, 2008 were immaterial in comparison to our results of operations as reported; therefore pro forma financial information is not disclosed. BookRags’ results of operations since May 15, 2008 are included in our consolidated financial statements.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed (in thousands)

Assets
Current assets	$209
Intangible assets	2,359
Goodwill	9,711
Total assets acquired	12,279
Liabilities and net assets acquired
Current liabilities	163
Total liabilities assumed	163
Net assets acquired	$12,116

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

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the composition of our investments at June 30, 2010 and December 31, 2009 (in thousands):
					Classification on Balance Sheet
June 30, 2010	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value	Cash and cash equivalents	Short-term available-for-sale securities	Long-term available-for-sale securities
Auction rate securities (“ARS”)	$1,600	$—	$353	$1,247	$—	$—	$1,247
Money market funds	1,899	—	—	1,899	1,899	—	—
Municipal securities	99,780	392	—	100,172	—	100,172	—
	$103,279	$392	$353	$103,318	$1,899	$100,172	$1,247

					Classification on Balance Sheet
December 31, 2009	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value	Cash and cash equivalents	Short-term available-for-sale securities	Long-term available-for-sale securities
ARS	$1,600	$—	$203	$1,397	$—	$—	$1,397
Money market funds	5,703	—	—	5,703	5,703	—	—
Municipal securities	72,789	739	—	73,528	—	73,528	—
	$80,092	$739	$203	$80,628	$5,703	$73,528	$1,397

The amortized cost and fair value of the available-for-sale securities at June 30, 2010, by contractual maturity were as follows (in thousands):
	Amortized Cost	Fair Value
ARS	$1,600	$1,247
Municipal securities
One year or less	28,223	28,160
After one year through three years	70,292	70,686
Greater than three years through five years	1,265	1,326
	$101,380	$101,419

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at June 30, 2010 and December 31, 2009 (in thousands):

                                             Fair Value Measurements at Reporting Date Using

	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets:
ARS	$1,247	$—	$—	$1,247
Money market funds1	1,899	1,899	—	—
Municipal securities	100,172	100,172	—	—
Foreign currency exchange contracts	163	—	163	—
Total financial assets	$103,481	$102,071	$163	$1,247
Liabilities:
Foreign currency exchange contracts	1,138	—	1,138	—
Total financial liabilities	$1,138	$—	$1,138	$—

                                             Fair Value Measurements at Reporting Date Using

	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets:
ARS	$1,397	$—	$—	$1,397
Money market funds1	5,703	5,703	—	—
Municipal securities	73,528	73,528	—	—
Foreign currency exchange contracts	1,459	—	1,459	—
Total financial assets	$82,087	$79,231	$1,459	$1,397
Liabilities:
Foreign currency exchange contracts	383	—	383	—
Total financial liabilities	$383	$—	$383	$—

1 Money market funds are classified as ‘cash and cash equivalents’ on the balance sheet.

Money market funds and municipal securities are classified as Level 1 assets because market prices are readily available for these investments. Level 2 financial assets represent the fair value of our foreign currency exchange contracts that were valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curve, option volatility and currency rates. Level 3 financial assets represent the fair value of our ARS, which were valued using a pricing model that takes into account the average life of the underlying collateral, the rate of return, and the spread used for similar issuances.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents a reconciliation for the three and six months ended June 30, 2010 and 2009, of assets measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009

Beginning balance	$1,397	$2,100	$1,248	$1,837
Total realized / unrealized losses:
Included in earnings	—	—	—	—
Included in other comprehensive income	(150)	(238)	(1)	(472)
Purchases, sales, issuances, and settlements, net	—	(500)	—	—
Transfers into Level 3, net	—	—	—	—
Ending balance	$1,247	$1,362	$1,247	$1,362

The credit markets are experiencing uncertainty, and some of this uncertainty has impacted and may continue to impact the markets where our ARS would be offered. Since the first quarter of 2008, we have experienced several failed ARS auctions and one successful ARS auction. During the first quarter of 2010, we experienced another failed ARS auction, representing principal of $1.0 million. Our second ARS will go to auction in the third quarter of 2010, which represents principal of $0.6 million. Due to the high probability that the ARS may fail at the next auctions and the continued uncertainty in the financial markets, these ARS values have been classified as long-term assets. We have determined that there is no other-than-temporary impairment on these securities, since we do not intend and are not required to sell these securities before we have recovered the amortized cost basis. We will continue to reassess the liquidity in future reporting periods based on several factors, including the success or failure of future auctions, possible failure of the investment to be redeemed, deterioration of the credit rating of the investment, market risk and other factors.

In determining whether the current financial recession will have an impact on the fair value of the bond and ARS investments, we considered the individual ratings of each bond and ARS held. With regard to bonds, we considered the following: the underlying rating of the issuer irrespective of the insurance; the performance of the issuer; the term of the bond; the quality of bond insurance provided by the rating of the bond insurer; and the fair value as of each reporting date. With regard to ARS, we considered the underlying credit quality of student loan portfolios and federal government backing of its collateral as a basis of its valuation. At the reporting dates and in the future, we recognize that these investments are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by the current global financial crisis. The fair value of these investments accordingly will continue to change, and we will continue to evaluate their carrying values.

5. Derivative Financial Instruments

The majority of our travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. Our processes include a program to provide a hedge against certain of these foreign currency risks, and we use forward contracts that allow us to acquire the foreign currency at a fixed price for a specified period of time. All of the derivatives are cash flow hedges and at June 30, 2010 all of the contracts qualified for cash flow hedge accounting.

 Derivative instruments are designated and qualify as a cash flow hedge and the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period during which the hedged transaction is recognized in earnings, which is typically when our student and sports travel programs occur during the second and third quarters of the year. Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At June 30, 2010, the following forward contracts were outstanding (in thousands):

	Notional Amount	Matures
Forward contracts:
Australian dollar	7,407	July 2010 – July 2011
British pound	2,928	July 2010 – July 2011
Euro	12,421	July 2010 – July 2011
Japanese yen	135,000	April 2011 – July 2011
New Zealand dollar	715	July 2010 – July 2011

The fair values of derivatives are as follows (in thousands):

	June 30, 2010
	Derivates designated as hedging instruments		Derivatives not designated as hedging instruments		Total (Net)
	Assets	Liabilities	Assets	Liabilities	Liabilities
Forward contracts	$163	$1,138	$—	$—	$975
Forward contracts with variable option	—	—	—	—	—
Total	$163	$1,138	$—	$—	$975

	December 31, 2009
	Derivates designated as hedging instruments		Derivatives not designated as hedging instruments		Total (Net)
	Assets	Liabilities	Assets	Liabilities	Assets
Forward contracts	$864	$172	$—	$—	$692
Forward contracts with variable option	595	211	—	—	384
Total	$1,459	$383	$—	$—	$1,076

The net liability derivative as June 30, 2010 and net asset derivative at December 31, 2009 are reported in the balance sheet as ‘foreign currency exchange contracts’.

Following is an analysis of the changes in the net gain or loss on cash flow hedges included in accumulated other comprehensive income (loss) (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009

Beginning balance	$698	$(4,970)	$223	$(4,999)
Net gain/(loss) for the period	(1,858)	6,684	(1,383)	6,713
Effective portion gain/(loss) transferred to earnings	525	(2,013)	525	(2,013)
Ineffective portion gain/(loss) transferred to earnings	—	—	—	—
Ending balance	$(635)	$(299)	$(635)	$(299)

Unrealized losses on forward contracts recorded in accumulated other comprehensive loss at June 30, 2010, which are expected to be reclassified to net revenue during the next twelve months is approximately $0.6 million.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the three and six months ended June 30, 2010 and 2009, respectively, the amount of gains or losses recognized in the income statement for derivatives designated as hedging instruments (and their locations) are as follows (in thousands):

		Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Derivative designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three & Six months ended June 30, 2010	Three & Six months ended June 30, 2009
Forward contracts	Net revenue, non-directly delivered programs	$338	$(1,554)
Forward contracts with variable options	Net revenue, non-directly delivered programs	187	(459)
Total		$525	$(2,013)

For the three months ended June 30, 2010 and 2009, respectively, there were no gains or losses recognized in the income statement for derivatives not designated as hedging instruments. For six months ended June 30, 2010 and 2009, respectively, the amount of gains or losses recognized in the income statement for derivatives not designated as hedging instruments (and their locations) are as follows (in thousands):

		Amount of Loss
Derivative not designated as hedging instruments	Location of Loss Recognized in Income on Derivative	Six months ended June 30, 2010	Six months ended June 30, 2009
Forward contracts	Foreign currency and other expense	$—	$(631)
Forward contracts with variable options	Foreign currency and other expense	—	(331)
Total		$—	$(962)

We do not typically enter into derivatives that are not designated as hedging instruments. Our policy is to achieve a position of being 80 to 100 percent hedged for our forecasted cash flow needs for the following year.

6.   Stock-Based Compensation

Under the Equity Participation Plan (the “Plan”), we may grant stock-based incentive compensation awards to eligible employees (including officers), non-employee directors and consultants in the form of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, restricted stock units awards, stock appreciation rights, tandem stock appreciation rights, unrestricted stock awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant.

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

Under the terms of the Plan, restricted stock awards are granted at a price set by the Compensation Committee on the same terms as options. The Compensation Committee also establishes the vesting period of the awards, which is generally set at 100 percent at the conclusion of one to four years. Our key employees who have been awarded restricted stock and are full time employees are subject to a four year vesting period, while our Board of Directors who have been awarded restricted stock are subject to a one year vesting period.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three and six months ended June 30, 2010 and 2009.
	Six months ended June 30, 2010		Six months ended June 30, 2009		Three months ended June 30, 2010		Three months ended June 30, 2009
Expected dividend yield	1.89%		2.51%		1.82%		1.94%
Expected stock price volatility	61.22%		51.84%		54.60%		54.17%
Risk-free interest rate	2.30%		2.10%		2.27%		2.15%
Expected life of options	5.95	Years	6.25	Years	8.25	Years	9.05	Years
Estimated fair value per option granted	$5.64		$3.75		$6.06		$5.94

The dividend yield is based on expected quarterly cash dividends paid to our shareholders. Expected stock price volatility is based on historical volatility of our stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Additionally, an annualized forfeiture rate of 8.48 percent is used as a best estimate of future forfeitures based on our historical forfeiture experience. The stock-based compensation expense will be adjusted in later periods if the actual forfeiture rate is different from the estimate.

Total stock-based compensation expense recognized in the consolidated statement of operations for the quarter ended June 30, 2010 was $0.5 million before income taxes. Of the total stock-based compensation expense during the quarter, stock option expense was $0.3 million, restricted stock award expense was $0.2 million, and the related total deferred tax benefit was $0.2 million. Total stock-based compensation expense recognized in the consolidated statement of operations for the six months ended June 30, 2010 was $1.0 million before income taxes. Of the total stock-based compensation expense during 2010 year to date, stock option expense was $0.5 million, restricted stock award expense was $0.5 million, and the related total deferred tax benefit was $0.4 million.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents information about our Common Stock options and restricted awards as of June 30, 2010:

	Options and Awards Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Restricted Stock Awards
$0.00	263,327	2.38	N/A	N/A	N/A
Stock Options
$3.47 - 6.93	493,188	1.60	$5.99	493,188	$5.99
6.94 - 10.39	301,464	6.72	9.04	148,197	9.28
10.40 - 13.86	328,741	6.14	11.89	18,662	11.43
13.87 - 17.32	305,783	5.99	16.86	222,594	16.80
17.33 - 20.79	11,908	7.26	18.41	6,412	18.41
20.80 - 24.25	16,000	5.12	21.09	16,000	21.09
24.26 - 27.72	197,146	5.94	27.11	174,021	27.06
27.73 - 31.18	10,874	5.69	29.15	9,624	28.96
31.19 - 34.65	9,474	6.45	34.65	7,239	34.65
Total Stock Options	1,674,578	4.85	$12.71	1,095,937	$12.75
Combined	1,937,905	4.52	$10.99	1,095,937	$12.75

The aggregate intrinsic value of outstanding stock options and restricted stock was $6.3 million and exercisable stock options and restricted stock was $2.9 million at June 30, 2010, before applicable income taxes, based on our $11.29 closing stock price at June 30, 2010. This intrinsic value would have been received by the optionees had all restricted stock been vested and all stock options been exercised on that date. As of June 30, 2010, total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock awards was approximately $4.0 million, which is expected to be recognized over approximately 3.87 years. During the quarter ended June 30, 2010, the total intrinsic value of stock options exercised was $0.05 million and the total fair value of options which vested was $0.1 million. During the six months ended June 30, 2010, the total intrinsic value of stock options exercised was $0.4 million and the total fair value of options which vested was $0.1 million. During the quarter ended and six months ended June 30, 2010, the total fair value of restricted stock awards which vested was $0.1 million.

Stock option and restricted stock transactions during the six months ended June 30, 2010 were as follows:

	Restricted Stock Awarded	Weighted-Average Grant Date Fair Value	Stock Options	Weighted- Average Exercise Price
Balance at December 31, 2009	252,959	$14.15	1,765,937	$12.77
Granted	18,868	11.66	48,548	11.65
Forfeited	(450)	7.76	(76,194)	18.94
Vested	(8,050)	10.87	N/A	N/A
Exercised	N/A	N/A	(63,713)	6.13
Balance June 30, 2010	263,327	$14.09	1,674,578	$12.71

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Net Income and Dividends per Share

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

The following table presents a reconciliation of basic and diluted EPS computations (in thousands, except per-share amounts):

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
Numerator:
Net income	$7,694	$13,925	$15,183	$19,179

Denominator:
Weighted-average shares outstanding	18,849	18,603	18,924	18,587
Effect of unvested restricted stock awards considered participating securities	263	453	263	453
Weighted-average shares outstanding – basic	19,112	19,056	19,187	19,040
Effect of dilutive common stock options	234	259	223	301
Weighted average shares outstanding – diluted	19,346	19,315	19,410	19,341

Earnings per share – basic and diluted:
Net income per share – basic	$0.40	$0.73	$0.79	$1.01

Net income per share – diluted	$0.40	$0.72	$0.78	$0.99

Cash dividends declared per share	$0.12	$0.12	$0.06	$0.06

For the three months ended June 30, 2010 and 2009, respectively, the effects of approximately 814,300 and 625,400 stock options have been excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.  For the six months ended June 30, 2010 and 2009, respectively, the effects of approximately 811,500 and 645,200 stock options have been excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

8. Segment Information

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

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment information for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three months ended June 30, 2010			Three months ended June 30, 2009
	Ambassador Programs and Other (1)	BookRags	Consolidated	Ambassador Programs and Other (1)	BookRags	Consolidated
Total revenue	$37,903	$761	$38,664	$45,361	$815	$46,176
Gross margin	33,855	654	34,509	39,568	724	40,292
Depreciation and amortization	1,102	104	1,206	1,023	75	1,098
Operating income	21,863	253	22,116	27,240	491	27,731
Income tax provision	7,313	83	7,396	8,959	167	9,126
Net income	$15,012	$171	$15,183	$18,855	$324	$19,179

	Six months ended June 30, 2010			Six months ended June 30, 2009
	Ambassador Programs and Other (1)	BookRags	Consolidated	Ambassador Programs and Other (1)	BookRags	Consolidated
Total revenue	$39,885	$1,515	$41,400	$54,494	$1,688	$56,182
Gross margin	34,804	1,298	36,102	44,074	1,499	45,573
Depreciation and amortization	2,139	202	2,341	1,963	145	2,108
Operating income	10,055	558	10,613	19,775	996	20,771
Income tax provision	3,597	182	3,779	6,639	334	6,973
Net income	7,317	377	7,694	13,262	663	13,925
Total additions to property, plant, and equipment (2)	2,498	—	2,498	2,540	—	2,540
Total additions to goodwill and intangible assets(2)	—	3,344	3,344	—	324	324
Intangible assets, excluding goodwill	—	3,107	3,107	—	2,570	2,570
Total assets	$164,225	$14,966	$179,191	$173,247	$11,142	$184,389

(1)
Ambassador Programs and Other include all travel programs offered by Ambassador Programs and World Adventures Unlimited as well as corporate overhead. World Adventures Unlimited had no revenue in 2009, however they did have start-up expenses and expenses related to the pilot programs that were operated during the summer of 2009.

(2)	The amounts include cash and non-cash transactions.

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

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Supplemental Disclosures of Consolidated Statements of Cash Flows

Our non-cash investing and financing activities during the six months ended June 30, 2010 and 2009 are as follows (in thousands):

	June 30, 2010	June 30, 2009
Unrealized (gain) loss on foreign currency exchange contracts	$2,051	$(7,186)
Unrealized loss on available-for-sale securities	498	242
Property, plant and equipment	274	700
Purchase price allocation for goodwill	—	37
Stock consideration for acquisition	(2,870)	—
Repurchase of common stock	640	—

10.  Commitments and Contingencies

On July 14, 2009, a securities class action was filed against us and certain of our executive officers on behalf of all persons or entities who purchased our Common Stock between February 8, 2007 and October 23, 2007.  The class action was filed in the United States District Court for the Eastern District of Washington by plaintiff Plumbers Union Local No. 12 Pension Fund (“Plumbers Union”). The Plumbers Union filed an amended complaint on January 11, 2010. The amended complaint alleges that the defendants violated federal securities laws by making untrue statements of material fact and/or omitting to state material facts, thereby artificially inflating the price of our Common Stock. We have reviewed the amended complaint and deny the allegations contained therein.  On March 11, 2010, we, and certain of our executive officers, filed a motion to dismiss the Plumbers Union’s amended complaint. On June 2, 2010, the Court issued an order denying our, and certain of our executive officers, motions to dismiss the Plumber Union’s amended complaint. We have tendered our defense and indemnity under applicable insurance coverage and defense counsel in Seattle, Washington has been retained to represent us. We believe that the likelihood that our Company will ultimately incur a loss in connection with this litigation is remote. We cannot estimate the possible loss to our Company, if any, at this time. The actual cost to resolve this case will depend upon many factors such as the outcome of mediation, pre-trial motions, trial and any appeals. However, we believe any loss incurred will not have a material adverse effect on our business, financial condition, cash flows or results of operations. We intend to vigorously defend this lawsuit and any alleged claims for damages.

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

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Under our Bylaws, our directors and officers have certain rights to indemnification by us against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers and former directors in certain circumstances. No material indemnification liabilities were accrued at June 30, 2010.

11.  Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued a new accounting principle that requires new disclosures and clarifies existing disclosures about fair value measurements. The new principle is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which will be effective for the fiscal year beginning after December 15, 2010 and for the interim periods within those fiscal years. We expect that the adoption of this new principle will not have a material impact on our consolidated financial statements.

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

Ambassador Programs provides worldwide travel programs for student ambassadors, sports ambassadors, student leaders and professionals and represents our core business which has been established for over forty years. World Adventures Unlimited is a new business unit that was initiated in 2009 and provides adventure based travel packages for students, kindergarten through twelfth grade, primarily to destinations outside of North America. This portion of our travel offering is in its infancy stages, but we look forward to the future opportunities it presents in offering a premium, adventure based product to a new group of educators.

BookRags provides online research capabilities through book summaries, critical essays, online study guides, biographies, lesson plans and references to encyclopedia articles. BookRags is a leader in its industry and is a complementary revenue stream to the seasonal nature of our travel season. However, we do not expect this business to perform at the same volume as our core travel programs. All subsidiaries support our mission of bridging cultural and political borders through educational venues.

The key financial indicators that we use in managing our business and in evaluating our financial condition and operating performance are: program operating results; net operating income; deployable cash; free cash flow; net enrollments; various website metrics including monthly page views, website visitors, and unique users; financial ratios; and leverage as shown on our consolidated balance sheet. Deployable cash, free cash flow, and net enrollments are non-GAAP measurements we utilize and are defined and further described in the sections captioned “Key Performance non-GAAP Financial Indicators” below. The key macro-economic factors and non-financial indicators that affect our financial condition and operating performance are: economic stability; consumer confidence; unemployment rates; currency fluctuations; interest rates; airline practices; political climates; terrorism; military actions; and natural disasters.

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

2010 Overview

In 2010, we continue to seek the right balance of expense management and investment to increase our financial performance in 2011. Our focus will continue to include retaining and traveling enrolled individuals for 2010 and increasing enrolled revenue for 2011, optimizing gross margin, managing expenses, cultivating new business ventures, increasing efficiency through improved business processes and automation, developing our websites, maximizing cash utilization, and improving brand recognition. Please see “2010 Net Enrollments” below for further discussion of our 2010 outlook on delegate enrollments.

Some of our 2010 initiatives include the following:
•
Increase enrollments for  future travel through traditional means of direct marketing in addition to a variety of new avenues, involving various pricing tests, and new selling and social media strategies.

•	Continue negotiations with program delivery vendors to ensure optimization of margin.
•	Integrate new stragetic alliances such as our partnership with National Teacher of the Year.
•	Implement new expense management initiatives, such as the outsourcing of our print production processes.
•
Improve customer satisfaction ratings utilizing the Net Promoter philosophy, which is both a loyalty metric and a discipline for using customer feedback to fuel the growth and profitability of our business.

•	Maximize our capital allocation strategies.
•	Deliver the first travel season for Discovery Student Adventures.
•	Expand advertising revenue channel for BookRags.

Results of Operations

The following table sets forth the consolidated financial results and change in dollars and percentages for the periods indicated:

Comparison of the Three Months Ended June 30, 2010 to the Three Months Ended June 30, 2009

		Three Months Ended June 30,
	2010	2009	$ Change	% Change
Total revenue	$38,664	$46,176	$(7,512)	(16%)
Cost of goods sold	4,155	5,884	(1,729)	(29%)
Gross margin	34,509	40,292	(5,783)	(14%)
Selling and marketing	9,219	9,258	(39)	0%
General and administrative expenses	3,174	3,303	(129)	(4%)
Operating income	22,116	27,731	(5,615)	(20%)
Other income	463	574	(111)	(19%)
Income before tax	22,579	28,305	(5,726)	(20%)
Income tax provision	7,396	9,126	(1,730)	(19%)
Net income	$15,183	$19,179	$(3,996)	(21%)

During the quarter ended June 30, 2010, we traveled 13,328 People to People Ambassador delegates and 68 Discovery Student Adventures travelers for a total of 13,396, a 16 percent decrease from 15,995 delegates traveling during the comparable quarter in 2009. We believe the decline in delegates traveling is mainly due to an overall reduction in discretionary spending related to economic uncertainty. Our core Student Ambassador Programs are declining less than our other product lines, which we attribute to a consumer belief that our programs provide benefits that are life changing and represent a value added differentator to their child’s future opportunities such as being accepted into college of their choice. Total revenue in the second quarter of 2010 was $38.7 million as compared to $46.2 million in the second quarter of 2009. Gross margin decreased  to $34.5 million in the second quarter of 2010 from $40.3 million in the same period of 2009. The decrease in both total revenue and gross margin is directly related to the decline in the number of delegates traveling. Total revenue and gross margin also include results of operations for BookRags of $0.8 million and $0.7 million in both the second quarter of 2010 and 2009.

Operating expenses were $12.4 million in the second quarter of 2010 compared to $12.6 million in the second quarter 2009, a decrease of 1 percent. Selling and marketing expenses were flat as a result of a $0.9 million benefit created by the accelerated timing of marketing expenses in the first quarter of 2010, offset by $0.4 million of increased personnel costs related to integrating key new hires and $0.5 million of nonrecurring promotional expenses. General and administrative expenses decreased $0.1 million predominantly due to insurance benefits recorded during the quarter related to legal expense claims. For the second quarter 2010, our operating income was $22.1 million, compared to $27.7 million for the second quarter of 2009.

We realized other income of $0.5 million in the second quarter of 2010, compared to $0.6 million in the second quarter of 2009. The $0.1 million decrease in other income represents lower interest income earned as a result of lower prevailing interest rates.

The income tax provision has been recorded based on a 32.8 percent and 32.2 percent estimated annual effective income tax rate applied to the pre-tax income for the quarters ended June 30, 2010 and 2009, respectively. The quarter over quarter increase is due to increased state taxes. The difference from the statutory rate of 35 percent is primarily due to tax exempt interest income earned during the periods.

Comparison of the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009

		Six Months Ended June 30,
	2010	2009	$ Change	% Change
Total revenue	$41,400	$56,182	$(14,782)	(26%)
Cost of goods sold	5,298	10,609	(5,311)	(50%)
Gross margin	36,102	45,573	(9,471)	(21%)
Selling and marketing	18,848	18,130	718	4%
General and administrative expenses	6,641	6,672	(31)	0%
Operating income	10,613	20,771	(10,158)	(49%)
Other income	860	127	733	577%
Income before tax	11,473	20,898	(9,425)	(45%)
Income tax provision	3,779	6,973	(3,194)	(46%)
Net income	$7,694	$13,925	$(6,231)	(45%)

During the six months ended June 30, 2010, we traveled 14,131 People to People Ambassador delegates and 68 Discovery Student Adventures travelers for a total of 14,199 delegates, a 27 percent decrease from 19,487 delegates traveled during the same period one year ago. In the first the six months of 2010, total revenue decreased 26 percent to $41.4 million from $56.2 million in the six months ended June 30, 2009. Gross margin decreased 21 percent to $36.1 million in the first six months of 2010 from $45.6 million during the comparable period in 2009.  The decline in total revenue and gross margin was less than the decline in traveled delegates predominantly due to the absence of the 2009 presidential inauguration program which traveled approximately 2,200 delegates at a lower tuition price. Total revenue and gross margin for the six months ended June 30, 2010 also include results of operations for BookRags of $1.5 million and $1.3 million, respectively.  For the comparable period in 2009, BookRags reported $1.7 million and $1.5 million in total revenue and gross margin, respectively.

Operating expenses for the six months ended June 30, 2010 and 2009 were $25.5 million and $24.8 million, respectively. Selling and marketing efforts account for the $0.7 million increase, while general and administrative expenses remained flat year over year. The increase in selling and marketing expenses is primarily due to $0.2 million higher personnel expenses incurred in the integration of key new hires, $0.3 million related to the accelerated commencement of our internal 2011 direct mail campaign expenses, and $0.2 million in connection with promotional expenses, such as our new strategic alliance with the National Teacher of the Year. Operating income was $10.6 million and $20.8 million for the six months ended June 30, 2010 and 2009, respectively.

Other income was $0.9 million for the six months ended June 30, 2010, compared to $0.1 million for the six months ended June 30, 2009. The increase in other income is primarily the result of the nonrecurring foreign currency loss of $1.0 million related to our over-hedged foreign currency contracts in the first quarter of 2009.

The income tax provision has been recorded based on a 32.9 percent and 33.4 percent estimated annual effective income tax rate applied to the pre-tax income for the six months ended June 30, 2010 and 2009, respectively. The decrease is due to recording the liability related to an uncertain tax position in 2009. The difference from the statutory rate of 35 percent is primarily due to tax exempt interest income earned during the periods.

Results of Operations by Segment

We have two reporting segments, consisting of (1) “Ambassador Programs and Other”, which provides out of classroom educational travel services to students, professionals, and athletes through multiple itineraries within five travel program types, and (2) “BookRags”, an internet research site housing content sales and advertising revenue.

Ambassador Programs and Others’ gross margin is comprised of gross receipts less direct program costs, including accommodation, transportation, speakers, facilitators, and event costs. BookRags’ gross margin is comprised of content, subscription, and advertising revenues via www.bookrags.com, less commissions and amortization of intangible assets directly associated with sales.

Segment results of operations for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Three months ended June 30, 2010			Three months ended June 30, 2009
	Ambassador Programs and Other (1)	BookRags	Consolidated	Ambassador Programs and Other (1)	BookRags	Consolidated
Total revenue	$37,903	$761	$38,664	$45,361	$815	$46,176
Cost of goods sold	4,048	107	4,155	5,793	91	5,884
Gross margin	33,855	654	34,509	39,568	724	40,292
Selling and marketing	9,010	209	9,219	9,124	134	9,258
General and administrative expenses	2,982	192	3,174	3,204	99	3,303
Operating income	21,863	253	22,116	27,240	491	27,731
Other income	462	1	463	574		574
Income before tax	22,325	254	22,579	27,814	491	28,305
Income tax provision	7,313	83	7,396	8,959	167	9,126
Net income	$15,012	$171	$15,183	$18,855	$324	$19,179

	Six months ended June 30, 2010			Six months ended June 30, 2009
	Ambassador Programs and Other (1)	BookRags	Consolidated	Ambassador Programs and Other (1)	BookRags	Consolidated
Total revenue	$39,885	$1,515	$41,400	$54,494	$1,688	$56,182
Cost of goods sold	5,081	217	5,298	10,420	189	10,609
Gross margin	34,804	1,298	36,102	44,074	1,499	45,573
Selling and marketing	18,420	428	18,848	17,807	323	18,130
General and administrative expenses	6,329	312	6,641	6,492	180	6,672
Operating income	10,055	558	10,613	19,775	996	20,771
Other income	859	1	860	126	1	127
Income before tax	10,914	559	11,473	19,901	997	20,898
Income tax provision	3,597	182	3,779	6,639	334	6,973
Net income	$7,317	$377	$7,694	$13,262	$663	$13,925
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

2010 Net Enrollments

Net enrollments consist of all individuals traveled year to date plus those actively enrolled for future travel. As of July 19, 2010, we had 26,825 net enrolled participants for our 2010 travel programs, compared to 34,671 net enrolled participants as of the same date last year for our 2009 travel programs.  The 23 percent decrease in net enrollments for our 2010 programs is expected to negatively impact our 2010 results. We believe the decline is caused primarily by current economic conditions and high unemployment rates. We have taken and will continue to take measures to mitigate these negative impacts, including, but not limited to, increasing retention efforts toward 2010 travel through focus on improving the delegate experience and continuing negotiations with vendors in an attempt to maintain similar gross margins realized in 2009. However, there can be no assurances that any of these measures will have any success, and if so, to what extent.

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

Deployable Cash Reconciliation (in thousands)
	June 30,		December 31,
	2010	2009	2009

Cash, cash equivalents and short-term available-for-sale securities	$107,815	$109,485	$81,184
Prepaid program cost and expenses	26,196	32,575	3,175
Less: Participants’ deposits	(66,982)	(83,531)	(31,137)
Less: Accounts payable/accruals/other liabilities	(14,516)	(15,099)	(5,300)
Deployable cash	$52,153	$43,430	$47,922

    Free Cash Flow

Free cash flow is a non-GAAP cash flow measure. Free cash flow is calculated as cash flow from operations less purchase of property, equipment and intangible assets. Management believes this non-GAAP measure is useful to investors in understanding the cash generated within the current period for future use in operations.

Free Cash Flow Reconciliation (in thousands except)
	Six months ended June 30,
	2010	2009
Cash flow from operations as reported	$33,517	$39,777
Purchase of property, equipment and intangibles	(2,972)	(2,851)
Free cash flow	$30,545	$36,926

 Liquidity and Capital Resources

Liquidity

Cash provided by operations was $33.5 million and $39.8 million during the six months ended June 30, 2010 and 2009, respectively. The $6.3 million decrease is primarily the result of lower current period earnings of $6.2 million as well as a decline in participant deposits of $3.5 million and accounts payable and accrued expenses of $2.0 million, offset by a decrease in cash used for prepaid program expenses of $5.4 million.

Cash used in investing activities was $29.9 million and $22.2 million during the six months ended June 30, 2010 and 2009, respectively. This $7.7 million difference was primarily due to an $3.4 million increase in cash used to purchase available-for-sale securities and a $4.2 million decrease in cash provided by the sale of available-for-sale securities.

Cash used in financing activities was $3.6 million and $2.4 million during the six months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010, we distributed $2.3 million in cash dividends to our shareholders and repurchased $1.8 million of our common stock offset by $0.4 million in proceeds from stock option exercises and $0.1 million in excess tax benefit from stock based compensation. During the quarter ended June 30, 2009, we distributed $2.3 million in cash dividends to our shareholders and repurchased $0.4 million of our common stock offset by $0.3 million in proceeds from stock option exercises.

Total assets at June 30, 2010 were $179.2 million, of which 60 percent, or $107.8 million, were cash, cash equivalents and short-term available-for-sale securities. At December 31, 2009 total assets were $128.1 million, of which $81.2 million were cash, cash equivalents ans short-term available-for-sale securities.

Capital Resources

Our business is not capital intensive. However, we do retain funds for operating purposes in order to conduct sales and marketing efforts for future programs.

During the first six months of 2010, we had an unused line of credit in the amount of $20.0 million. The line of credit covenants include deployable cash greater than zero, tangible net worth greater than $40.0 million and net income after taxes for the current and previous three quarters of greater than $4.0 million. At June 30, 2010, we were in compliance with all covenants. Additionally, we currently have no plans to draw any of these funds in the immediate future.

We continue to consider potential acquisitions of educational, travel and youth businesses. An acquisition may require the use of cash and cash equivalents. Currently, there are no pending acquisitions and no assurance can be given that definitive agreements for any such acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to us.

We do not have any material capital expenditure commitments for 2010, not already presented within our June 30, 2010 consolidated financial statements. We believe that existing cash and cash equivalents and cash flows from operations will be sufficient to fund our anticipated operating needs and capital expenditures through 2010. For a more complete discussion of these and other contractual factors, please refer to our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed on March 2, 2010.

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

We evaluate investment securities for other-than-temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, then the amount of other-than-temporary impairment recognized in the statement of operations depends on whether we intend to sell the investment securities or more likely than not will be required to sell the investment securities before recovery of the amortized cost. There were no investment securities that management identified to be other-than-temporarily impaired during the quarter ended June 30, 2010, because we do not intend and are not required to sell the debt securities before we have recovered the amortized cost basis of the securities. Realized losses could occur in future periods due to a change in our intent to hold the investments until recovery of the amortized cost, a change in our assessment of credit risk, or a change in regulatory or accounting requirements. Significant increases or decreases in the aggregate fair value of our available for-sale securities may affect our liquidity and capital resources, although we believe the credit ratings of the investments held substantiate this risk as low.

Foreign Currency Exchange Contracts

The majority of our travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. Our processes include a program to provide a hedge against certain of these foreign currency risks, and we use forward contracts that allow us to acquire the foreign currency at a fixed price for a specified period of time. All of the derivatives are cash flow hedges and at June 30, 2010 all of the contracts qualified for cash flow hedge accounting.

We account for these foreign exchange contracts and options in accordance with GAAP which requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or accumulated other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For qualifying cash-flow hedge transactions in which we are hedging the variability of cash flows related to a forecasted transaction, changes in the fair value of the derivative instrument are reported in accumulated other comprehensive income. The gains and losses on the derivative instruments that are reported in accumulated other comprehensive income are reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of hedged transactions is recognized in current period earnings. Unrealized gains and losses on foreign currency exchange contracts that are not qualifying cash-flow hedges are recorded in the statement of operations.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of June 30, 2010, the end of the period covered by this report, our chief executive officer and chief financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

In the three months ended June 30, 2010, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

The information contained in Note 10, “Commitments and Contingencies” to our consolidated financial statements is incorporated by reference.

Item 1A. Risk Factors

As of the date of this report, there have been no significant changes to our risk factors, as discussed in Item 1A, Risk Factors, contained in our Annual Report on Form 10-K filed on March 2, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between May 2004 and November 2007, our Board of Directors authorized the repurchase of up to $45.0 million of our Common Stock in the open market or through private transactions. On November 13, 2008, our Board of Directors, again, increased the authorized Common Stock repurchase plan amounts to $55.0 million. There is no expiration date to repurchase Common Stock. During the quarter ended June 30, 2010, we repurchased 162,347 shares of our Common Stock for $1.8 million. Since inception through June 30, 2010, we have repurchased approximately 2,064,900 shares of our Common Stock, adjusted to reflect the effect of our two-for-one stock split of our Common Stock, for an approximate total of $37.7 million. As of June 30, 2010, approximately $17.3 million remained available for repurchase under the plan.

Independent of this share repurchase plan, during the first quarter 2007, our board of directors approved a single repurchase of 1.2 million shares of our Common Stock for approximately $33.0 million.

The following is a summary of issuer purchases of equity securities during the quarter ended June 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2010	—	$—	—	$19,097,847
May 1 – May 31, 2010	—	—	—	19,097,847
June 1 – June 30, 2010	162,347	11.04	162,347	17,305,348
Total	162,347	$11.04	162,347	$17,305,348

Item 6. Exhibits

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

AMBASSADORS GROUP, INC.

Date: August 6, 2010	By:	/s/ JEFFREY D. THOMAS
Jeffrey D. Thomas
Chief Executive Officer

EXHIBIT INDEX

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002