Form 10-Q
period 2010-09-30
AMBASSADORS GROUP INC
filed 2010-11-05
CIK 1162315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _________________.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐	Large accelerated filer
☑	Accelerated filer
☐	Non-accelerated filer (Do not check if a smaller reporting company)
☐	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes
☑	No

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of October 18, 2010 was 18,938,149.

AMBASSADORS GROUP, INC.
FORM 10-Q QUARTERLY REPORT

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMBASSADORS GROUP, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of September 30, 2010 and December 31, 2009
(in thousands, except share and per share data)
	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$3,219	$7,656
Available-for-sale securities and other	74,615	73,528
Foreign currency exchange contracts	1,340	1,076
Prepaid program costs and expenses	6,053	3,175
Accounts receivable	956	2,020
Deferred tax asset	—	25
Total current assets	86,183	87,480
Property and equipment, net	28,912	29,376
Available-for-sale securities	1,263	1,397
Intangibles	3,253	2,822
Goodwill	9,781	6,911
Other long-term assets	110	109
Total assets	$129,502	$128,095
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$11,556	$5,188
Participants’ deposits	15,219	31,137
Deferred tax liability	109	—
Other liabilities	114	112
Total current liabilities	26,998	36,437
Deferred tax liability	54	652
Total liabilities	27,052	37,089
Commitments and Contingencies (Note 10)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 18,938,149 and 19,006,265 shares issued and outstanding, respectively	187	188
Additional paid-in capital	2,641	2,314
Retained earnings	98,845	87,461
Accumulated other comprehensive income	777	1,043
Stockholders’ equity	102,450	91,006
Total liabilities and stockholders’ equity	$129,502	$128,095

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three and nine months ended September 30, 2010 and 2009
(in thousands, except per-share amounts)

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Net revenue, non-directly delivered programs	$53,227	$65,641	$21,991	$30,386
Gross revenue, directly delivered programs	15,956	24,605	7,307	5,366
Gross revenue, internet and advertising	2,153	2,343	638	655
Total revenue	71,336	92,589	29,936	36,407
Cost of sales, directly delivered programs	9,268	13,531	4,187	3,111
Cost of sales, internet and advertising	331	284	114	95
Gross margin	61,737	78,774	25,635	33,201
Operating expenses:
Selling and marketing	31,048	29,411	12,200	11,281
General and administrative	10,123	9,924	3,482	3,252
Total operating expenses	41,171	39,335	15,682	14,533
Operating income	20,566	39,439	9,953	18,668
Other income (expense):
Interest and dividend income	1,236	1,589	362	501
Foreign currency and other income (expense)	1	(961)	15	—
Total other income	1,237	628	377	501
Income before income tax provision	21,803	40,067	10,330	19,169
Income tax provision	6,967	13,637	3,188	6,664
Net income	$14,836	$26,430	$7,142	$12,505
Net income per share — basic	$0.78	$1.39	$0.38	$0.66
Weighted-average common shares outstanding – basic	19,069	19,048	18,979	19,051
Net income per share — diluted	$0.77	$1.37	$0.37	$0.64
Weighted-average common shares outstanding –diluted	19,294	19,356	19,185	19,451

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the three and nine months ended September 30, 2010 and 2009
(in thousands)

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Net income	$14,836	$26,430	$7,142	$12,505
Unrealized gain on foreign currency exchange contracts, net of income tax provision of $92, $3,116, $810, and $598	172	5,784	1,505	1,114
Unrealized (loss) gain on available-for-sale securities, net of income tax benefit (provision) of $235, ($30), $62 and ($114)	(438)	53	(114)	210
Comprehensive income	$14,570	$32,267	$8,533	$13,829

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
For the nine months ended September 30, 2010 and 2009
(in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balances, December 31, 2008	18,823	$186	$6	$71,705	$(4,664)	$67,233
Net income	—	—	—	26,430	—	26,430
Stock options exercised	43	1	338	—	—	339
Stock–based compensation expense	—	—	1,343	—	—	1,343
Excess tax benefit from stock-based compensation	—	—	25	—	—	25
Stock redemptions	(57)	(1)	(409)	—	—	(410)
Restricted stock grant	9	—	—	—	—	—
Dividend to shareholders ($0.18 per share)	—	—	—	(3,431)	—	(3,431)
Other comprehensive income, net of income taxes	—	—	—	—	5,837	5,837
Balances, September 30, 2009	18,818	$186	$1,303	$94,704	$1,173	$97,366
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balances, December 31, 2009	19,006	$188	$2,314	$87,461	$1,043	$91,006
Net income	—	—	—	14,836	—	14,836
Stock options exercised	108	1	656	—	—	657
Stock–based compensation expense	—	—	1,548	—	—	1,548
Excess tax benefit from stock-based compensation	—	—	77	—	—	77
Stock redemptions	(431)	(4)	(4,825)	—	—	(4,829)
Restricted stock grant	21	—	3	—	—	3
Dividend to shareholders ($0.18 per share)	—	—	—	(3,452)	—	(3,452)
Other comprehensive loss, net of income taxes	—	—	—	—	(266)	(266)
Stock consideration for acquisition	234	2	2,868	—	—	2,870
Balances, September 30, 2010	18,938	$187	$2,641	$98,845	$777	$102,450

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30, 2010 and 2009
(dollars in thousands)

	2010	2009
Cash flows from operating activities:
Net income	$14,836	$26,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,500	3,250
Deferred income tax benefit	(321)	(24)
Stock-based compensation	1,551	1,344
Excess tax benefit from stock-based compensation	(77)	(25)
Loss on sale of assets	133	—
Write-down of property and equipment	286	436
Loss on foreign currency contracts	—	962
Change in assets and liabilities:
Accounts receivable and other current assets	1,064	944
Prepaid program costs and expenses	(2,878)	(1,166)
Accounts payable, accrued expenses, and other current liabilities	6,721	8,184
Participants’ deposits	(15,919)	(27,627)
Net cash provided by operating activities	8,896	12,708
Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	51,360	46,218
Purchase of available for sale securities	(52,961)	(55,096)
Proceeds from sale of property and equipment	75	19
Purchase and construction of property and equipment	(3,534)	(3,610)
Purchase of intangibles	(725)	(519)
Adjustments to goodwill	—	(13)
Net cash used in investing activities	(5,785)	(13,001)
Cash flows from financing activities:
Dividend payment to shareholders	(3,452)	(3,431)
Repurchase of Common Stock	(4,830)	(409)
Proceeds from exercise of stock options	657	337
Excess tax benefit from stock-based compensation	77	25
Capital lease payments and other	—	(11)
Net cash used in financing activities	(7,548)	(3,489)
Net decrease in cash and cash equivalents	(4,437)	(3,782)
Cash and cash equivalents, beginning of period	7,656	6,989
Cash and cash equivalents, end of period	$3,219	$3,207

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization
Ambassadors Group, Inc. (“Ambassadors,” “Company,” “we,” “us,” or “our,”) is a leading educational company that organizes and promotes worldwide international and domestic educational travel programs for students, athletes and professionals, and provides over eight million pages of online research content through www.bookrags.com. These unaudited consolidated financial statements include the accounts of Ambassadors Group, Inc. and our wholly owned subsidiaries, Ambassador Programs, Inc. (“Ambassador Programs”), BookRags, Inc. (“BookRags”), World Adventures Unlimited, Inc. (“World Adventures Unlimited”), Ambassadors Unlimited, LLC and Marketing Production Systems, LLC. All significant intercompany accounts and transactions, which are of a normal recurring nature, are eliminated in consolidation.

Our Company is organized into two reporting segments, 1) “Ambassador Programs and Other,” which provides educational travel services to students, professionals, and athletes through multiple itineraries within five travel program types, and 2) “BookRags,” which provides online research capabilities through book summaries, critical essays, online study guides, lesson plans, biographies, and references to encyclopedia articles.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being materially misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Certain reclassifications from 2009 amounts have been made to conform to the three and nine months ended September 30, 2010 financial statement presentation with no effect on previously reported net income, retained earnings, or cash flow from operations.

3. BookRags Acquisition

On May 15, 2008, we acquired 100 percent of the outstanding common shares of BookRags. BookRags is an educational research website providing book summaries, critical essays, online study guides, biographies and references to encyclopedia articles. BookRags operates in an adjacent space to student travel and education. BookRags’ core audiences of students, parents and teachers overlaps with our key demographic and will enable us to expand our reach into new media and online channels where this target audience continues to spend more and more time. These reasons were considered in determining the purchase price which resulted in goodwill being recorded for the acquisition.

The aggregate purchase price for BookRags through September 30, 2010 is $12.3 million, including $8.5 million in cash paid to the prior owners upon the closing of the transaction, $2.9 million or 233,584 shares of Common Stock issued to the prior owners on May 17, 2010 based on contract terms, $0.6 million in tax payments made on the seller’s behalf, and $0.3 million of acquisition expenses. In accordance with the purchase agreement, the purchase price could increase up to $3 million based on future earn-out provisions that will be measured and recorded as of December 31, 2010. If required earnings thresholds are met,  the amounts will be added to goodwill.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of September 30, 2010 (in thousands):

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

Our financial instruments are measured and recorded at fair value. Our non-financial assets, (including: property and equipment, intangible assets, and goodwill), are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

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

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the composition of our investments at September 30, 2010 and December 31, 2009 (in thousands):

					Classification on Balance Sheet
September 30, 2010	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value	Cash and cash equivalents	Short-term available -for-sale securities	Long-term available- for-sale securities
Auction rate securities (“ARS”)	$1,600	$—	$337	$1,263	$—	$—	$1,263
Money market funds	723	—	—	723	723	—	—
Municipal securities	74,415	200	—	74,615	—	74,615	—
	$76,738	$200	$337	$76,601	$723	$74,615	$1,263

					Classification on Balance Sheet
December 31, 2009	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value	Cash and cash equivalents	Short-term available- for-sale securities	Long-term available -for-sale securities
ARS	$1,600	$—	$203	$1,397	$—	$—	$1,397
Money market funds	5,703	—	—	5,703	5,703	—	—
Municipal securities	72,789	739	—	73,528	—	73,528	—
	$80,092	$739	$203	$80,628	$5,703	$73,528	$1,397

The amortized cost and fair value of the available-for-sale securities at September 30, 2010 by contractual maturity were as follows (in thousands):
	Amortized Cost	Fair Value
ARS
One year or less	$1,600	$1,263
Municipal securities
One year or less	23,516	23,483
After one year through three years	49,652	49,821
Greater than three years through five years	1,247	1,311
	$76,015	$75,878

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at September 30, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets:
ARS	$1,263	$—	$—	$1,263
Money market funds1	723	723	—	—
Municipal securities2	74,615	74,615	—	—
Foreign currency exchange contracts	1,340	—	1,340	—
Total financial assets	$77,941	$75,338	$1,340	$1,263

		Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets:
ARS	$1,397	$—	$—	$1,397
Money market funds1	5,703	5,703	—	—
Municipal securities2	73,528	73,528	—	—
Foreign currency exchange contracts	1,459	—	1,459	—
Total financial assets	$82,087	$79,231	$1,459	$1,397
Liabilities:
Foreign currency exchange contracts	383	—	383	—
Total financial liabilities	$383	$—	$383	$—

1   Money market funds are classified as ‘cash and cash equivalents’ on the balance sheet.
2 At September 30, 2010, municipal securities consisted of a 73/27 split between municipal revenue bonds and municipal general obligation bonds, respectively. At December 31, 2009, municipal securities consisted of a 71/29 split between municipal revenue bonds and municipal general obligation bonds, respectively. In addition, the underlying credit rating of the municipal securities at September 30, 2010 and December 31, 2009 were A+, A1 or better as defined by S&P 500 and Moody’s.

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

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents a reconciliation for the three and nine months ended September 30, 2010 and 2009, of assets measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009

Beginning balance	$1,397	$2,100	$1,247	$1,362
Total realized / unrealized gains (losses):
Included in earnings	—	—	—	—
Included in other comprehensive income	(134)	(197)	16	41
Purchases, sales, issuances, and settlements, net	—	(500)	—	—
Transfers into Level 3, net	—	—	—	—
Ending balance	$1,263	$1,403	$1,263	$1,403

The credit markets are currently experiencing uncertainty, and some of this uncertainty has impacted and may continue to impact the markets where our ARS would be offered. Since the first quarter of 2008, we have experienced several failed ARS auctions and one successful ARS auction on the three instruments we owned. During the three and nine months ended September 30, 2010, we experienced two failed ARS auctions, representing principal of $0.6 million and $1.6 million, respectively. Due to the high probability that the ARS may fail at the next auctions and the continued uncertainty in the financial markets, these ARS values have been classified as long-term assets. We have determined that there is no other-than-temporary impairment on these securities, since we do not intend and are not required to sell these securities before we have recovered the amortized cost basis. We will continue to reassess the liquidity in future reporting periods based on several factors, including the success or failure of future auctions, possible failure of the investment to be redeemed, deterioration of the credit rating of the investment, market risk and other factors.

In determining whether the current financial environment will have an impact on the fair value of the bond and ARS investments, we considered the individual ratings of each bond and ARS held. With regard to bonds, we considered the following: the underlying rating of the issuer irrespective of the insurance; the performance of the issuer; the term of the bond; the quality of bond insurance provided by the rating of the bond insurer; and the fair value as of each reporting date. With regard to ARS, we considered the underlying credit quality of student loan portfolios and federal government backing of its collateral as a basis of its valuation. At the reporting dates and in the future, we recognize that these investments are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by the current global financial environment. The fair value of these investments accordingly will continue to change, and we will continue to evaluate their carrying values.

5. Derivative Financial Instruments

The majority of our travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. Our processes include a program to provide a hedge against certain of these foreign currency risks, and we use forward contracts that allow us to acquire the foreign currency at a fixed price for a specified period of time. All of the derivatives are cash flow hedges and at September 30, 2010 all of the contracts qualified for cash flow hedge accounting.

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

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued

At September 30, 2010, the following forward contracts were outstanding (in thousands):

	Notional Amount	Matures
Forward contracts:
Australian dollar	6,025	January 2011 – July 2011
British pound	2,096	November 2010 – July 2011
Euro	9,690	January 2011 – July 2011
Japanese yen	135,000	April 2011 – July 2011
New Zealand dollar	669	January 2011 – July 2011

The fair values of derivatives are as follows (in thousands):

	September 30, 2010
	Derivates designated as hedging instruments		Derivatives not designated as hedging instruments		Total (Net)
	Assets	Liabilities	Assets	Liabilities	Assets
Forward contracts	$1,340	$—	$—	$—	$1,340
Total	$1,340	$—	$—	$—	$1,340

	December 31, 2009
	Derivates designated as hedging instruments		Derivatives not designated as hedging instruments		Total (Net)
	Assets	Liabilities	Assets	Liabilities	Assets
Forward contracts	$864	$172	$—	$—	$692
Forward contracts with variable option	595	211	—	—	384
Total	$1,459	$383	$—	$—	$1,076

The net asset derivatives at September 30, 2010 and December 31, 2009 are reported in the balance sheet as ‘foreign currency exchange contracts’.

Following is an analysis of the changes in the net gain (loss) on cash flow hedges included in accumulated other comprehensive income (“AOCI”) in the balance sheet (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009

Beginning balance	$698	$(4,970)	$(635)	$(299)
Net gain/(loss) for the period	(528)	9,631	1,330	2,947
Effective portion gain/(loss) transferred to earnings	700	(3,847)	175	(1,834)
Ending balance	$870	$814	$870	$814

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unrealized gains on forward contracts recorded in accumulated other comprehensive income at September 30, 2010, which are expected to be reclassified to net revenue during the next 12 months is approximately $0.9 million.

For the three and nine months ended September 30, 2010 and 2009 the amount of gains or losses recognized in the income statement for derivatives designated as hedging instruments (and their locations) are as follows (in thousands):

		Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Derivative designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivative	Three months ended September 30, 2010	Three months ended September 30, 2009
Forward contracts	Net revenue, non-directly delivered programs	$62	$(1,235)
Forward contracts with variable options	Net revenue, non-directly delivered programs	113	(599)
Total		$175	$(1,834)

		Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Derivative designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivative	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Forward contracts	Net revenue, non-directly delivered programs	$450	$(2,789)
Forward contracts with variable options	Net revenue, non-directly delivered programs	250	(1,058)
Total		$700	$(3,847)

For the three months ended September 30, 2010 and 2009 there were no gains or losses recognized in the income statement for derivatives not designated as hedging instruments. For the nine months ended September 30, 2010 and 2009 the amount of gains or losses recognized in the income statement for derivatives not designated as hedging instruments (and their locations) are as follows (in thousands):

		Amount of Loss
Derivative not designated as hedging instruments	Location of Loss Recognized in Income on Derivative	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Forward contracts	Foreign currency and other expense	$—	$(631)
Forward contracts with variable options	Foreign currency and other expense	—	(331)
Total		$—	$(962)

We do not typically enter into derivatives that are not designated as hedging instruments. Our policy is to achieve a position of being 80 to 100 percent hedged for our forecasted cash flow needs for the following year.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of options. Option valuation models require the input of highly subjective assumptions, particularly expected term, stock price volatility, and forfeiture rate. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience. Our employee stock options do not trade on a secondary exchange; therefore, employees do not derive benefit from holding stock options unless there is an appreciation in the market price of our stock above the exercise price. Such an increase in stock price would benefit all shareholders commensurately.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. For grants in the three and nine months ended September 30, 2010 and the nine months ended September 30, 2009, we used the following weighted-average assumptions to determine the fair value of the grants. There were no grants awarded during the three months ended September 30, 2009.

	Nine months ended September 30, 2010		Nine months ended September 30, 2009		Three months ended September 30, 2010
Expected dividend yield	1.89%		2.51%		1.89%
Expected stock price volatility	61.45%		51.84%		62.41%
Risk-free interest rate	2.14%		2.10%		1.48%
Expected life of options	5.86	Years	6.25	Years	5.48	Years
Estimated fair value per option granted	$5.60		$3.75		$5.44

The dividend yield is based on expected annual cash dividends paid to our shareholders. Expected stock price volatility is based on historical volatility of our stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Additionally, an annualized forfeiture rate of 8.51 percent is used as a best estimate of future forfeitures based on our historical forfeiture experience. The stock-based compensation expense will be adjusted in later periods if the actual forfeiture rate is different from the estimate.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total stock-based compensation expense recognized in the consolidated statement of operations for the quarter ended September 30, 2010 was $0.5 million before income taxes. Of the total stock-based compensation expense during the quarter, stock option expense was $0.3 million, restricted stock award expense was $0.2 million, and the related total deferred tax benefit was $0.2 million. Total stock-based compensation expense recognized in the consolidated statement of operations for the nine months ended September 30, 2010 was $1.5 million before income taxes. Of the total stock-based compensation expense during 2010 to date, stock option expense was $0.8 million, restricted stock award expense was $0.7 million, and the related total deferred tax benefit was $0.5 million.

The following table presents information about options to purchase shares of Common Stock  and restricted stock awards as of September 30, 2010:

	Options and Awards Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted -Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Restricted Stock Awards
$0.00	266,447	2.14	N/A	N/A	N/A
Stock Options
$3.47 - 6.93	449,956	1.42	$5.99	449,956	$5.99
6.94 - 10.39	299,103	6.45	9.06	147,607	9.29
10.40 - 13.86	336,879	8.96	11.89	17,096	11.46
13.87 - 17.32	303,595	5.78	16.86	222,252	16.80
17.33 - 20.79	10,992	7.61	18.41	5,496	18.41
20.80 - 24.25	16,000	4.87	21.09	16,000	21.09
24.26 - 27.72	197,146	5.58	27.11	174,021	27.06
27.73 - 31.18	9,895	5.99	29.28	8,645	29.08
31.19 - 34.65	6,922	6.59	34.65	5,187	34.65
Total Stock Options	1,630,488	5.34	$12.84	1,046,260	$12.98
Combined	1,896,935	4.89	$11.04	1,046,260	$12.98

The aggregate intrinsic value of outstanding stock options and restricted stock was $6.1 million and the aggregate intrinsic value of exercisable stock options and restricted stock was $2.7 million at September 30, 2010, before applicable income taxes, based on our $11.34 closing stock price at September 30, 2010. This intrinsic value would have been realized by the holders of such restricted stock and options had all restricted stock been vested and all stock options been exercised on that date. As of September 30, 2010, total unrecognized stock-based compensation expense related to non-vested stock options and non-vested restricted stock awards was approximately $3.6 million, which is expected to be recognized over approximately 3.87 years. During the quarter ended September 30, 2010, the total intrinsic value of stock options exercised was $0.2 million and the total fair value of options which vested was $0.01 million. During the nine months ended September 30, 2010, the total intrinsic value of stock options exercised was $0.6 million and the total fair value of options which vested was $0.1 million. During the nine months ended September 30, 2010, the total fair value of restricted stock awards which vested was $0.1 million.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock option and restricted stock transactions during the nine months ended September 30, 2010 were as follows:

	Restricted Stock Awarded	Weighted-Average Grant Date Fair Value	Stock Options	Weighted- Average Exercise Price
Balance at December 31, 2009	252,959	$14.15	1,765,937	$12.77
Granted	23,716	11.64	60,438	11.63
Forfeited	(2,178)	9.10	(87,922)	18.88
Vested	(8,050)	10.87	N/A	N/A
Exercised	N/A	N/A	(107,965)	6.08
Balance at September 30, 2010	266,447	$14.07	1,630,488	$12.84

7. Net Income and Dividends per Share
The following table presents a reconciliation of basic and diluted earnings per share (“EPS”) using the two-class method (in thousands, except per-share amounts):
	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Numerator:
Net income	$14,836	$26,430	$7,142	$12,505

Denominator:
Weighted-average shares outstanding	18,803	18,605	18,713	18,608
Effect of unvested restricted stock awards considered participating securities	266	443	266	443
Weighted-average shares outstanding – basic	19,069	19,048	18,979	19,051
Effect of dilutive Common Stock options	225	308	206	400
Weighted average shares outstanding – diluted	19,294	19,356	19,185	19,451

Earnings per share – basic and diluted:
Net income per share – basic	$0.78	$1.39	$0.38	$0.66

Net income per share – diluted	$0.77	$1.37	$0.37	$0.64

Cash dividends declared per share	$0.18	$0.18	$0.06	$0.06

For the three months ended September 30, 2010 and 2009, respectively, the effects of approximately 822,000 and 608,000 stock options have been excluded from the calculation of diluted EPS because their effect would be anti-dilutive.  For the nine months ended September 30, 2010 and 2009, respectively, the effects of approximately 813,000 and 618,000 stock options have been excluded from the calculation of diluted EPS because their effect would be anti-dilutive.

8. Segment Information

Our Company is organized in two reporting segments, 1) “Ambassador Programs and Other,” which provides educational travel services to students, professionals, and athletes through multiple itineraries within five travel program types, and 2) “BookRags,” an educational research website, which generates research material sales and advertising revenue.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Ambassador Programs and Others’ gross margin is comprised of gross receipts less direct program costs, including accommodations, transportation, speakers, facilitators, and event costs. BookRags’ gross margin is comprised of content and subscription and advertising revenues via www.bookrags.com, less commissions and amortization of intangible assets directly associated with sales.

Segment information for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands):

	Three months ended September 30, 2010			Three months ended September 30, 2009
	Ambassador Programs and Other (1)	BookRags	Consolidated	Ambassador Programs and Other (1)	BookRags	Consolidated
Total revenue	$29,298	$638	$29,936	$35,752	$655	$36,407
Gross margin	25,111	524	25,635	32,641	560	33,201
Depreciation and amortization	1,046	112	1,158	1,061	81	1,142
Operating income	9,844	109	9,953	18,331	337	18,668
Income tax provision	3,158	30	3,188	6,549	115	6,664
Net income	$7,063	$79	$7,142	$12,283	$222	$12,505

	Nine months ended September 30, 2010			Nine months ended September 30, 2009
	Ambassador Programs and Other (1)	BookRags	Consolidated	Ambassador Programs and Other (1)	BookRags	Consolidated
Total revenue	$69,183	$2,153	$71,336	$90,246	$2,343	$92,589
Gross margin	59,915	1,822	61,737	76,715	2,059	78,774
Depreciation and amortization	3,185	315	3,500	3,024	226	3,250
Operating income	19,899	667	20,566	38,106	1,333	39,439
Income tax provision	6,755	212	6,967	13,188	449	13,637
Net income	14,380	456	14,836	25,545	885	26,430
Total additions to property and equipment (2)	3,459	—	3,459	3,547	63	3,610
Total additions to goodwill and intangible assets(2)	—	3,595	3,595	—	532	532
Intangible assets, excluding goodwill	—	3,253	3,253	—	2,698	2,698
Total assets	$114,686	$14,816	$129,502	$116,474	$11,295	$127,769

(1)
Ambassador Programs and Other include all travel programs offered by Ambassador Programs and World Adventures Unlimited as well as corporate overhead. World Adventures Unlimited had no revenue in 2009; however it did have start-up expenses and expenses related to the pilot programs that were operated during the summer of 2009.

(2)	The amounts include cash and non-cash transactions.

Any intercompany sales, which are rare, or services provided are eliminated. Intercompany expenses paid for by Ambassador Programs on behalf of another subsidiary are recorded as intercompany receivables and payables and eliminated upon consolidation. Our subsidiaries have entered into operating agreements pursuant to which Ambassador Programs provides our other subsidiaries accounting, human resources, technology support, and travel services. In addition, these operating agreements may include the terms on which one of our subsidiaries may perform lead generation on behalf of another for marketing purposes.

MBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Supplemental Disclosures of Consolidated Statements of Cash Flows

Our non-cash investing and financing activities during the nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	September 30, 2010	September 30, 2009
Unrealized (gain) loss on foreign currency exchange contracts	(264)	(8,900)
Unrealized (gain) loss on available-for-sale securities	673	(83)
Property and equipment	274	700
Purchase price allocation for goodwill	—	37
Stock consideration for acquisition	(2,870)	—

10.  Commitments and Contingencies

On July 14, 2009, a securities class action was filed against us and certain of our executive officers on behalf of all persons or entities who purchased our Common Stock between February 8, 2007 and October 23, 2007, in the United States District Court for the Eastern District of Washington. On March 11, 2010, we, and certain of our executive officers, moved to dismiss the class action. On June 2, 2010, the Court issued an order denying our, and certain of our executive officers’, motions.  The current amended complaint, alleges that the defendants violated federal securities laws by making untrue statements of material fact and/or omitting to state material facts, thereby artificially inflating the price of our Common Stock. We have reviewed the amended complaint and deny the allegations contained therein. This action is currently in discovery. We have tendered our defense and indemnity under applicable insurance coverage and defense counsel in Seattle, Washington has been retained to represent us. We cannot estimate the possible loss to our Company, if any, at this time. The actual cost to resolve this case will depend upon many factors such as the outcome of mediation, pre-trial motions, trial and any appeals.  We intend to vigorously defend this lawsuit and any alleged claims for damages.

On October 27, 2009, we were informed by the Securities and Exchange Commission (“SEC”) that it had issued a formal order of investigation with respect to trading in the Company’s securities. We believe that the investigation is for the period August through December, 2007. In connection with the investigation, the Company, certain of its officers, directors and employees, as well as other persons, have received subpoenas from the SEC requesting information. The SEC has indicated that the investigation should not be construed as an indication that any violation of law has occurred or as an adverse reflection upon any person, entity or security. The U.S. Department of Justice is involved in the investigation and has served subpoenas upon various employees to appear before the federal grand jury to which the matter has been assigned. The Company will continue to cooperate fully with the investigation.

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

Under our Bylaws, our directors and officers have certain rights to indemnification by us against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which covers certain liabilities arising from our obligation to indemnify our directors and officers and former directors in certain circumstances. No material indemnification liabilities were accrued at September 30, 2010.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.  Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued a new accounting principle that requires new disclosures and clarifies existing disclosures about fair value measurements. The new principle is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which will be effective for the fiscal year beginning after December 15, 2010 and for the interim periods within those fiscal years. The portion of this new principle that has been adopted did not have a material impact on our consolidated financial statements. In addition, the portion that has yet to be adopted is not expected to have a material impact on our consolidated financial statements.

In February 2010, the FASB amended the subsequent events guidance issued in May 2009 to remove the requirement for SEC filers to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. The amendment is effective upon issuance and has been incorporated into the notes of our consolidated financial statements.

12. Subsequent Events

As previously disclosed, in 2009 and 2010 the Company incurred legal fees associated with an SEC formal order of investigation with respect to trading in the Company’s securities. Based upon our insurance coverage, early in 2010 the Company recorded a reimbursement receivable from the carrier. Subsequently, the carrier indicated that a portion of the claims would not be covered, resulting in a $1.1 million charge to earnings recorded as of March 31, 2010.  The Company contested the insurance carrier’s position.

On October 26, 2010, the Company received confirmation that a portion of those previously submitted costs will qualify for reimbursement. The Company is resubmitting these claims and will continue to monitor reimbursement of legal fees and incorporate the results into future consolidated financial statements. There can be no assurance as to what, if any, amount will ultimately be recouped by the company in regards to these claims.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

Statements contained in this Quarterly Report on Form 10-Q, which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, without limitation, statements in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, regarding matters which are not historical fact, including our intent, belief or current expectations of our company or our management with respect to, among other things, trends in the travel industry, business and growth strategies, use of technology, ability to integrate acquired businesses, future actions, future performance or results of operations, and the outcome of contingencies such as legal proceedings.

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

Executive Overview

We are a leading educational company that organizes and promotes worldwide educational travel programs for students, athletes and professionals and provides over eight million pages of online research content.

Ambassador Programs provides worldwide travel programs for student ambassadors, sports ambassadors, student leaders and professionals and represents our core business which has been established for over 40 years. World Adventures Unlimited is a new business unit that was initiated in 2009 and provides adventure based travel packages for students, kindergarten through 12th grade, primarily to destinations outside of North America. This portion of our travel offering is in its infancy stages.

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

The key financial indicators that we use in managing our business and in evaluating our financial condition and operating performance are: program operating results; gross margin; net operating income; operating margin; deployable cash; free cash flow; net enrollments; various website metrics including monthly page views, website visitors, and unique users; financial ratios; and leverage as shown on our consolidated balance sheet. Deployable cash, free cash flow, and net enrollments are non-GAAP measurements we utilize and are defined and further described in the sections captioned “Key Performance Non-GAAP Financial Indicators” below. The key macro-economic factors and non-financial indicators that affect our financial condition and operating performance are: economic stability; consumer confidence; unemployment rates; currency fluctuations; interest rates; airline practices; political climates; terrorism; military actions; and natural disasters.

As further discussed below, our operating results depend primarily on the income we earn from our travel programs and costs of providing these programs. Our business is highly cyclical, with most of our travel programs occurring in the second and third quarters of the year. However, our sales and marketing expenses are incurred throughout the year in order to acquire customers for the peak travel season in the next fiscal year. As a result, we will not recognize a significant portion of the revenue generated by our 2010 sales and marketing efforts until the second and third quarters of 2011.

2010 Overview

For the remainder of 2010, our focus is targeted at the following: continuing to seek the right balance of expense management and investment to increase our financial performance in 2011, retaining and traveling enrolled delegates for the remainder of 2010, enrolling and retaining delegates for the 2011 travel season, managing expenses, cultivating new business ventures, increasing efficiency through improved business processes and automation, developing our websites, maximizing cash utilization, and improving brand recognition. Please see “2011 Net Enrollments” below for further discussion of our current outlook on 2011 delegate enrollments.

Some of the initiatives we continue to pursue include the following:
•
Increase enrollments for future travel through traditional means of direct marketing in addition to a variety of new avenues, involving leads management, various pricing tests, and new selling and interactive marketing strategies.

•	Continue negotiations with program delivery vendors to reduce expenses.
•	Integrate new strategic alliances.
•	Implement expense management initiatives, such as the outsourcing of our print production processes.
•
Improve customer satisfaction ratings utilizing the Net Promoter philosophy, which is both a loyalty metric and a discipline for using customer feedback to fuel the growth and profitability of our business.

•	Expand advertising revenue channel for BookRags.
•	Expand teacher recruiter base for our Discovery Student Adventures travel programs.
•	Improve our capital allocation strategies, such as our allocation of $8.3 million back to our shareholders in the form of share repurchases and dividends.

Results of Operations

The following table sets forth the consolidated financial results and change in dollars and percentages for the periods indicated:

Comparison of the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009

			Nine Months Ended September 30,
	2010	2009	$ Change	% Change
Total revenue	$71,336	$92,589	$(21,253)	(23%)
Cost of goods sold	9,599	13,815	(4,216)	(31%)
Gross margin	61,737	78,774	(17,037)	(22%)
Selling and marketing	31,048	29,411	1,637	6%
General and administrative expenses	10,123	9,924	199	2%
Operating income	20,566	39,439	(18,873)	(48%)
Other income	1,237	628	609	97%
Income before tax	21,803	40,067	(18,264)	(46%)
Income tax provision	6,967	13,637	(6,670)	(49%)
Net income	$14,836	$26,430	$(11,594)	(44%)

During the nine months ended September 30, 2010, we traveled 25,224 delegates on our People to People Ambassadors and Discovery Student Adventures travel programs, a 22 percent decrease from 32,454 delegates traveled during the same period in 2009. The decrease in both total revenue and gross margin is directly related to the decline in delegates traveled year-over-year. Total revenue and gross margin for the nine months ended September 30, 2010 also include results of operations for BookRags of $2.2 million and $1.8 million, respectively. For the comparable period in 2009, BookRags reported $2.3 million and $2.1 million in total revenue and gross margin, respectively.

Selling and marketing expenses increased $1.6 million and general and administrative expenses increased $0.2 million. The increase is principally due to $1.1 million in initiatives aimed at driving our 2011 campaign, new strategic alliances and $0.5 million in higher personnel expenses as we engaged key management new hires, specifically for BookRags and our Discovery Student Adventures travel programs.

The increase in other income is a result of the nonrecurring foreign currency loss of $1.0 million related to our over-hedged foreign currency contracts in the first quarter of 2009, offset by a $0.4 million decrease in interest income from lower prevailing interest rates during the first nine months of 2010, compared to the same period of 2009.

For the nine months ended September 30, 2010 and 2009, the income tax provision has been recorded based on a 32 percent and 34 percent estimated annual effective income tax rate applied to the pre-tax income, respectively. The decrease is due to recording a liability related to an uncertain tax position in 2009. The difference from the statutory rate of 35 percent is primarily due to tax exempt interest income earned during the periods.

Comparison of the Three Months Ended September 30, 2010 to the Three Months Ended September 30, 2009

		Three Months Ended September 30,
	2010	2009	$ Change	% Change
Total revenue	$29,936	$36,407	$(6,471)	(18%)
Cost of goods sold	4,301	3,206	1,095	34%
Gross margin	25,635	33,201	(7,566)	(23%)
Selling and marketing	12,200	11,281	919	8%
General and administrative expenses	3,482	3,252	230	7%
Operating income	9,953	18,668	(8,715)	(47%)
Other income	377	501	(124)	(25%)
Income before tax	10,330	19,169	(8,839)	(46%)
Income tax provision	3,188	6,664	(3,476)	(52%)
Net income	$7,142	$12,505	$(5,363)	(43%)

During the third quarter of 2010, we traveled 11,025 delegates in our People to People Ambassador and Discovery Student Adventures travel programs, a 1,942 decrease from 12,967 delegates traveling during the same quarter one year ago. The decrease in total revenue is related to the decline in delegates traveled and the mix of program offerings quarter-over-quarter. The decline in gross margin is related to the decrease in delegates combined with benefits received in 2009 related to purchasing our travel components at better than expected prices that were not repeated in 2010. Total revenue and gross margin for the quarter ended September 30, 2010 also include results of operations for BookRags of $0.6 million and $0.5 million, respectively, compared to $0.7 million and $0.6 million, respectively, during the third quarter of 2009.

Selling and marketing expenses increased $0.9 million primarily due to $0.6 million in initiatives for our 2011 marketing campaign and $0.3 million in increased personnel expenses related to key new hires made earlier in the year. General and administrative expenses increased $0.2 million as a result of higher personnel costs year-over-year.

The $0.1 million decrease in other income represents lower interest income earned in the third quarter of 2010 as compared to the same period in 2009 as a result of lower prevailing interest rates.

For the quarters ended September 30, 2010 and 2009, the income tax provision has been recorded based on a 31 percent and 35 percent estimated annual effective income tax rate applied to the pre-tax income, respectively. The decrease is due to recording a liability related to an uncertain tax position in 2009. The difference from the statutory rate of 35 for 2010 percent is primarily due to tax exempt interest income earned during the periods.

Results of Operations by Segment

We have two reporting segments, consisting of (1) “Ambassador Programs and Other,” which provides educational travel services to students, professionals, and athletes through multiple itineraries within five travel program types, and (2) “BookRags,” an educational research website, which generates research material sales and advertising revenue.

Ambassador Programs and Others’ gross margin is comprised of gross receipts less direct program costs, including accommodation, transportation, speakers, facilitators, and event costs. BookRags’ gross margin is comprised of content, subscription, and advertising revenues via www.bookrags.com, less commissions and amortization of intangible assets directly associated with sales.

Segment results of operations for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Three months ended September 30, 2010			Three months ended September 30, 2009
	Ambassador Programs and Other (1)	BookRags	Consolidated	Ambassador Programs and Other (1)	BookRags	Consolidated
Total revenue	$29,298	$638	$29,936	$35,752	$655	$36,407
Cost of goods sold	4,187	114	4,301	3,111	95	3,206
Gross margin	25,111	524	25,635	32,641	560	33,201
Selling and marketing	11,792	408	12,200	11,123	158	11,281
General and administrative expenses	3,475	7	3,482	3,187	65	3,252
Operating income	9,844	109	9,953	18,331	337	18,668
Other income	377	—	377	501	—	501
Income before tax	10,221	109	10,330	18,832	337	19,169
Income tax provision	3,158	30	3,188	6,549	115	6,664
Net income	$7,063	$79	$7,142	$12,283	$222	$12,505

	Nine months ended September 30, 2010			Nine months ended September 30, 2009
	Ambassador Programs and Other (1)	BookRags	Consolidated	Ambassador Programs and Other (1)	BookRags	Consolidated
Total revenue	$69,183	$2,153	$71,336	$90,246	$2,343	$92,589
Cost of goods sold	9,268	331	9,599	13,531	284	13,815
Gross margin	59,915	1,822	61,737	76,715	2,059	78,774
Selling and marketing	30,212	836	31,048	28,876	535	29,411
General and administrative expenses	9,804	319	10,123	9,733	191	9,924
Operating income	19,899	667	20,566	38,106	1,333	39,439
Other income	1,236	1	1,237	627	1	628
Income before tax	21,135	668	21,803	38,733	1,334	40,067
Income tax provision	6,755	212	6,967	13,188	449	13,637
Net income	$14,380	$456	$14,836	$25,545	$885	$26,430
(1)

Ambassador Programs and Other include all travel programs offered by Ambassador Programs and World Adventures Unlimited as well as corporate overhead. World Adventures Unlimited had no revenue in 2009; however, it did have start-up expenses and expenses related to the pilot programs that were operated during the summer of 2009.

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

2011 Net Enrollments

Net enrollments on a forward looking basis consist of all participants who have enrolled in our programs less those that have already withdrawn. As of October 17, 2010, we had 19,661 net enrolled participants for our 2011 travel programs, compared to 19,688 net enrolled participants as of the same date last year for our 2010 travel programs. Despite net enrollments being flat year-over-year, the associated enrolled revenue for 2011 increased 7 percent primarily due to an 11 percent increase in our core Student Ambassador Programs offset by a decrease in our Student Leadership Programs. We believe the growth in our core Student Ambassador Programs is related to our concentrated marketing and sales efforts. In addition, we have taken and will continue to take measures to retain net enrollments for 2011 travel through focus on improving the delegate experience, educating delegates regarding fundraising and offering new insurance options. However, there can be no assurances that any of these measures will have any success, and if so, to what extent. This non-GAAP measure relates to our travel programs only and does not include anticipated revenue for BookRags.

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

Deployable Cash Reconciliation (in thousands)
	September 30,		December 31,
	2010	2009	2009

Cash, cash equivalents and short-term available-for-sale securities	$77,834	$80,301	$81,184
Prepaid program cost and expenses	6,053	5,326	3,175
Less: Participants’ deposits	(15,219)	(16,539)	(31,137)
Less: Accounts payable/accruals/other liabilities	(11,670)	(13,606)	(5,300)
Deployable cash	$56,998	$55,482	$47,922

Free Cash Flow

Free cash flow is a non-GAAP cash flow measure. Free cash flow is calculated as cash flow from operations less purchase of property, equipment and intangible assets. Management believes this non-GAAP measure is useful to investors in understanding the cash generated within the current period for future use in operations.

Free Cash Flow Reconciliation (in thousands except)
	Nine months ended September 30,
	2010	2009
Cash flow from operations	$8,896	$12,708
Purchase of property, equipment and intangibles	(4,259)	(4,129)
Free cash flow	$4,637	$8,579

 Liquidity and Capital Resources

Liquidity

Cash provided by operations was $8.9 million and $12.7 million during the nine months ended September 30, 2010 and 2009, respectively. The $3.8 million decrease is primarily the result of lower current period earnings coupled with a decline in participant deposits and accounts payable, partially offset by an increase in prepaid expenses.

Cash used in investing activities was $5.8 million and $13.0 million during the nine months ended September 30, 2010 and 2009, respectively. This $7.2  million difference was primarily due to a net increase in cash provided by the sale of available-for-sale securities.

Cash used in financing activities was $7.5 million and $3.5 million during the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010, we repurchased $4.8 million of our Common Stock and distributed $3.5 million in cash dividends to our shareholders, partially offset by $0.7 million in proceeds from stock option exercises by our employees. During the nine months ended September 30, 2009, we repurchased $0.4 million of our Common Stock and distributed $3.4 million in cash dividends to our shareholders, partially offset by $0.3 million in proceeds from stock option exercises.

Total assets at September 30, 2010 were $129.5 million, of which 60 percent, or $77.8 million, were cash, cash equivalents and short-term available-for-sale securities. At December 31, 2009, total assets were $128.1 million, of which 63 percent, or $81.2 million, were cash, cash equivalents and short-term available-for-sale securities.

Capital Resources

Our business is not capital intensive. However, we do retain funds for operating purposes in order to conduct sales and marketing efforts for future programs.

During the first nine months of 2010, we had an unused line of credit in the amount of $20.0 million. In order to utilize this line of credit, we must comply with certain covenants, which include maintaining deployable cash greater than zero, tangible net worth greater than $40.0 million and net income after taxes for the current and previous three quarters of greater than $4.0 million. At September 30, 2010, we were in compliance with all covenants, but there can be no assurance that we will be able to comply with all of the covenants in the future. We currently have no plans to draw any of these funds in the immediate future.

We continue to consider potential acquisitions of educational, travel and youth businesses. An acquisition may require the use of cash and cash equivalents. Currently, there are no pending acquisitions and no assurance can be given that definitive agreements for any such acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to us.

We do not have any material capital expenditure commitments for 2010 that are not already presented within our September 30, 2010 consolidated financial statements. We believe that existing cash and cash equivalents and cash flows from operations will be sufficient to fund our anticipated operating needs and capital expenditures through 2010. For a more complete discussion of these and other contractual factors, please refer to our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed on March 2, 2010.

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

We evaluate investment securities for other-than-temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, then the amount of other-than-temporary impairment recognized in the statement of operations depends on whether we intend to sell the investment securities or more likely than not will be required to sell the investment securities before recovery of the amortized cost. There was no investment securities that management identified to be other-than-temporarily impaired during the quarter ended September 30, 2010, because we do not intend and are not required to sell the debt securities before we have recovered the amortized cost basis of the securities. Realized losses could occur in future periods due to a change in our intent to hold the investments until recovery of the amortized cost, a change in our assessment of credit risk, or a change in regulatory or accounting requirements. Significant increases or decreases in the aggregate fair value of our available for-sale securities may affect our liquidity and capital resources, although we believe the credit ratings of the investments held substantiate this risk as low.

Foreign Currency Exchange Contracts

The majority of our travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. Our processes include a program to provide a hedge against certain of these foreign currency risks, and we use forward contracts that allow us to acquire the foreign currency at a fixed price for a specified period of time. All of the derivatives are cash flow hedges and at September 30, 2010 all of the contracts qualified for cash flow hedge accounting.

We account for these foreign exchange contracts and options in accordance with GAAP, which requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or accumulated other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For qualifying cash-flow hedge transactions in which we are hedging the variability of cash flows related to a forecasted transaction, changes in the fair value of the derivative instrument are reported in accumulated other comprehensive income. The gains and losses on the derivative instruments that are reported in accumulated other comprehensive income are reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of hedged transactions is recognized in current period earnings. Unrealized gains and losses on foreign currency exchange contracts that are not qualifying cash-flow hedges are recorded in the consolidated statement of operations.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We consider our policies associated with cash and cash equivalents, available-for-sale securities, valuation of goodwill and intangible assets, income taxes, foreign currency, revenue recognition, stock-based compensation and contingencies and litigation to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to our critical accounting policies and methodologies as discussed in our Annual Report on Form 10-K filed on March 2, 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change to market risk as discussed in ‘Market Risk,’ as part of Item 7, ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ in our Annual Report on Form 10-K filed on March 2, 2010.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of September 30, 2010, the end of the period covered by this report, our chief executive officer and principal accounting officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our chief executive officer and principal accounting officer as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

In the three months ended September 30, 2010, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

The information contained in Note 10, “Commitments and Contingencies” to our consolidated financial statements is incorporated by reference.

Item 1A. Risk Factors

As of the date of this report, there have been no material changes to our risk factors, as discussed in Item 1A, ‘Risk Factors,’ contained in our Annual Report on Form 10-K filed on March 2, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On various dates between May 2004 and November 2008, our Board of Directors authorized the repurchase of up to an aggregate of $55.0 million of our Common Stock in the open market or through private transactions (the “Repurchase Plan”). The Repurchase Plan does not expire as of any particular date. During the quarter ended September 30, 2010, we repurchased 268,856 shares of our Common Stock for $3.0 million pursuant to the Repurchase Plan. Since the inception of the Repurchase Plan through September 30, 2010, we have repurchased approximately 2,333,800 shares of our Common Stock, adjusted to reflect the effect of our two-for-one stock split of our Common Stock, for an approximate total of $40.7 million. As of September 30, 2010, approximately $14.3 million remained available for repurchase under the Repurchase Plan.

Independent of the Repurchase Plan, during the first quarter of 2007, our Board of Directors approved a single repurchase of 1.2 million shares of our Common Stock for approximately $33.0 million.

The following is a summary of issuer purchases of equity securities during the quarter ended September 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number(or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2010	268,856	$11.30	268,856	$14,267,744
August 1 – August 31, 2010	—	—	—	14,267,744
September 1 – September 30, 2010	—	—	—	14,267,744
Total	268,856	$11.30	268,856	$14,267,744

Item 6. Exhibits

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASSADORS GROUP, INC.

Date: November 5, 2010	By:	/s/ JEFFREY D. THOMAS
Jeffrey D. Thomas
Chief Executive Officer

EXHIBIT INDEX

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002