Form 10-K
period 2010-12-31
AMBASSADORS GROUP INC
filed 2011-03-11
CIK 1162315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

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
☐ Yes ☒ No
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the Common Stock on the NASDAQ Stock Market on June 30, 2010, was $120.4 million. Shares of Common Stock held by each executive officer and director, and by each individual and entity that owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of February 17, 2011, was 18,000,184.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

Forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include factors generally affecting the travel and education industry, competition, dependence on key personnel and vendor relationships, our ability to successfully integrate the operations of existing or acquired companies, and a variety of other factors such as periods of international unrest, the outbreak of disease, changes in the direct-mail environment, protection of intellectual rights, unidentified taxation exposure, recession, weather conditions and concerns for passenger safety that could cause a decline in travel demand, as well as the risk factors set forth in Item 1A and other factors as may be identified from time to time in our filings with the Securities and Exchange Commission (“SEC”) or in our press releases. All forward-looking statements are expressly qualified in their entirety by these factors and all related cautionary statements. We do not undertake any obligation to update any forward-looking statements.

PART I

Item 1.           Business

Ambassadors Group, Inc. (“Ambassadors,” “Company,” “we,” “us” or “our”) is a leading educational company. Our primary operations focus is on organizing and promoting worldwide travel programs for students, athletes and professionals.  Our programs seek to educate, inspire intellectual exchange, and develop the cultural intelligence of our participants.  In addition, we operate an online education oriented research site called BookRags that provides millions of pages of content to students and teachers focused on literature.

We were founded in 1967 and reincorporated in Delaware in 1995. We operated as Ambassadors Education Group, a wholly owned subsidiary of Ambassadors International, Inc. (“International”) until February 2002. Effective February 28, 2002, Ambassadors spun off from International through a special stock dividend to International’s shareholders (the “Distribution”). Beginning March 1, 2002, we began operating as an independent stand-alone company. Since that time we have traded our common stock on the NASDAQ Stock Market under the symbol “EPAX.” Our principal offices are located in Spokane, Washington, USA.

Our travel business consists of several specialized private-label educational travel programs.  Our leading program is People to People Student Ambassador Programs (“Student Ambassador Programs”), which provide opportunities for grade school, middle school and high school students to visit foreign destinations to learn about the history, government, economy and culture of such countries.

In addition, we operate three other programs under our core People to People offering.  People to People Sports Ambassador Programs (“Sports Ambassador Programs”), provides opportunities for middle school and high school athletes to participate in international sports challenges.  The “People to People Leadership Summit” and “World Leadership Forum” (“Leadership Programs”), provide domestic travel experiences for grade school, middle school and high school students emphasizing leadership, community involvement, and government education. Lastly, People to People Citizen Ambassador Programs (“Citizen Ambassador Programs”) provides foreign travel experiences for professionals with emphasis on meetings and seminars between delegates and persons in similar professions abroad.

We operate these four programs using the People to People brand.  People to People International (“People to People”) is a private, non-profit organization dedicated to the promotion of world peace through cultural exchange. We license from them the exclusive right to develop and conduct student programs for kindergarten through high school students using the People to People name. We also have the non-exclusive right to develop, market and operate programs for professionals, college students and athletes using the People to People name.

Ambassadors and its predecessor companies have operated People to People travel programs since 1967.  In that time we have organized programs for nearly 500,000 students, athletes, and adults. Our educational travel programs feature visits abroad, including, but not limited to, Antarctica, Australia, Belgium, China, France, Germany, Great Britain, Italy, Ireland, Netherlands, Switzerland and Wales. In 2010, 26,657 delegates, including students from 90 different countries, traveled on our programs to 45 countries on all seven continents. Our current agreements with People to People expire in 2020 with potential for renewal. Our travel programs under the People to People brand drive our corporate mission: to bridge cultural and political borders through education and exchange, making the world a better place for future generations.

We believe that our 44 years of continuous experience and relationships arising from organizing travel programs provide the foundation for our Company. This foundation allows us to develop and maintain strong strategic alliances and a competitive edge in the educational and travel industries at a competitive program cost. This foundation also allows us to provide high-quality and unique educational programs and customer service. We intend to continue to grow our business internally through marketing enhancements, new programs and strategic alliances, and seeking selective acquisitions of or joint ventures with travel, education, and direct marketing related businesses.

In 2009 we began a start-up student travel venture under our subsidiary World Adventures Unlimited, Inc. (“World Adventures Unlimited”). It operates under the name Discovery Student Adventures (“DSA”) and provides opportunities for grade school, middle school and high school students to visit destinations with an emphasis on adventure and scientific exploration. We traveled our first full travel season for DSA in 2010.  Start-up costs have been consolidated into our results of operations since January 15, 2009.

We operate this business under an exclusive license from Discovery Education, Inc. (“Discovery Education”).  Under the agreement we develop and conduct international student programs for kindergarten through high school students using the Discovery Education marks.  Currently all of our destinations are to foreign locations, however we have the first right of refusal to develop, market and operate programs for students to domestic destinations as well. These agreements with Discovery Education expire in 2014 with potential for renewal.

On May 15, 2008, we acquired 100 percent of the stock in the educational website BookRags, Inc. (“BookRags”) (www.BookRags.com). BookRags, founded in 1999, was initially started as a source for online book summaries and notes, and has grown to include a wide variety of content, including lesson plans, film summaries, biographies, and literary criticisms. The BookRags’ demographic is similar in nature to that of Ambassador Programs, Inc. (“Ambassador Programs”) and although it is not travel related, BookRags is a complementary fit to our educational travel model in relation to marketing opportunities, as well as the seasonality of our travel business. BookRags has been consolidated into our results of operations since May 15, 2008.

The following presents more detailed information about our business lines and operations:

Student Ambassador Programs

Our Student Ambassador Programs provide an educational opportunity for students in grade school, middle school and high school to travel to one or more foreign countries, and to learn about the history, government, economy and culture of such countries. We market our Student Ambassador Programs predominantly through a combination of direct mail and local informational meetings primarily from August through February. Our representatives review candidate applications and conduct selection interviews throughout the country. Accepted applicants participate in orientation meetings to prepare for their educational travel programs.

Our Student Ambassador Program delegations depart mostly during the summer months, June through August, and generally travel for approximately fourteen to twenty-three days, during which time each delegation visits one or more countries. Each delegation generally consists of 30 to 40 students and is accompanied by several teachers and local guides in each country who assist the delegations for the duration of each program. Teachers and students composing a delegation usually come from the same geographic area.

Programs are designed by a staff of international planners and researchers to provide an educational and entertaining travel experience by exposing students to the history, government, economy and culture of the country or countries visited. We have contracts with program coordinators to provide day-to-day coordination and oversight of the programs. In many instances, we also provide students with the opportunity for a brief stay with a host family, which gives students a glimpse of daily life in the visited country.

Eligible students who complete certain written assignments and other projects can receive high school and university credit for their participation in the program. Universities recognizing academic credit include, but are not limited to: Stanford University; Princeton University; Yale University; the University of California, Los Angeles; the University of Washington; Massachusetts Institute of Technology; Brown University; Johns Hopkins University; Columbia University; Cornell University; Dartmouth College and Georgetown University. In addition, high school students who successfully complete the program may be eligible to receive service-learning credits, which have become a high school graduation requirement in many curricula countrywide.

Other Travel Programs

Sports Ambassador Programs

Our Sports Ambassador Programs provide an opportunity for student athletes in middle school and high school to explore the host country’s culture and participate in international tournaments with teams from across the world in the sport of soccer. We market our Sports Ambassador Programs by establishing a local presence through ongoing relationship building with associations, recruiting events and online efforts throughout the year. We have also partnered with key organizations to promote our programs during their national conventions and at local and national tournaments. Athletes depart during the summer months, June through August, and travel for approximately fourteen days. Athletes compete in tournaments and participate in sports nutrition, psychology, leadership, physical training and international cultural excursions. Eligible athletes who complete certain written assignments and projects can receive university credit for their participation in the program. Universities recognizing academic credit include those listed previously in the ‘Student Ambassador Programs’ section above.

Leadership Programs

Our Leadership Programs provide the opportunity for motivated students in fifth through twelfth grades from over 80 countries with academic promise, leadership potential and a desire to serve their communities to travel domestically to exchange ideas with renowned speakers, field specific experts, professional educators and their peers. In addition to the academic coursework, delegates engage in specially designed leadership study, team-building and leadership-building exercises. Students travel throughout the year for approximately five to ten days. Leadership Programs include group discussions, workshops, educational meetings and other social and recreational activities. We organize and operate all activities of most of our Leadership Programs, including speakers, facilitators, events, accommodations and transportation. Delegates traveling on our Leadership Summit programs, grades nine through twelve, may be eligible to receive transferable high school or university credits as part of the academic program. Universities recognizing academic credit include those listed previously in the ‘Student Ambassador Programs’ section above. In addition, students who successfully complete the program may be eligible to receive service-learning credits, which have become a high school graduation requirement in many curricula countrywide.

Citizen Ambassador Programs

Our Citizen Ambassador Programs provide professionals with common interests the opportunity to travel abroad to meet and exchange ideas with foreign citizens who have similar backgrounds, interests or professions. Citizen Ambassador Programs travel throughout the year and for eight to twelve days, with an optional additional cultural exchange prior to or following each program. Professional programs have been conducted in such areas as agriculture, economics, education, law, medicine and science. Many of our professional programs provide continuing educational credit for the delegates as part of the program experience. Continuing education credits are granted through alliances with professional and academic institutions, including the Wilderness Medical Society, the American Bar Association, various State Bar Associations, the University of Pittsburgh, and other professional associations and societies.

Discovery Student Adventures

Discovery Student Adventures is currently in the early stages of its life cycle as compared to our other program offerings. This program provides students age ten through eighteen and their teachers an opportunity to feed their curiosity about the world and experience rare and adventurous activities. As is suited to programs associated with Discovery Education, the trips provide immersive education in the sciences and personal access to researchers and experts in biology, ecology, geology, and other fields. Trips are seven to sixteen days in length and take place each spring and summer to destinations from the Arctic to South Africa. Educators leading the trips may be eligible for continuing education credit, and students in grades nine through twelve may choose to earn transferable high school credit as part of the academic program. In addition, students who successfully complete the program may be eligible to receive service-learning credits, which have become a high school graduation requirement in many curricula countrywide.

BookRags

The BookRags’ website, www.BookRags.com, is an educational website that provides book summaries, critical essays, online study guides, lesson plans, biographies and references to encyclopedia articles. The site attracts millions students and teachers each month to its millions of pages of content, including BookRags-created material, licensed material, user-generated content, and other third party content. Due to the nature of this business and the users of the website, most of BookRags’ revenues are earned during the traditional school year or the months of September through June.

Segment Information

Our operations are organized in two reporting segments, 1) “Ambassador Programs and Other,” which provides educational travel services to students, professionals, and athletes through multiple itineraries within five travel program types and corporate overhead, and 2) “BookRags,” which provides online research capabilities through book summaries, critical essays, online study guides, lesson plans, biographies, and references to encyclopedia articles. See Note 14, “Segment Reporting,” in our consolidated financial statements in this Form 10-K for further segment information.

Academic Accreditation

Since 2004, we have been academically accredited through the Northewest Accreditation Commission ("NWAC"),  formerly known as the Northwest Association of Accredited Schools. Our Washington School of World Studies provides an opportunity for high school students to earn academic credit through their participation in the youth travel programs. The courses offered by the Washington School of World Studies emphasize the total learning experience of the participant while preparing for and participating in the selected program. In addition to elective academic credit, students are eligible to earn service-learning credits on select programs after successfully completing the course requirements. Since inception, the Washington School of World Studies has granted approximately 195,000 academic and service-learning credits.

Since 2007, we have been able to provide teacher leaders with continuing education units from their study and work as leaders through the International Association for Continuing Education and Training (“IACET”).  As an authorized IACET provider, we have granted approximately 2,900 continuing education units.

Our delegates and teacher leaders are also able to earn academic credit through Eastern Washington University’s Eisenhower Center (“EWU”). Student Ambassadors in grades nine through twelve may enroll in EWU courses and earn up to 12 credits. In addition, Student Ambassadors in grades seven and eight are eligible to earn one credit per course. Teacher leaders many enroll in EWU courses and earn up to five credits. Between 1980 and 2010, Student Ambassadors transferred more than 42,700 college credits from EWU to universities of their choice. Since 2006, teacher leaders have earned more than 2,000 college credits from EWU.

Continuing education credits for our Citizen Ambassador Programs are offered through alliances with the Wilderness Medical Society for the provision of CME credits for physicians, the University of Pittsburgh School of Nursing for CNE credits for nurses, various State Bar Associations for CLE credits for lawyers, and through credit hours individually approved through associations such as the National Association of Social Workers, American Counseling Association, American Occupational Therapy Association, and the Society for Human Resource Management.

Strategic Alliances

An alliance with Full On (Europe) Limited provides adventure and quality for our Student Ambassador Programs. This agreement prescribes the nature, scope and pricing of the travel services provided to our delegates.

We have initiated an alliance with the Cultural Intelligence Center to research and assess the impact on youth that our Student Ambassador Programs provide, using an academically validated tool.

A partnership alliance with the National Teacher of the Year Program (a project of the Council of Chief State School Officers) allows People to People Ambassador Programs to support to the most recognized teachers in the United States and its territories as part of our education leadership platform.

Our Citizen Ambassador Programs have also entered into alliances and collaborative relationships with various professional associations for the purpose of developing and providing professional exchange programs that suit the needs of their members. Such professional associations include the American Speech-Language-Hearing Association, the Society for Human Resource Management, the National Association of Social Workers, the Air and Waste Management Association, the American College of Physician Executives, the American College of Sports Medicine, the American Dental Hygienists' Association, the American Organization of Nurse Executives, the American Public Works Association, the American Society of Safety Engineers, the Financial Planning Association,  the American Association on Intellectual and Development Disabilities, ASCD (formerly the Association for Supervision and Curriculum Development), and the Healthcare Financial Management Association.

Service and Trademarks

We have registered or applied for a variety of service and trademarks including, but not limited to, the names “People to People Ambassador Programs,” “People to People Student Ambassador Programs,” “People to People Sports Ambassador Programs,” “People to People Citizen Ambassador Programs,” “People to People Leadership Programs,” “BookRags” and “Society for Global Citizens.” In addition, we have the right, subject to certain exceptions, to use the “People to People” and “Discovery Education,” service, trademarks and logos for use in our marketing. We believe that the strength of our service and trademarks is valuable to our business and intend to continue to protect and promote our marks as appropriate.

Insurance

We maintain insurance coverage that we believe is adequate for our business, including, but not limited to, professional and general liability insurance and leased real property and personal property insurance on a replacement cost basis. There is no assurance that the insurance maintained by us will be adequate in the event of a claim, that such insurance will cover a claim or loss, or continue to be available in the future.

Employees

On December 31, 2010, we employed 221 employees, of which 212 were full-time employees. Of our full-time employees, 186 are located in Spokane, Washington, 11 are located in Seattle, Washington, five are located in Portland, Oregon, six are located in Washington, D.C, and four are located in various states across the United States to serve as local field representatives. We also employ a temporary workforce throughout the year to assist with the seasonal needs of our business, which has been as high as 30 individuals during the last year. None of our employees are subject to collective bargaining agreements or are represented by a union. We believe that our labor relations are good.

Competition

The travel industry and specifically the educational segment within the travel industry are highly competitive. Our Student Ambassador Programs, Sports Ambassador Programs, Leadership Programs and Discovery Student Adventures compete with similar educational travel programs operated by other individuals and organizations, as well as independent programs organized and sponsored by local teachers with the assistance of local travel agents. Our Citizen Ambassador Programs compete with independent professional associations and educational institutions, which sponsor and organize their own travel programs through the assistance of local travel agents, and other organizations that design travel programs and continuing professional education for adults.

We believe that the principal basis of competition in the educational travel segment of the market is the quality and uniqueness of the educational program offered, approach to safety, customer service, and reputation as a premium price program. We believe that our 44 years of experience organizing student and professional educational programs and established relationships with public officials, organizations and residents in countries where we provide programs, as well as our agreements with People to People and Discovery Education, allow us to provide an educational opportunity that is not readily duplicated by competitors’ programs.

We believe the barriers to entry are relatively low for any future competitors. Certain organizations engaged in the travel business could have substantially greater financial, marketing and sales resources than we do. There can be no assurance that our present or future competitors will not exert significant competitive pressures on us in the future.

In addition to competition we face in the travel industry, we also face significant competition from a wide variety of content and media Web properties with companies throughout the world. Content and advertising on the internet are intensely competitive and have been rapidly evolving with converging technologies. We compete with many larger Web properties that have larger staff dedicated towards selling and advertising and have more traffic to offer potential advertisers. We anticipate that this competition will increase over time as online usage continues to grow. We believe that the internet still offers a more attractive and measurable advertising option than traditional off-line media including television, radio, billboard, magazine, and newspaper.

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

BUSINESS STRATEGY

We believe that high-quality programs and exceptional customer service are and will remain key elements of our success. Our strategy is to maintain our high quality and unique out-of-classroom educational experiences while increasing the volume of business. To grow the business, we intend to (i) introduce new and expand existing marketing channels and to increase volume of current educational travel programs, (ii) introduce new educational travel programs independently and through strategic alliances, (iii) further develop our online presence, and (iv) pursue acquisition opportunities.

Expand the Marketing and Travel Volume

U.S. Census data projects that there will be more than 42.8 million people in the 10- to 19-year-old age range by 2015 compared to 41.1 million people in 2010. We believe that a large number of qualified students in this age group are not aware of our youth travel programs. In light of these factors, we intend to further develop our marketing techniques by making greater use of referrals from teachers, parents and past student travelers, targeting strategic partnerships, and expanding and refining our extensive databases of potential customers using more precise business intelligence techniques.

According to U.S. Census data, the number of Americans 45 to 74 years old is expected to grow substantially, increasing to more than 110.4 million people in 2015 compared to 102.3 million people in 2010. We expect this trend to benefit our program growth, as this population segment historically has been the most likely to participate in one of our professional travel programs. In addition, we believe that American adults interested in traveling abroad will increasingly seek convenient and unique experiences. Consequently, we believe that the opportunity exists to expand the professional educational travel programs by continuing to increase the quality and number of specialty professional programs, including professional education credit opportunities, and by exploring new country destinations. We continue to look for alliances with partners that have strong brand recognition and access to well-defined customer segments.

Introduce New Programs

We continually seek to develop and introduce additional innovative and educational experiences. We intend to maintain our contacts with foreign governmental agencies and officials and utilize these and other foreign contacts to organize opportunities for our program participants that other travel programs do not currently offer. In addition, we may develop new youth travel programs organized around common extracurricular activities that are not currently offered.

Expand Website Traffic

According to the U.S. Census, there will be almost 48 million people in the United States by 2015 between the ages of 14 and 24. Worldwide, there will be approximately 4.8 billion people between the ages of 15 and 65 by 2015. The following table provides further details of the population by age range (in millions):

Age Range	15-24	25-34	35-44	45-54	55-64
Approximate Population	1,184	1,136	981	850	620

According to internetworldstats.com, worldwide penetration of the Internet is below 28.7% at the middle of 2010, but is rapidly growing. As we continue to add content, resources, tools and functionality to our websites, we anticipate increasing our appeal to and penetration of these ages as well as other age groups.

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

Our results of operations depend upon factors affecting the travel industry in general. Our enrollments and resulting revenues and earnings are especially sensitive to events that affect domestic and international air travel and the level of hotel reservations. A number of factors, including a rise in fuel prices or other travel costs, which if passed along later in the year could decrease our ability to pass these costs onto our participants, reduction of airline capacity causing prices to increase, excessive inflation, currency fluctuations within the global market, the strength of the dollar, foreign taxation changes, extreme weather conditions and concerns about passenger safety could result in a temporary or longer-term overall decline in demand for our programs. Also, demand for our products and services may be significantly affected by the general level of economic activity, level of discretionary spending and employment levels in the United States and key international markets. Therefore, global economic downturns or recession could have a material adverse effect on our business, impacting cash flows and results of operations. Currently, the United States and other markets are facing these conditions which have impacted the travel industry, the markets in which we operate, and our profitability. We expect these conditions will continue to impact our operations and profitability for the foreseeable future.

If we are ineffective in our marketing efforts or are unable to generate leads or prospects, our growth and future profitability could be impacted.

Performance in our travel programs is substantially dependent on the effectiveness of our direct and indirect marketing efforts, including but not limited to, lead sources used to identify potential participants for our programs, direct mail, online presence and local informational meetings. Our performance is also dependent on our ability to expand the marketing and volume of our educational travel programs, increase the number of website visitors and unique users, and develop our brands. Our ability to grow is dependent on our ability to find and convert leads into enrollments as well as find and integrate acquisitions or strategic alliances. Failure or underperformance of our marketing efforts, including changes in the direct-mail environment and the Company’s reputation with teachers and potential participants could have a material adverse effect on our business, financial condition, cash flows and results of operations. Such changes in the direct-mail environment could include, but are not limited to, a threat of disease or bioterrorism within the mail environment and new or different regulatory schemes or changes in costs or services by the United States Postal Service. Furthermore, ineffectiveness in our marketing efforts could result in a fluctuation of our operating results, including the mix among five different travel programs and program destinations offered by us and our competitors, the introduction and acceptance of new programs and program enhancements by us and our competitors, timing of program completions, cancellation rates, and marketing expenses. In addition, the performance of our BookRags segment is dependent on where our content shows up in search engine results pages. Search engine changes in the results pages that adversely affect our rankings can result in reduced traffic, which would have an impact on operations.

 Business interruption due to natural occurrences, international political climate, armed conflicts, terrorist activities and threats thereof, and other world events or incidents affecting the health, safety, security and/or program satisfaction of individuals could have an adverse affect on our profitability.

Demand for our travel programs may be adversely affected by natural occurrences such as hurricanes, earthquakes, epidemics or other disease outbreaks such as influenza, and flooding in geographic regions in which we conduct travel programs. The occurrence of any of the events described above or other unforeseen developments in one or more of these regions could have a material adverse effect on our ability to acquire and/or retain enrollments, which would substantially impact profitability, cash flows, and results of operations.

Our operations are subject to unique risks inherent in doing business internationally, as most of our travel programs are conducted outside the United States. Potential risks include war, U.S. military deployments, international and domestic terrorism, civil disturbances, political instability, foreign currency exchange rates, governmental activities and deprivation of contract rights.

Periods of international and domestic unrest and various terrorist activities have reduced demand for our travel programs in the past and could have a material adverse effect on our future business and results of operations. Examples of such past events include, but are not limited to various terrorist attacks, such as the attempted airliner terrorist attack on December 25, 2009,  attacks in London on July 7 and 21, 2005, and in the United States on September 11, 2001. A continued U.S. military response and other acts of violence or war have and will affect the travel industry generally, the markets in which we operate, and our operations and profitability. Further terrorist attacks against the United States businesses and citizens at home and abroad may occur. The potential long-term effects of these events are uncertain for our customers, the markets for our services, the market for our Common Stock, and the U.S. economy. The consequences of these types of events are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or operations. Historically, we have experienced increased cancellations for our travel programs during such times.

Our dependence on travel suppliers could delay the delivery of our products and services, which would impact our reputation and could reduce our profitability.

We are dependent upon travel suppliers for access to their products and services. Travel suppliers include airlines, hotels, bus lines, overseas coordinators and other participants in the travel industry. Consistent with industry practices, we currently have no long-term agreements with travel suppliers that obligate such suppliers to sell services or products through us on an ongoing basis. Therefore, the travel suppliers generally can cancel or modify their agreements with us upon relatively short notice. In addition, any decline in the quality of travel products and services provided by these suppliers, or a perception by our participants of such a decline, could adversely affect our reputation and profitability. The loss of contracts, changes in our pricing agreements, commission schedules or incentive override commission arrangements, more restricted access to travel suppliers’ products and services or less favorable public opinion of certain travel suppliers, resulting in low demand for the products and services of such travel suppliers and loss of deposits with travel suppliers that could go bankrupt could all have a material adverse effect on our business, financial condition, cash flows and results of operations.

Fluctuations in foreign currency exchange rates could affect our results of operations.

Many of our arrangements with our foreign-based suppliers require payment to be made in foreign currencies. Any decrease in the value of the U.S. dollar in relation to foreign currencies has the effect of increasing the cost of the services to be provided and conversely, any increase in the value of the U.S. dollar in relation to foreign currencies could result in benefits regarding these costs. Since late 1993, we generally have purchased forward contracts and options with less than two years’ maturity to help manage program costs and hedge against foreign currency valuation changes. While the ability to utilize forward contracts for the delivery of foreign currencies can mitigate the effect on program costs and foreign currency exchange fluctuations, there can be no assurance that program costs will not be significantly impacted in future periods. There can also be no assurance our hedging strategy will mitigate longer-term foreign exchange valuation trends. Depending on the strength of the U.S. dollar at the time the forward contracts and options are entered into, its strength throughout the contracted period, and the accuracy of our projected volume, we could experience an over-hedged position, which may result in a gain or loss that must be recognized immediately in our consolidated financial statements.

.

   Our inability to use established brands, such as the “People to People” and “Discovery Education” names, could significantly impact our success in attracting future travelers.

Our agreements with People to People, which are currently scheduled to expire in 2020, give us the exclusive right to develop and conduct programs for kindergarten through high school students using the People to People name, and the non-exclusive right to develop and conduct programs for professionals, college students and athletes using the People to People name. Our agreements with People to People, however, allow People to People to continue to conduct college and professional seminars and internship programs and to develop other sports and professional programs. We believe that we derive benefit from our ability to market our programs using the People to People name. If our agreement with People to People were terminated or if we were unable to use the branded name to market new programs or destinations, this could have a material adverse effect on our ability to acquire participants for our programs and consequently effect our results of operations. Similarly, if our relationship with People to People is disrupted or is adversely impacted because People to People experiences interruption, delay or ceases operations in the future for any reason, our business could be harmed and our stock price may decline.

Our agreement with Discovery Education, which is currently scheduled to expire in 2014, gives us the exclusive right to license all-inclusive programs for kindergarten through high school students using the Discovery Education marks and the name “Discovery Student Adventures.” This program is in its incubation period and as such the benefits currently derived from this agreement are immaterial to our consolidated financial statements.

Our financial results are subject to fluctuations due to the seasonality of our business and unexpected fluctuation in our revenues and results of operations from quarter to quarter may cause our stock price to decline.

Our business is highly seasonal. The majority of our travel programs are scheduled in June and July of each year, mildly complemented by travel for Citizen Ambassador Programs and Leadership Ambassador Programs throughout the entire year as well as the majority of content sales that occur primarily from September to June. We anticipate that this trend will continue for the foreseeable future. Our operating income is substantially generated in the second and third quarters, which historically has offset the operating losses incurred during the rest of the year. Annual results would be adversely affected if our revenues were to be substantially below seasonal norms during the second and third quarters of the year. As a result of the foregoing, annual or quarterly operating results may be below the expectations of public market analysts and investors. In such event, the price of our Common Stock could be materially and adversely affected. The market price of our Common Stock could also be subject to significant fluctuations due to specific market changes such as:

• Speculation in the press or investment community;
• Actions by institutional shareholders;
• General market conditions, and
• Limited shares of Common Stock available for trading.

Competition in the travel and education industries could impact our results of operations.

The travel industry in general and the educational segment of the travel industry are highly competitive and have relatively low barriers to entry. We compete with other companies that provide similar educational travel programs for students and athletes, as well as independent programs organized and sponsored by local teachers and coaches with the assistance of local travel agents. People to People, under the terms of its agreement with us, reserves the right to offer programs to college students for studies abroad and to grant to other individuals or entities, the right to use the People to People name in connection with People to People’s professional education and sports programs. Some of our competitors are larger and have greater brand-name recognition and financial resources than we do. In addition to competition we face in the travel industry, we also face significant competition from a wide variety of content and media Web properties with companies throughout the world. Content and advertising on the internet are intensely competitive and have been rapidly evolving with converging technologies. We compete with many larger Web properties that have larger staff and more traffic to offer potential advertisers. There can be no assurance that we will be able to compete successfully, and the failure to compete successfully may have a significant adverse effect on our ability for future growth as well as current, results of operations and future cash flows.

Litigation may subject us to significant litigation costs, judgments, fines and penalties that may not be covered by or may be in excess of available insurance coverage, may divert management’s attention and resources from our business and may result in adverse publicity.

Due to the nature of our business and being a publicly held company, we may be subject to liability claims arising out of perceived wrong doing related to management’s decisions, securities claims, governmental investigations, business operations, accidents or disasters causing injury to delegates on our programs, including claims for serious personal injury or death. We believe that we have adequate liability insurance for risks arising in the normal course of our business. However, there can be no assurance that insurance coverage will be sufficient to cover one or more large claims or that the applicable insurer will be solvent at the time of any covered loss. Further, there can be no assurance that we will be able to obtain insurance coverage at acceptable levels and cost in the future. Successful assertion against us of one or a series of large uninsured claims, or of one or a series of claims exceeding any insurance coverage could have a material adverse effect on our business, financial condition and cash flows. In addition to impact on profitability, liability claims asserted against us may also divert management’s attention and resources from our business to participation in the litigation process and defense of these asserted claims. Lastly, claims asserted against us could adversely affect the public’s perception of us. See Note 10, “Commitments and Contingencies,” to the consolidated financial statements in this Form 10-K for a description of the recent claims that have been made against us.

       We depend on our ability to attract and retain our key personnel.

Our performance is dependent on the continued services and performances of our senior management and certain other key personnel. The loss of the services of any of our executive officers or other key employees could have an adverse effect on our business operations, along with our ability to grow our business, generate innovative ideas, remain strategic, and recruit highly functional teams. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled managerial, marketing and customer service personnel. The failure to retain and attract necessary managerial, sales, marketing and customer service personnel could have a material adverse effect on our business, cash flows and results of operations.

  We are exposed to impairment risk of goodwill, intangibles and other long-lived assets.

Financial and credit market volatility directly impacts fair value measurement through our Company’s estimated weighted average cost of capital used to determine discount rate, and through our Common Stock price that is used to determine market capitalization. During times of volatility, significant judgment must be applied to determine whether credit or stock price changes are a short-term swing or a longer-term trend. While we have not previously recorded any impairment losses for goodwill or intangible assets, continued adverse market conditions could impact the fair value of our reporting units that could result in future impairments of goodwill, intangible and other long-lived assets.

The assessment for possible impairment requires us to make judgments, including:
•	Estimated future cash flows, which are dependent upon internal forecasts;
•	Estimation of the long-term rate of growth for our business, and
•	The useful life over which our cash flows will occur.

Changes in our estimates and assumptions as they relate to valuation of goodwill, intangibles and other long-lived assets could affect, potentially materially, our financial condition or results of operations in the future.

Government regulation and taxation may adversely affect the travel industry and thus increase our operating expenses.

Many travel suppliers, particularly airlines, are subject to extensive regulation by federal, state and foreign governments. In addition, the travel industry is subject to certain seller of travel laws and special taxes by federal, state, local and foreign governments, including but not limited to hotel bed taxes, car rental taxes, airline excise taxes, airport taxes and fees and income and business taxes. New or different regulatory schemes, increasing regulatory scrutiny on third party marketing and licensing arrangements, or changes in tax policy could have an adverse impact on the travel industry in general and could have a material adverse effect on our business and results of operations.

If we are unable to protect our intellectual property, we may lose a competitive advantage or incur substantial litigation costs to protect our rights.

Substantially all of our publications in the BookRags segment are protected by copyright, held either in our name, in the name of the author of the work, or in the name of the sponsoring professional society. Such copyrights protect our exclusive right to publish the work in the United States and in many countries abroad for specified periods. Our ability to obtain and continue to obtain access to existing and new content, as well as our ability to continue to achieve expected results depends, in part, upon our ability to protect our intellectual property rights. Our results may be adversely affected by lack of adequate legal or technological protections for our intellectual property in some jurisdictions and markets that we operate in.

We are exposed to concentration of credit risk that could affect our results of operations.

Cash, cash equivalents and available-for-sale securities are exposed to concentrations of credit risk. We place our cash and temporary cash investments with high credit quality institutions. At times, such balances may be in excess of the federal depository insurance limit or may be on deposit at institutions which are not covered by this insurance. If such institutions were to become insolvent while holding our cash, cash equivalents or available-for-sale securities in excess of the insurance limit, we could suffer losses or it could be necessary to obtain credit financing to operate our travel programs. There is no assurance that we could respond timely enough to avoid losses and a material change in these markets could have an adverse effect on our cash flow.

Our payment card processing services are subject to compliance with the extensive rules and regulations under the Payment Card Industry (PCI) Data Security Standard, and failure to comply with the applicable standards may subject us to substantial fines and penalties.

A significant portion of our sales are made with payment cards. We are subject to quarterly network security scans to ensure that we are protecting confidential customer information and bank card data in accordance with the applicable PCI standards, and continuing compliance with such standards may require us to devote substantial time and incur additional costs to ensure we maintain our ability to process payment card transactions. Additionally, in the event that the card associations or our sponsoring bank determine that the manner in which we process payment card transactions is not in compliance with existing rules and regulations, or if the card associations adopt new rules or regulations, we may be subject to substantial penalties and fines or forced to modify the manner in which we process payment card transactions, which may increase our overall costs.

Failure to maintain the security of internal or customer data could adversely affect us.

Our businesses require collection and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers, that are processed, summarized and reported by our various information systems and those of our service providers. We also maintain personally identifiable information about our employees. The integrity and protection of that customer, employee and company data is critical to us. Our customers and employees expect that we will adequately protect their personal information, and the regulatory environment surrounding information security and privacy is increasingly demanding. A theft, loss or fraudulent use of customer, employee or company data could adversely impact our reputation and could result in significant remedial and other costs, fines and litigation.

Item 1B.           Unresolved Staff Comments

None.

Item 2.           Properties

We own an office building, approximating 132,000 square feet, in which our headquarters are located in Spokane, Washington. Our facilities are well maintained, in good operating condition and provide adequate capacity for our needs. We have the ability to expand our capacity for growth if we should need to in the future. At December 31, 2010, Ambassadors Group, Inc. and its subsidiaries are the only occupants of this property.

We also occupy three additional office spaces in Arlington, Virginia, Seattle, Washington, and Portland, Oregon, under leases which expire on April 30, 2011, March 31, 2011, and August 31, 2013, respectively. All facilities are well maintained, in good operating condition and provide adequate capacity for our needs.

Item 3.           Legal Proceedings

The information contained in Note 10, “Commitments and Contingencies,” to our consolidated financial statements is incorporated by reference.

Item 4.      Removed and Reserved

Not applicable

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock has been traded on the NASDAQ Stock Market under the symbol “EPAX” since March 1, 2002.

As of February 17, 2011, the last reported sale price of our Common Stock was $11.02. The following table sets forth the high and low sale prices of a share of our Common Stock as reported on the NASDAQ Stock Market on a quarterly basis for our fiscal years ended December 31, 2010 and 2009.

	High	Low
Quarter ended March 31, 2010	$13.76	$10.48
Quarter ended June 30, 2010	$12.65	$10.18
Quarter ended September 30, 2010	$12.09	$10.32
Quarter ended December 31, 2010	$12.29	$10.30

Quarter ended March 31, 2009	$11.47	$6.20
Quarter ended June 30, 2009	$14.06	$7.56
Quarter ended September 30, 2009	$17.29	$12.01
Quarter ended December 31, 2009	$17.09	$11.28

Performance Graph

The following graph compares our cumulative total shareholder return with the NASDAQ Stock Market Index and the Russell 2000 Index. The graph assumes that $100 was invested on December 31, 2005 in our Common Stock and in each of the indexes mentioned above and that all dividends were reinvested.

The performance graph is being furnished by us and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed to be incorporated by reference in any filing under the Act, or the Exchange Act.

Holders of Record

As of February 17, 2011, there were approximately 44 holders of record of our Common Stock, according to our registrar. This number does not include beneficial owners holding shares through nominee or street name.

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

During 2009 and 2010, and through February 2011, our Board of Directors declared the following dividend payments:

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 26, 2009	March 12, 2009	March 26, 2009	$0.06
May 7, 2009	May 21, 2009	June 4, 2009	$0.06
August 13, 2009	August 27, 2009	September 10, 2009	$0.06
November 12, 2009	November 25, 2009	December 9, 2009	$0.06
February 16, 2010	March 2, 2010	March 16, 2010	$0.06
May 13, 2010	May 27, 2010	June 10, 2010	$0.06
August 12, 2010	August 26, 2010	September 9, 2010	$0.06
November 10, 2010	November 24, 2010	December 8, 2010	$0.06
February 15, 2011	March 1, 2011	March 15, 2011	$0.06

Transfer Agent and Registrar

BNY Mellon Shareowner Services serves as transfer agent and registrar of our Common Stock.

Equity Compensation Plan Information

The following tables provide information as of December 31, 2010 about our Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,189,769	10.69	751,469
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,189,769	10.69	751,469

Issuer Purchases of Equity Securities

On various dates between May 2004 and November 2008, our Board of Directors authorized the repurchase of up to an aggregate of $55.0 million of our Common Stock in the open market or through private transactions (the “Repurchase Plan”). The Repurchase Plan does not expire as of any particular date. During the quarter ended December 31, 2010, we repurchased 781,375 shares of our Common Stock for $8.7 million. Since inception through December 31, 2010, we have repurchased approximately 3,064,000 shares of our Common Stock, adjusted to reflect the effect of our two-for-one stock split of our Common Stock, for an approximate total of $48.9 million. As of December 31, 2010, approximately $6.1 million remained available for repurchase under the plan. Through February17, 2011, we have repurchased 255,648 shares of our Common Stock for $2.9 million.

Independent of this share repurchase plan, during the first quarter of 2007, our Board of Directors approved a single repurchase of 1.2 million shares of common stock for approximately $33.0 million.

The following is a summary of issuer purchases of equity securities during the quarter ended December 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Program
Available for repurchase at September 30, 2010				$14,760,089
October 1 – October 31, 2010	—	—	—	14,760,089
November 1 – November 30, 2010	—	—	—	14,760,089
December 1 – December 31, 2010	781,375	$11.10	781,375	6,090,335
	781,375	$11.10	781,375	$6,090,335

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2010, we sold no equity securities that were not registered under the Act.

Item 6.           Selected Financial Data

This section presents our historical financial data, which should be read carefully with the financial statements included in this Form 10-K, including the notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The statement of operations data for each of the years in the three-year period ended December 31, 2010, and the consolidated balance sheet data as of December 31, 2010 and 2009 have been derived from audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2007 and 2006 and the consolidated balance sheet data as of December 31, 2008, 2007 and 2006 have been derived from the audited consolidated financial statements, which are not included in this Form 10-K. Historical results are not necessarily indicative of future results.

	December 31,
	2010(C)	2009(C) (D)	2008(C)	2007	2006
	(in thousands, except per share data)
Statement of Operations data:
Net revenue, non-directly delivered programs (A)	$56,618	$69,279	$65,656	$84,512	$69,554
Gross revenue, directly delivered programs (A)	$16,423	$26,036	$30,374	$30,021	$19,401
Internet content and advertising revenue	$3,105	$3,300	$1,897	$—	$—
Total revenue	$76,146	$98,615	$97,927	$114,533	$88,955
Cost of sales, directly delivered programs	$9,591	$14,422	$18,856	$18,488	$11,473
Cost of sales, internet content and advertising	$454	$389	$192	$—	$—
Gross margin	$66,101	$83,804	$78,879	$96,045	$77,482
Selling and marketing expenses	$42,734	$39,021	$40,842	$38,943	$31,638
General and administrative expenses	$13,271	$14,604	$12,568	$15,274	$11,721
Operating income	$10,096	$30,179	$25,469	$41,828	$34,123
Operating margin	15%	36%	32%	44%	44%
Net income	$8,116	$20,337	$18,546	$31,047	$26,692
Earnings per share – basic (B)	$0.43	$1.06	$0.97	$1.58	$1.29
Earnings per share – diluted (B)	$0.42	$1.05	$0.95	$1.53	$1.24
Balance sheet data:
Cash, cash equivalents and short-term available-for-sale securities	$79,378	$81,184	$74,425	$84,994	$133,134
Total assets	$128,556	$128,095	$124,277	$121,704	$153,953
Total stockholders’ equity	$86,038	$91,006	$67,233	$72,400	$84,047
Other key financial measures:
Cash flow from operating activities (C)	$21,639	$16,138	$24,732	$16,436	$37,207
Cash flow provided by (used in) investing activities	$(4,716)	$(11,200)	$(16,181)	$9,677	$(12,923)
Cash flow used in financing activities (C)	$(17,741)	$(4,271)	$(18,843)	$(45,616)	$(14,416)
Cash dividends declared and paid	$(4,594)	$(4,581)	$(8,801)	$(8,940)	$(7,655)
Cash dividends declared and paid, per common share	$0.24	$0.24	$0.46	$0.46	$0.37
Return on stockholders' equity (E)	9%	26%	27%	40%	35%

(A)
Net revenues are a function of gross program receipts from non-directly delivered programs, less program pass-through expenses from non-directly delivered programs. Program pass-through expenses include all direct costs associated with our programs, including, but not limited to, costs related to airfare, hotels, meals, ground transportation, guides, professional exchanges and changes in currency exchange rates. Gross revenues, directly delivered programs are a function of the gross program receipts for those programs we directly organize and operate, including all activities such as speakers, facilitators, events, accommodations and transportation. Gross revenue for both directly delivered programs, non-directly delivered programs and internet content and advertising revenue during the years ended December 31, 2010, 2009, 2008, 2007 and 2006 were $162.0 million, $203.7 million, $229.2 million, $277.3 million, and $219.5 million, respectively. Gross margin as a percent of gross program receipts during the years ended December 31, 2010, 2009, 2008, 2007, and 2006 was 41%, 41%, 34%, 35%, and 35%, respectively.

(B)
 On January 1, 2009, we adopted a new accounting principle, which requires the inclusion of participating securities in the two class method of computing earnings per share. Participating securities are unvested share-based payment awards that contain nonforfeitable rights to receive dividends or divided equivalents (whether paid or unpaid). Participating securities under this statement include our unvested employee restricted stock awards with time-based vesting. As a result of this adoption, all prior period EPS data have been adjusted retrospectively. The effect of this adoption was a decrease in basic EPS of $0.02, $0.02, and $0.01 for 2008, 2007, and 2006, respectively, and a decrease in diluted EPS of $0.02, $0.02, and $0.02 for 2008, 2007, and 2006, respectively.

(C)	We acquired BookRags on May 15, 2008; therefore our 2008, 2009 and 2010 consolidated financial data includes BookRags’ results of operations since this date.

(D)
We entered into a license agreement with Discovery Education during the first quarter of 2009. Pilot programs were operated in the summer of 2009, therefore no revenue was generated, and costs associated with those programs and start-up costs are included in the 2009 consolidated financial data.

(E)  Calculated as net income divided by average stockholders’ equity.

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

Executive Overview

The key financial indicators that we use in managing our business and in evaluating our financial condition and operating performance are: program operating results; gross margin; net operating income; operating margin; deployable cash; free cash flow; net enrollments; various website metrics including monthly page views, website visitors, unique users, and revenue per one thousand unique visitors; financial ratios; and leverage as shown on our consolidated balance sheet. Deployable cash, free cash flow and net enrollments are non-GAAP measurements we utilize and are defined and further described in the sections captioned “Key Performance Non-GAAP Financial Indicators” below. Key macro-economic factors and non-financial indicators that affect our financial condition and operating performance are: economic stability; consumer confidence; unemployment rates; currency fluctuations; interest rates; airline practices; political climates; terrorism; military actions; and natural disasters.

As further discussed below, our operating results depend primarily on the revenue we earn from our travel programs and costs associated with providing these programs. Our business is highly cyclical. The majority of our sales and marketing expenses are incurred during the third and fourth quarter of the current year in order to acquire customers that result in revenue recognized in the subsequent second and third quarters of the next fiscal year. More specifically, we will not recognize the majority of the revenue generated by our 2010 sales and marketing efforts until the second and third quarters of 2011.

Our focus in 2010 has been to utilize new and existing sales and marketing strategies to develop growth in our 2011 enrollments, specifically in our core program, the Student Ambassador product line,  develop customer service effectiveness, retain and safely travel enrolled delegates, cultivate new business opportunities, manage expenses, increase efficiency through improved business processes and automation, develop our websites and associated traffic, make the best use of our cash, and improve brand recognition. Although 2010 financial performance was substandard, we are pleased to be experiencing growth, although modest, and will be working to build upon the momentum we have started.

Some of our 2010 highlights include the following:
-	Ended year with $8.1 million in net income, or $0.42 diluted earnings per share in a challenging economic environment.
-	2010 gross margin held strong at 40.8 percent on gross revenue of $162.0 million compared to 41.1 percent on gross revenue of $203.7 million in 2009.
-	Operating expenses for 2010 up $2.4 million to $56.0 million from $53.6 million in 2009 as the Company drives revenue generating activities and positions for economic recovery.
-
Successfully accomplished our outsourcing initiative related to our print and production facilities, which will allow us greater agility in meeting direct marketing demands.  This operational change added $1.6 million of expense to 2010 results in the form of equipment impairment, loss on disposal, and separation payments.

-	Completed fall and winter marketing campaigns for 2011 travel season; resulting in growth in overall enrolled revenue for 2011 travel programs compared to one year ago.
-	Developed new marketing and retention initiatives centered around more personal touch points, enhanced lead management, and better tools for teachers.
-
Net promoter scores for Ambassador Programs in 2010 increased 5 percent to about 65 from 62 in 2009, an indicator that our travelers associate their experience with us and our programs with world-class service organizations such as Apple and Starbucks. Discovery Student Adventures operated their inaugural travel season and received a net promoter score of 66 from students and teachers, ranking them among best in class companies for customer satisfaction.

-
BookRags launched its new direct advertising model to capitalize the changing internet advertising landscape and build upon its traditional revenue sources. While returning revenue slower than originally anticipated the action is having a positive impact in 2011.

-	Distributed $18.0 million back to our shareholders in the form of dividends and an active share repurchase program.
-	Continued financial health evident by our strong balance sheet with quality assets, no debt outstanding and adequate liquidity.

Going forward, we will continue to focus on growing our business while strategically managing costs. We will be working to achieve growth through traditional program offerings, exploring new program offerings, and developing our direct advertising revenue through BookRags. We plan to deliver on these plans through maximizing our marketing campaigns with the assistance of our third-party vendors, enhanced retention efforts, and directing energy to innovation, quality, customer service, and financial discipline.

Our focal points include the following:
•
Increase enrollments for future travel seasons through enhanced sales and marketing initiatives as we incorporate benefits of outsourcing our print and production processes and leverage our current cost structure.

•
Continue to improve retention of current enrollments through improving the delegate experience, educating delegates and teachers regarding fundraising, and maintaining the customer’s emotional excitement between enrollment and travel.

•	Realize operating margin improvement through steady revenue growth, leverage of fixed cost structure, and responsible deployment of variable operating expenses.
•	Maintain or improve upon high quality and the Net Promoter customer satisfaction ratings received on our travel programs.
•	Maximize capital allocation strategies and shareholder return.

Results of Operations

The following table sets forth the consolidated financial results and change in dollars and percentages for the periods indicated:

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009
	Year Ended December 31,
	2010	2009	$ Change	% Change
Total revenue	$76,146	$98,615	$(22,469)	(23%)
Cost of goods sold	10,045	14,811	(4,766)	(32%)
Gross margin	66,101	83,804	(17,703)	(21%)
Selling and marketing	42,734	39,021	3,713	10%
General and administrative expenses	13,271	14,604	(1,333)	(9%)
Operating income	10,096	30,179	(20,083)	(67%)
Other income	1,501	1,051	450	43%
Income before tax	11,597	31,230	(19,633)	(63%)
Income tax provision	3,481	10,893	(7,412)	(68%)
Net income	$8,116	$20,337	$(12,221)	(60%)

In late 2009, we announced a 24 percent decline in net enrollments, which was largely driven by an uncertain economic outlook across the nation impacting discretionary spending and resulting in lower enrollments in our programs. In response to this challenge, we increased our marketing efforts to find new lead sources and increased our delegate retention efforts such as increasing the number of customer touch points through personal call outs, and offering job loss insurance, which resulted in reducing the year over year gap of estimated 24 percent lower enrollments to 22 percent lower actual travelers. During 2010, we traveled 26,657 delegates compared to 34,248 delegates in 2009.

Total revenue and gross margin declined 23 percent and 21 percent, respectively, which closely corresponds to the decline in delegates traveled year over year. Gross margin held stronger than total revenue due to strict negotiations and favorable purchasing strategies utilized with our air and land vendors related to our travel programs.  Total revenue and gross margin for our BookRags segment declined 6 percent and 9 percent, respectively. The decline in total revenue of $0.2 million or 6 percent is due to the net impact of reduced advertising revenue of $0.4 million and an increase in content sales of $0.2 million. The decline in advertising revenue was driven by changes in the landscape, which we are attempting to address by changing the business model to be a more direct advertising channel.

Selling and marketing expenses increased 10 percent or $3.7 million, primarily due to a $1.7 million increase in targeted sales and marketing initiatives aimed at increasing the number of leads, utilization of these leads, and ultimately, our enrolled delegates for future travel. Built into our 2010 results, are approximately $1.8 million of expenses that are outside the normal course of business. These expenses include $0.3 million in separation payments and $1.5 million in asset impairments or loss of sale of print equipment associated with outsourcing of our print and production facilities. General and administrative expenses decreased 9 percent or $1.3 million due to insurance recovery recorded related to legal expense claims. BookRags selling and marketing expenses increased $0.4 million and general and administrative expenses increased $0.2 million, both primarily due to personnel costs related to key management new hires.

Other income consisted primarily of interest income generated by our cash, cash equivalents and available-for-sale securities offset by foreign currency losses and other expenses. The increase in other income is a result of lower investment return rates offset by a $1.0 million foreign currency loss in 2009 that did not reoccur in 2010.

The decrease in income tax provision is due to lower pre-tax income and an overall decrease in our effective tax rate. Our effective tax rate was 30.0 percent and 34.9 percent for the years ended December 31, 2010 and 2009, respectively. The decrease is primarily due to greater leverage of tax exempt interest in relation to lower pre-tax income.

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

During 2009, we traveled 34,248 delegates compared to 41,929 delegates in 2008. The decline in delegates traveled did not have a corresponding decline in revenue and gross margin for various reasons. Total revenue increased 1 percent and gross margin increased 6 percent primarily due to an overall increase in program prices established in 2008, a larger percentage of higher revenue generating Student Ambassadors travelers versus Leadership travelers in 2009 as compared to 2008, and lower program component costs. Specifically, international air costs related to fuel surcharges decreased during the summer of 2009 in comparison to the previous year due to purchase opportunities presented by the downturn in the economy, which significantly increased gross margin. In addition, BookRags’ revenue and gross margin was $3.3 million and $2.9 million in 2009, respectively and $1.9 million and $1.7 million in 2008, respectively. This year-over-year increase in revenue and gross margin is largely due to including a full year of BookRags operations in 2009.

Selling and marketing expenses decreased 4 percent due to $1.0 million lower print expense associated with the elimination of less effective marketing pieces and higher utilization of our websites, $1.3 million decrease in personnel expenses primarily related to headcount reductions made in January 2009 and lower incentive payouts in 2009, offset by an $0.7 million increase of expenses as a result of asset retirements related to system replacements performed throughout 2009.

General and administrative expenses increased 16 percent primarily as a result of $1.6 million increase in legal and professional fees, of which $1.1 million is attributable to a shareholder class action suit and an investigation by the SEC, and $0.6 million increase in depreciation expense and asset retirement expense related to the new software capitalized in 2009 and 2008.  This increase is offset by approximately $0.4 million in personnel savings associated with headcount reductions made in January 2009 and lower incentive payouts in 2009.

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

The increase is income tax provision is due to higher pre-tax income and an overall increase in our effective tax rate. Our effective tax rate was 34.9 percent and 33.0 percent for the years ended December 31, 2009 and 2008, respectively.  The increase is primarily due to the decline in tax exempt interest income year over year.

Results of Operations by Segment

Our operations are organized in two reporting segments, 1) “Ambassador Programs and Other,” which provides educational travel services to students, professionals, and athletes through multiple itineraries within five travel program types and corporate overhead, and 2) “BookRags,” which provides online research capabilities through book summaries, critical essays, online study guides, lesson plans, biographies, and references to encyclopedia articles.

Ambassador Programs and Others’ gross margin is comprised of gross receipts less direct program costs, including air, accommodation, transportation, speakers, facilitators, and event costs. BookRags’ gross margin is comprised of content, subscription, and advertising revenues via www.BookRags.com, less commissions and amortization of intangible assets directly associated with sales.

Segment results of operations for the year ended December 31, 2010 and 2009 are as follows (in thousands):

	December 31, 2010			December 31, 2009
	Ambassador Programs and Other (1)	BookRags	Consolidated	Ambassador Programs and Other (1)	BookRags	Consolidated
Total revenue	$73,041	3,105	76,146	$95,315	$3,300	$98,615
Cost of goods sold	9,591	454	10,045	14,422	389	14,811
Gross margin	63,450	2,651	66,101	80,893	2,911	83,804
Selling and marketing	41,583	1,151	42,734	38,288	733	39,021
General and administrative expenses	12,693	578	13,271	14,269	335	14,604
Operating income	9,174	922	10,096	28,336	1,843	30,179
Other income	1,499	2	1,501	1,048	3	1,051
Income before tax	10,673	924	11,597	29,384	1,846	31,230
Income tax provision	3,156	325	3,481	10,239	654	10,893
Net income	$7,517	599	8,116	$19,145	$1,192	$20,337

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

2011 Net Enrollments

Net enrollments on a forward looking basis consist of all participants who have enrolled in our programs less those that have already withdrawn. As of February 6, 2011, we had 28,158 net enrolled participants for our 2011 travel programs, compared to 29,307 net enrolled participants as of the same date last year for our 2010 travel programs. Despite the 3.9 percent decline in net enrollments, the associated enrolled revenue for 2011 increased 1.4 percent primarily due to a 6.6 percent increase in our core Student Ambassador Programs. We believe the growth in our core Student Ambassador Programs is related to our concentrated sales and marketing efforts coupled with  the continued benefit from the value proposition of an international program and how it can prepare students for global competition. This non-GAAP measure relates to our travel programs only and does not include anticipated revenue for BookRags.

Deployable Cash

Deployable cash is a non-GAAP liquidity measure. Deployable cash is calculated as the sum of cash, cash equivalents, short-term available-for-sale securities and prepaid program costs and expenses less the sum of accounts payable, accrued expenses and other short-term liabilities (excluding deferred taxes), and participant deposits and the current portion of long-term capital lease. We believe the deployable cash measurement is useful in understanding cash available to deploy for current and future business opportunities. See the “Liquidity” section below for explanations of cash sources and uses.

Deployable Cash Reconciliation (in thousands)
	December 31,
	2010	2009	2008

Cash, cash equivalents and short-term available-for-sale securities	$79,378	$81,184	$74,425
Prepaid program cost and expenses	3,230	3,175	4,160
Less: Participants’ deposits	(34,436)	(31,137)	(44,166)
Less: Accounts payable/accruals/other liabilities	(6,061)	(5,300)	(4,473)
Deployable cash	$42,111	$47,922	$29,946

Free Cash Flow

Free cash flow is a non-GAAP cash flow measure. Free cash flow is calculated as cash flow from operations less purchase of property, equipment, and intangibles. Management believes this non-GAAP measure is useful to investors in understanding the cash generated within a calendar year for future use in operations.

Free Cash Flow Reconciliation (in thousands)
	December 31,
	2010	2009	2008
Cash flow from operations as reported	$21,639	$16,138	$24,732
Purchase of property, plant, equipment and intangibles	(5,402)	(5,883)	(5,249)
Free cash flow	$16,237	$10,255	$19,483

Liquidity and Capital Resources

Liquidity

Net cash provided by operations during 2010 was $21.6 million, a $5.5 million increase from $16.1 million provided during 2009. Adding back non-cash income statement expenses including depreciation and amortization, loss on disposition or impairment of property and equipment, provision for deferred tax, loss on foreign currency contracts and stock based compensation, cash generated by operations totaled $18.1 million during 2010 compared to $28.6 million during 2009, a decrease of 37 percent. Working capital changes, including changes to receivables, prepaid program expenses, accounts payables and accrued expenses, and participant deposits, provided $16.0 million to operating cash in 2010 when compared to 2009. The largest contributor was the change in participant deposits between 2010 and 2009, which was a result of improved payment behaviors from our enrolled participants.

Net cash used in investing was $4.7 million and $11.2 million for 2010 and 2009, respectively. This $6.5 million fluctuation was primarily due to a $5.8 million net increase in cash provided by the sale of available-for-sale securities and $0.7 million increase in cash provided by the reduction in purchases of property and equipment.

Net cash used in financing activities was $17.7 million during 2010 and $4.3 million during 2009. The net change in financing activities was a result of $12.8 million increase in cash used for the repurchase of our Common Stock and $0.5 million increase in cash used related to the tax provision from stock-based compensation.

Total assets at December 31, 2010 were $128.6 million, of which 62 percent, or $79.4 million, were cash, cash equivalents and short-term available-for-sale securities. At that date, we also had long-lived assets totaling $40.8 million, primarily related to our office building, technology hardware and systems used to deliver our services, and goodwill and intangible assets almost exclusively related to our BookRags segment. Our total liabilities at December 31, 2010 were $42.5 million, including $34.4 million in participant deposits for future travel. We had no debt outstanding in 2009 or 2010.

In light of the current economic conditions, we take steps to ensure liquidity remains a strong aspect of our Company. We continue to execute our expense management plans, which began in 2008, and to take advantage of cost savings available during the economic downturn. See ‘Deployable Cash’ above for further information on our liquidity.

Capital Resources

During 2010, we had an unused line of credit in the amount of $20.0 million. In order to utilize this line of credit, we must comply with certain covenants, which include maintaining a current ratio greater than 1.5, deployable cash greater than zero, tangible net worth greater than $40.0 million and net income after taxes greater than $4.0 million. At December 31, 2010, we were in compliance with all covenants but there can be no assurance that we will be able to comply with all of the covenants in the future. For additional information regarding our line of credit, see Note 8, “Line of Credit,” to the consolidated financial statements in this Form 10-K

We continue to consider acquisitions of educational and travel businesses. An acquisition may require the use of cash and cash equivalents. Currently, there are no pending acquisitions and no assurance can be given that definitive agreements for any such acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to us.

We do not have any material capital expenditure commitments for 2011. Our business is not capital intensive and we believe that existing cash and cash equivalents and cash flows from operations will be sufficient to fund our anticipated operating needs and capital expenditures through 2011. For a more complete discussion of these and other contractual factors, please refer to our consolidated financial statements and the notes thereto included in this Form 10-K.

Contractual Obligations

We have no long-term debt or purchase obligations as of December 31, 2010 other than the following.

In 2009 we entered into an agreement with Discovery Education. Within the terms of the contract, the following minimum payments are due regardless of total sales (in thousands):

Years Ended December 31,
2011	$600
2012	$1,000
2013	$1,000

Off-Balance Sheet Arrangements

As of December 31, 2010, we had no off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC.

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

We evaluate investment securities for other-than-temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, then the amount of other-than-temporary impairment recognized in the consolidated statement of operations depends on whether we intend to sell the investment securities or more likely than not will be required to sell the investment securities before recovery of the amortized cost. There were no investment securities that management identified to be other-than-temporarily impaired during the year ended December 31, 2010. We do not intend and are not required to sell the debt securities before we have recovered the amortized cost basis of the securities, we expect to recover the entire amortized cost basis of the securities and we continue to receive interest at the coupon rate. Realized losses could occur in future periods due to a change in our intent to hold the investments until recovery of the amortized cost, a change in our assessment of credit risk, or a change in regulatory or accounting requirements. Significant increases or decreases in the aggregate fair value of our available for-sale securities may affect our liquidity and capital resources, although we believe the credit ratings of the investments held substantiate this risk as low.

In determining whether the current financial environment will have an impact on the fair value of these investments, we considered the following for each bond and ARS held: the individual ratings of the investment, the underlying rating of the issuer irrespective of the insurance; the performance of the issuer; the term of the bond; the quality of bond insurance provided by the rating of the bond insurer; and the fair value as of each reporting date. At the reporting dates and in the future, we recognize that these investments are subject to general credit, liquidity, market and interest rate risks. The fair value of these investments accordingly will continue to change, and we will continue to evaluate their carrying values.

For additional information regarding our investments, see Note 4, “Investments and Fair Value Measurement,” to the consolidated financial statements in this Form 10-K.

Foreign Currency Exchange Contracts

The majority of our travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. Our processes include a program to provide a hedge against certain of these foreign currency risks, and we use forward contracts that allow us to acquire the foreign currency at a fixed price for a specified point in time. All of the derivatives are cash flow hedges and qualify for cash flow hedge accounting at December 31, 2010.

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

For additional information regarding our foreign currency exchange contracts, see Note 5, “Derivative Financial Instrument,” to the consolidated financial statements in this Form 10-K.

Critical Accounting Estimates

Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements in this Form 10-K. As described in Note 2, we are required to make estimates and assumptions that affect the reported disclosures of assets, liabilities, revenue and expenses. Our estimates are based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business.

We consider that our most critical accounting estimates are related to the valuation of available-for-sale securities, valuation of goodwill and intangible assets, foreign currency exchange contracts, revenue recognition, and contingencies and litigation as they require us to make assumptions that may be highly uncertain at the time the accounting estimates were made and changes in them are reasonably likely to occur from period to period. There are other items within our consolidated financial statements that require estimation, but are not deemed to be critical. Changes in estimates used in these and other items could have a material impact on our consolidated financial statements.

Available-for-Sale Securities

Management evaluates available-for-sale securities for other-than-temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, then a loss would be recorded in the income statement. Key components of this evaluation include knowledge of the underlying investment security and the length of the decline in market price.

Intangible Assets and Goodwill

Goodwill and intangible assets deemed to have an indefinite life are not amortized and are subject to impairment tests, at least annually, which compare the carrying amount of the reporting unit to the fair value of the reporting unit. Intangible assets with definite lives are subject to impairment tests whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.  Key components of these valuations include management’s forecast of operating revenues, expense, future cash flows and capital expenditures and industry factors to determine the weighted-average cost of capital (“WACC”).

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

Revenue Recognition

Within our Ambassador Programs and Other segment, revenue is categorized as non-directly and directly delivered. For non-directly delivered programs, we do not actively manage the operations of each program, and our remaining performance obligation for these programs after they convene is perfunctory. Therefore, revenue from these programs is presented as net revenues and recognized as the program convenes. For directly delivered programs, however, we organize and operate all activities. As such, we recognize the gross revenue and cost of sales of these directly delivered programs over the period the programs are operated.

We bill travelers in advance of travel, payments of which are recorded as participants’ deposits. We also pay for certain program costs in advance of travel, including, but not limited to, airfare, hotel and other program costs, which are recorded as prepaid program costs and expenses. Under our cancellation policy, a program traveler may be entitled to a refund of a portion of his or her payments, less certain fees, depending on the time of cancellation. We recognize all cancellation fees concurrent with the revenue recognition from the related programs.

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

Contingencies

We are subject to the possibility of various contingencies including claims, suits and complaints, arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining gain or loss contingencies. An estimated contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. For additional information regarding our contingencies, see Note 10, “Commitments & Contingencies,” to the consolidated financial statements in this Form 10-K.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements in this Form 10-K.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, the end of the period covered by this Form 10-K, our chief executive officer and chief financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure information required to be disclosed in our Form 10-K filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is accumulated and communicated to our chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Financial Statements and Practices

Our management is responsible for the preparation and fair presentation of the consolidated financial statements included in this Form 10-K. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect our management’s judgments and estimates concerning effects of events and transactions that are accounted for or disclosed.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting includes the policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant; to recording transactions as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles; to making receipts and expenditures only in accordance with authorizations of management and directors of our company; and for prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. We recognize that because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation.

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010. This evaluation was based on the framework in “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2010.

BDO USA, LLP, an Independent Registered Public Accounting Firm, has issued an attestation report on the effectiveness of our Company’s internal controls over financial reporting as of December 31, 2010, pursuant to Item 308 of Regulation S-K.

Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2010, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Ambassadors Group, Inc.
Spokane, Washington

We have audited Ambassadors Group, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ambassadors Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Controls and Procedures”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Ambassadors Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ambassadors Group, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 11, 2011 expressed an unqualified opinion thereon.

BDO USA, LLP
Spokane, Washington
March 11, 2011

Item 9B.  Other Information

On March 9, 2011, Ambassadors Group, Inc. (the “Company”) entered into severance agreements (the “Agreements”) with each of Margaret M. Thomas, the Company’s Executive Vice President, and Anthony F. Dombrowik, the Company’s Senior Vice President, Chief Financial Officer, Treasurer and Secretary (each, an “Executive”). Under the Agreements, in the event of the Executive’s “Involuntary Termination Without Cause” or “Termination for Good Reason” (as those terms are defined in the Agreements) the Executive will be entitled to (i) continuation of base salary for a 6 month period (except in the event that such termination occurs within the 18 month period immediately following a “Change In Control” (as that term is defined in the Agreements), in which event it shall be base salary for the 12 month period) immediately following such termination (the “Severance Period”), payable in regular payroll installments, (ii) an annual bonus equal to 100% of the Executive’s “Target Annual Bonus” established by the Company for the calendar year in which such termination occurs, payable at the same time the Executive’s annual bonus would otherwise have been paid had the Executive continued in the employ of the Company, (iii) continuation of medical insurance benefits under COBRA for the lesser of the Severance Period, or until the Executive becomes eligible for medical benefits from another employer, and (iv) acceleration of vesting in all outstanding unvested equity grants under any Company stock option, stock appreciation right, or restricted stock plan or agreement; provided, however any and all stock options must be timely exercised in accordance with the existing stock option agreements between the Executive and the Company. The severance benefits provided in the Agreements are subject to certain exceptions, compliance with certain conditions, including, without limitation, noncompete, nonsolicitation, nondisparagement and confidentiality provisions and the execution of a general release by the Executive.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement for the fiscal year ended December 31, 2010, to be filed with the SEC on or about April 12, 2011.

Item 11.	Executive Compensation

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement for the fiscal year ended December 31, 2010, to be filed with the SEC on or about April 12, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement for the fiscal year ended December 31, 2010, to be filed with the SEC on or about April 12, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement for the fiscal year ended December 31, 2010, to be filed with the SEC on or about April 12, 2011.

Item 14.	Principal Accountant Fees and Services

The information called for by this item is hereby incorporated by reference from our definitive Proxy Statement for the fiscal year ended December 31, 2010, to be filed with the SEC on or about April 12, 2011.

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

(c) Financial Statement Schedules.  Reference is made to Item 15(a)(2) above.

AMBASSADORS GROUP, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Ambassadors Group, Inc.
Spokane, Washington

We have audited the accompanying consolidated balance sheets of Ambassadors Group, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ambassadors Group, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ambassadors Group, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2011 expressed an unqualified opinion thereon.

BDO USA, LLP
Spokane, Washington
March 11, 2011

AMBASSADORS GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$6,838	$7,656
Available-for-sale securities	72,540	73,528
Foreign currency exchange contracts	1,864	1,076
Prepaid program cost and expenses	3,230	3,175
Accounts receivable	1,976	2,020
Deferred tax asset	—	25
Total current assets	86,448	87,480
Property and equipment, net	27,625	29,376
Available-for-sale securities	1,250	1,397
Intangibles	3,367	2,822
Goodwill	9,781	6,911
Other long-term assets	85	109
Total assets	$128,556	$128,095

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$5,954	$5,188
Participants’ deposits	34,436	31,137
Deferred tax liability	668	—
Other liabilities	107	112
Total current liabilities	41,165	36,437
Deferred tax liability	1,353	652
Total liabilities	42,518	37,089

Commitments and contingencies (notes 5, 8 and 10)

Stockholders' Equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 18,255,557 and 19,006,265 shares issued and outstanding at December 31, 2010 and 2009, respectively	180	188
Additional paid-in capital	—	2,314
Retained earnings	84,825	87,461
Accumulated other comprehensive income	1,033	1,043
Stockholders’ equity	86,038	91,006
Total liabilities and stockholders’ equity	$128,556	$128,095

 The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008
Net revenue, non-directly delivered programs	$56,618	$69,279	$65,656
Gross revenue, directly delivered programs	16,423	26,036	30,374
Internet content and advertising revenue	3,105	3,300	1,897
Total revenue	76,146	98,615	97,927
Cost of sales, directly delivered programs	9,591	14,422	18,856
Cost of sales, internet content and advertising	454	389	192
Gross margin	66,101	83,804	78,879
Operating expenses:
Selling and marketing	42,734	39,021	40,842
General and administrative	13,271	14,604	12,568
Total operating expenses	56,005	53,625	53,410
Operating income	10,096	30,179	25,469
Other income (expense):
Interest and dividend income	1,501	2,012	3,057
Foreign currency and other expense	—	(961)	(811)
Total other income	1,501	1,051	2,246
Income before income taxes	11,597	31,230	27,715
Income tax provision	3,481	10,893	9,169
Net income	$8,116	$20,337	$18,546

Earnings per share — basic and diluted:

Weighted-average common shares outstanding — basic	19,085	19,105	19,184
Weighted-average common shares outstanding — diluted	19,303	19,422	19,572

Net income per share – basic	$0.43	$1.06	$0.97
Net income per share – diluted	$0.42	$1.05	$0.95

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2010	2009	2008

Net income	$8,116	$20,337	$18,546
Unrealized gain (loss) on foreign currency exchange contracts, net of income tax (provision) benefit of ($276), ($3,060), and $3,887	512	5,669	(7,220)
Unrealized gain (loss) on available-for-sale securities, net of income tax (provision) benefit of $281, ($20), and ($73)	(522)	38	139
Comprehensive income	$8,106	$26,044	$11,465

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balances, December 31, 2007	19,346	$192	$1,082	$68,709	$2,417	$72,400
Net income	—	—	—	18,546	—	18,546
Stock options exercised	46	—	398	—	—	398
Stock–based compensation expense	—	—	2,061	—	—	2,061
Shortfall tax benefit from stock-based compensation	—	—	(134)	—	—	(134)
Stock redemptions	(645)	(6)	(3,401)	(6,749)	—	(10,156)
Restricted stock grant	76	—	—	—	—	—
Dividend to shareholders ($0.46 per share)	—	—	—	(8,801)	—	(8,801)
Other comprehensive loss, net of income taxes	—	—	—	—	(7,081)	(7,081)
Balances, December 31, 2008	18,823	$186	$6	$71,705	$(4,664)	$67,233
Net income	—	—	—	20,337	—	20,337
Stock options exercised	154	2	836	—	—	838
Stock–based compensation expense	—	—	1,989	—	—	1,989
Excess tax benefit from stock-based compensation	—	—	92	—	—	92
Stock redemptions	(73)	—	(609)	—	—	(609)
Restricted stock grant	102	—	—	—	—	—
Dividend to shareholders ($0.24 per share)	—	—	—	(4,581)	—	(4,581)
Other comprehensive income, net of income taxes	—	—	—	—	5,707	5,707
Balances, December 31, 2009	19,006	$188	$2,314	$87,461	$1,043	$91,006
Net income	—	—	—	8,116	—	8,116
Stock options exercised	114	2	698	—	—	700
Stock–based compensation expense	—	—	2,022	—	—	2,022
Shortfall tax benefit from stock-based compensation	—	—	(119)	(322)	—	(441)
Stock redemptions	(1,224)	(12)	(7,783)	(5,836)	—	(13,631)
Consideration paid for acquisition	234	2	2,868	—	—	2,870
Restricted stock grant	126	—	—	—	—	—
Dividend to shareholders ($0.24 per share)	—	—	—	(4,594)	—	(4,594)
Other comprehensive loss, net of income taxes	—	—	—	—	(10)	(10)
Balances, December 31, 2010	18,256	$180	$—	$84,825	$1,033	$86,038

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net income	$8,116	$20,337	$18,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,646	4,364	3,426
Deferred income tax provision	1,399	568	1,034
Stock-based compensation expense	2,022	1,989	2,061
Short-fall (excess) tax benefit from stock-based compensation	441	(92)	134
(Gain) loss on disposition or impairment of property and equipment	1,480	428	(25)
Loss on foreign currency contracts	—	962	759
Change in assets and liabilities, net of business acquisition:
Accounts receivable and other assets	68	(45)	(1,147)
Prepaid program costs and expenses	(55)	985	(533)
Accounts payable, accrued expenses, and other liabilities	223	(329)	(966)
Participants’ deposits	3,299	(13,029)	1,443
Net cash provided by operating activities	21,639	16,138	24,732

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	59,764	52,716	137,385
Purchase of available-for-sale securities	(59,331)	(58,039)	(138,995)
Proceeds from sale of property and equipment	253	19	51
Purchase and construction of property and equipment	(4,461)	(5,157)	(5,042)
Purchase of intangibles	(941)	(726)	(207)
Adjustments to goodwill	—	(13)	—
Net cash paid for acquisition	—	—	(9,373)
Net cash used in investing activities	(4,716)	(11,200)	(16,181)

Cash flows from financing activities:
Dividend payment to shareholders	(4,594)	(4,581)	(8,801)
Repurchase of common stock	(13,406)	(609)	(10,156)
Proceeds from exercise of stock options	700	838	398
(Short-fall) excess tax benefit from stock-based compensation	(441)	92	(134)
Capital lease payments and other	—	(11)	(150)
Net cash used in financing activities	(17,741)	(4,271)	(18,843)

Net increase (decrease) in cash and cash equivalents	(818)	667	(10,292)
Cash and cash equivalents, beginning of year	7,656	6,989	17,281
Cash and cash equivalents, end of year	$6,838	$7,656	$6,989

See Note 16, “Supplemental Disclosures of Consolidated Statements of Cash Flows.”

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Ambassadors Group, Inc., is a leading educational company that organizes and promotes worldwide educational travel programs for students, athletes and professionals, and provides millions of pages of online research content through www.BookRags.com. These consolidated financial statements include the accounts of Ambassadors Group, Inc., and our wholly owned subsidiaries, Ambassador Programs, Inc., BookRags, Inc., World Adventures Unlimited, Inc., Ambassadors Unlimited, LLC and Marketing Production Systems, LLC. All significant intercompany accounts and transactions, which are of a normal recurring nature, are eliminated in consolidation.

Our operations are organized in two reporting segments, 1) “Ambassador Programs and Other,” which provides educational travel services to students, professionals, and athletes through multiple itineraries within five travel program types and corporate overhead, and 2) “BookRags,” which provides online research capabilities through book summaries, critical essays, online study guides, lesson plans, biographies, and references to encyclopedia articles.

All of our assets are located in the United States. Revenues from our directly delivered travel programs and our internet content and advertising is derived from activity in the United States. Revenue from our non-directly delivered programs is derived internationally in the following geographic areas for the years ended December 31, 2010, 2009, and 2008:

	Years Ended December 31,
	2010	2009	2008
Europe	55%	57%	61%
South Pacific (primarily Australia and New Zealand)	24%	19%	16%
Asia (primarily China)	14%	20%	17%
Other	7%	4%	6%

2.	Summary of Significant Accounting Policies

Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and available-for-sale securities. We place our cash and temporary cash investments in high quality instruments with high credit quality institutions. At times, such balances may be in excess of the federal depository insurance limit or may be on deposit at institutions which are not covered by this insurance.

We use foreign currency exchange contracts as part of an overall risk-management strategy. These instruments are used as a means of mitigating exposure to foreign currency risk connected to anticipated travel programs. In entering into these contracts, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. However, as all contracts are with a high quality institution, we do not expect any losses as a result of counterparty defaults.

 Cash and Cash Equivalents

We invest cash in excess of operating requirements in short-term money market instruments, government mutual bond funds and other investments. We consider investments with original maturities at date of purchase of three months or less to be cash equivalents.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivative Financial Instruments

We value all derivative instruments on our balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For qualifying cash flow hedge transactions in which we hedge the variability of cash flows related to a forecasted transaction, changes in the fair value of derivative instruments are reported in accumulated other comprehensive income, net of deferred income taxes. The gains and losses on the derivative instruments that are reported in accumulated other comprehensive income, net of deferred income taxes, are reclassified into earnings in the periods in which the forecasted transaction occurs. The ineffective portion of hedges is recognized in the consolidated statements of operations as other income (expense). Changes in unrealized gains and losses on foreign currency exchange contracts that are not qualifying cash flow hedges are recognized in the consolidated statements of operations as other income (expense).

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

 Other Investments

Companies in which we own 20% or less are accounted for using the cost method, while companies we own at least 20% but less than 50% are accounted for using the equity method. Companies in which we own greater than 50% are consolidated into our financial statements and are listed in Note 1, “The Company,” to the consolidated financial statements.

In 2003, we purchased a minority interest in a company, Full On (Europe) Ltd. This company provides a one-day development activity for our delegates traveling in Europe and Australia. This investment is reported using the equity method. Additionally, during August 2005, we made an investment in a safety awareness firm to support the education of and support of safe travel practices, Safe Passage Travel I, LLC. This investment is reported using the cost method. These investments are included in other long-term assets on the consolidated balance sheets.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Cost of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed currently. Major additions and increases in functionality are capitalized. Depreciation and amortization are provided over the lesser of the estimated useful lives of the respective assets, using the straight-line method, generally three to seven years for office furniture and computer equipment, and thirty-nine years for the building.

We perform reviews for the impairment of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in the consolidated statement of operations.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible Assets and Goodwill

Intangible assets include goodwill, trademark, contract license agreements, content copyrights, plagiarism software, non-compete agreements, and advertising relationships. The majority of these assets were recorded in conjunction with the acquisition of BookRags in May 2008. Intangible assets other than trademark are amortized on a straight-line basis over a weighted-average life of 12 years. Goodwill and intangible assets deemed to have an indefinite life are not subject to amortization but are subject to impairment tests, at least annually, which compare the carrying amount of the reporting unit to the fair value of the reporting unit. Intangible assets with definite lives are amortized and also subject to impairment tests whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of the goodwill or intangible asset is not recoverable and exceeds its fair value.

Revenue Recognition

For non-directly delivered programs, we do not actively manage the operations of each program, and our remaining performance obligation for these programs after they convene is perfunctory. Therefore, revenue and anticipated costs from these programs is recognized when the program convenes. For directly delivered programs, however, we organize and operate all activities and as such, we recognize the gross revenue and cost of sales of these directly delivered programs over the period the programs are operating.

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

 Earnings Per Share

Earnings per share — basic is computed using the two-class method by dividing net income by the weighted-average number of common shares, including participating securities, outstanding during the period. Earnings per share — diluted is computed by increasing the weighted-average number of common shares outstanding by the additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Participating securities include our unvested employee restricted stock awards with time-based vesting, which receive nonforfeitable dividend payments.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Comprehensive Income

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

Accounting for Stock Options and Restricted Grants

We maintain an Equity Participation Plan under which we have granted non-qualified stock options and restricted stock to employees, non-employee directors and consultants. The fair value of the equity instruments granted are estimated on the date of grant using the Black-Scholes pricing model, utilizing assumptions as described in Note 11, “Stock-Based Compensation,” to the consolidated financial statements.

Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those associated with available-for-sale securities, valuation of goodwill and intangible assets, income taxes, foreign currency exchange contracts, revenue recognition, stock-based compensation, and contingencies.

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

Reclassifications

Certain reclassifications from 2008 and 2009 amounts have been made to conform to the year ended December 31, 2010 financial statement presentation with no effect on previously reported net income, retained earnings, or cash flow from operations.

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

In December 2010, the FASB issued a new accounting principle that modifies the two-step goodwill impairment testing process for entities that have a reporting unit with a zero or negative carrying amount. For those reporting units, an entity is required to perform step 2 of the goodwill impairment test if it is more likely than not that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment exists. The new guidance will become effective beginning January 1, 2011. Adoption of this guidance will not have a material impact on our consolidated financial statements.

3. BookRags Acquisition

On May 15, 2008, we acquired 100 percent of the outstanding common shares of BookRags, an educational website providing book summaries, critical essays, online study guides, lesson plans, biographies and references to encyclopedia articles. The BookRags business is a high gross margin model that produces steady cash flow, and operates in an adjacent space to student travel and education. BookRags’ core audiences of students, parents and teachers overlaps with our key demographic and can enable us to understand more about this media and the online channels where our target audience continues to spend more time. These reasons were considered in determining the purchase price which resulted in goodwill being recorded for the acquisition.

The aggregate purchase price for BookRags was $12.3 million, including $8.5 million of cash to the prior owners upon the closing of the transaction, $2.9 million or 233,584 shares of Common Stock issued to the prior owners on May 17, 2010 based on contract terms, $0.6 million in tax payments made on the seller’s behalf, and $0.3 million of acquisition expenses. As of December 31, 2010, the earn-out provisions were not met and thus no additional payments were recorded in connection with the purchase agreement, finalizing the purchase price.

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

The impairment tests performed in 2010 and 2009 substantiated the carrying value of goodwill and intangible assets, and as such, no write-downs in the carrying value were recorded.  The fair value assessment was completed based on future cash flow assumptions which are highly dependent on management’s forecasts and the financial performance of new initiatives.  If the actual results differ from management’s expectations, there is a reasonable possibility that impairment may exist.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Our financial instruments are measured and recorded at fair value. Our non-financial assets, (including: property and equipment; intangible assets; and goodwill), are measured at fair value upon acquisition and are assessed if there is an indicator of impairment. An adjustment is made to record non-financial assets at fair value only when an impairment charge is recognized.

Fair value is determined for assets and liabilities using a three-tiered hierarchy into which these assets and liabilities must be grouped, based upon significant levels of inputs as follows:

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

The following tables summarize the composition of our investments at December 31, 2010 and 2009 (in thousands):

					Classification on Balance Sheet
December 31, 2010	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value	Cash and cash equivalents	Short-term available- for-sale securities	Long-term available- for-sale securities
ARS	$1,600	$—	$350	$1,250	$—	$—	$1,250
Money market funds	2,076	—	—	2,076	2,076	—	—
Municipal securities	72,456	84	—	72,540	—	72,540	—
Total	$76,132	$84	$350	$75,866	$2,076	$72,540	$1,250

					Classification on Balance Sheet
December 31, 2009	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value	Cash and cash equivalents	Short-term available- for-sale securities	Long-term available- for-sale securities
ARS	$1,600	—	203	1,397	—	—	1,397
Money market funds	5,703	—	—	5,703	5,703	—	—
Municipal securities	72,789	739	—	73,528	—	73,528	—
Total	$80,092	739	203	80,628	5,703	73,528	1,397

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amortized cost, unrealized gains (losses) and fair value of the available-for-sale securities at December 31, 2010 and 2009, by contractual maturity were as follows (in thousands):

	December 31, 2010
	Amortized Cost	Unrealized gains (losses)	Fair Value
ARS, greater than one year	$1,600	$(350)	$1,250
Municipal securities
One year or less	17,081	(19)	17,062
After one year through three years	53,334	59	53,393
Greater than three years through five years	2,041	44	2,085
Total	$74,056	$(266)	$73,790

	December 31, 2009
	Amortized Cost	Unrealized gains (losses)	Fair Value
ARS, greater than one year	$1,600	$(203)	$1,397
Municipal securities
One year or less	3,431	10	3,441
After one year through three years	68,084	670	68,754
Greater than three years through five years	1,274	59	1,333
Total	$74,389	$536	$74,925

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at December 31, 2010 and 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
					Losses on Impairment
Financial assets:
ARS	$1,250	$—	$—	$1,250	—
Money market funds	2,076	2,076	—	—	—
Municipal securities1	72,540	72,540	—	—	—
Foreign currency exchange contracts	1,974	—	1,974	—	—
Total financial assets	$77,840	$74,616	$1,974	$1,250	$—
Financial liabilities:
Foreign currency exchange contracts	110	—	110	—	—
Total financial liabilities	$110	$—	$110	$—	$—

Non-financial assets:
Property and equipment	165	—	165	—	0.8
Total non-financial assets	$165	$—	$165	$—	$0.8

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
					Losses on Impairment
Assets:
ARS	$1,397	$—	$—	$1,397	—
Money market funds	5,703	5,703	—	—	—
Municipal securities1	73,528	73,528	—	—	—
Foreign currency exchange contracts	1,459	—	1,459	—	—
Total financial assets	$82,087	$79,231	$1,459	$1,397	$—
Liabilities:
Foreign currency exchange contracts	383	—	383	—	—
Total financial liabilities	$383	$—	$383	$—	$—

1 At December 31, 2010, municipal securities consisted of a 72/28 split between municipal revenue bonds and municipal general obligation bonds, respectively. At December 31, 2009, municipal securities consisted of a 71/29 split between municipal revenue bonds and municipal general obligation bonds, respectively. In addition, the underlying credit rating of the municipal securities at December 31, 2010 and 2009 were A+, A1 or better as defined by S&P 500 and Moody’s.

Money market funds and municipal securities are classified as Level 1 assets because market prices are readily available for these investments. Level 2 financial assets and liabilities represent the fair value of our foreign currency exchange contracts that were valued using pricing models that take into account the contract terms as well as multiple inputs where applicable, such as equity prices, interest rate yield curve, option volatility and currency rates. Level 2 non-financial assets represent the fair value of property and equipment, which are valued based on quoted prices and sales of identical assets in an inactive market. Level 3 financial assets represent the fair value of our ARS, which were valued using a pricing model that takes into account the average life of the underlying collateral, the rate of return, and the spread used for similar issuances.

The following table presents a reconciliation for the year ended December 31, 2010 and 2009, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	December 31,
	2010	2009

Beginning balance	$1,397	$2,100
Total realized / unrealized losses:
Included in earnings	—	—
Included in other comprehensive income	(147)	(203)
Purchases, sales, issuances, and settlements, net	—	(500)
Transfers into Level 3, net	—	—
Ending balance	$1,250	$1,397

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The uncertainty experienced by the credit markets has impacted the markets where our ARS would be transacted. Since the first quarter of 2008, we have experienced several failed auctions on our two remaining ARS and one successful auction. During the year ended December 31, 2010, we experienced three failed ARS auctions, representing principal of $1.6 million. Due to the high probability that the ARS may fail at the next auctions and the continued uncertainty in the financial markets, these ARS values have been classified as long-term assets. We have determined that there is no other-than-temporary impairment on these securities, since we do not intend and are not required to sell these securities before we have recovered the amortized cost basis, we expect to recover the entire amortized cost basis of the securities and we continue to receive interest at the coupon rate. Although the credit rating of both ARS declined during 2010, we do not foresee this as an indication of default since we continue to receive interest at coupon rate and the underlying financials show supporting evidence of positive liquidity. We will continue to reassess the liquidity in future reporting periods based on several factors, including the success or failure of future auctions, possible failure of the investment to be redeemed, further deterioration of the credit rating of the investment, market risk and other factors.

In determining whether the current financial environment will have an impact on the fair value of the bond and ARS investments, we considered the following for each bond and ARS held: the individual ratings of the investment, the underlying rating of the issuer irrespective of the insurance; the performance of the issuer; the term of the bond; the quality of bond insurance provided by the rating of the bond insurer; and the fair value as of each reporting date. At the reporting dates and in the future, we recognize that these investments are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by the current global financial environment. The fair value of these investments accordingly will continue to change, and we will continue to evaluate their carrying values.

5.	Derivative Financial Instruments

The majority of our travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar for our non-directly delivered programs. Our processes include a program to provide a hedge against certain of these foreign currency risks, and we use forward contracts that allow us to acquire the foreign currency at a fixed price for a specified point in time. All of the derivatives are cash flow hedges and at December 31, 2010 all of the contracts qualified for cash flow hedge accounting.

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

At December 31, 2010, the following forward contracts were outstanding (in thousands):

	Notional Amount	Matures
Forward contracts:
Australian dollar	8,425	January 2011 – July 2011
British pound	3,650	January 2011 – July 2011
Euro	21,100	January 2011 – June 2012
Japanese yen	135,000	April 2011 – July 2011
New Zealand dollar	896	January 2011 – August 2011
Canadian dollar	1,175	February 2011 – June 2011

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair values of derivatives are as follows (in thousands):

	December 31, 2010
	Derivates Designated as Hedging Instruments		Derivatives not Designated as Hedging Instruments		Total Net
	Assets	Liabilities	Assets	Liabilities	Assets
Forward contracts	$1,974	$110	$—	$—	$1,864

	December 31, 2009
	Derivates Designated as Hedging Instruments		Derivatives not Designated as Hedging Instruments		Total Net
	Assets	Liabilities	Assets	Liabilities	Assets
Forward contracts	$864	$172	$—	$—	$692
Forward contracts with variable option	595	211	—	—	384
Total	$1,459	$383	$—	$—	$1,076

The net asset derivatives at December 31, 2010 and 2009 are reported in the consolidated balance sheet as ‘foreign currency exchange contracts’.

Following is an analysis of the changes in the net gain (loss) on cash flow hedges included in accumulated other comprehensive income (“AOCI”) in the balance sheet (in thousands):

	December 31,
	2010	2009

Beginning balance	$698	$(4,970)
Net gain for the period	189	1,821
Effective portion (gain)/loss transferred to earnings	323	3,847
Ending balance	$1,210	$698

Unrealized gains on forward contracts recorded in accumulated other comprehensive income at December 31, 2010, which are expected to be reclassified to net revenue during the next twelve months is approximately $1.2 million.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the year ended December 31, 2010, the amount of gains or losses recognized in the income statement for derivatives designated as hedging instruments are as follows (in thousands):

		Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
Derivative designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivative	December 31, 2010	December 31, 2009
Forward contracts	Net revenue, non-directly delivered programs	$278	$2,789
Forward contracts with variable options	Net revenue, non-directly delivered programs	45	1,058
Total		$323	$3,847

For the years ended December 31, 2010 and 2009, the amount of gains or losses recognized in the income statement for derivatives not designated as hedging instruments are as follows (in thousands):
		Amount of Loss
Derivative not designated as hedging instruments	Location of Loss Recognized in Income on Derivative	December 31, 2010	December 31, 2009
Forward contracts	Foreign currency and other expense	$—	$(631)
Forward contracts with variable options	Foreign currency and other expense	—	(331)
Total		$—	$(962)

We do not typically enter into derivatives that are not designated as hedging instruments. Our policy is to be 80 to 100 percent hedged at December 31st of each year in regards to our forecasted cash flow for the following year.

6.      Property and equipment

Property and equipment and the changes therein consist of the following (in thousands):

	December 31,
	2010	2009
Land	$1,817	$1,817
Building	16,198	16,198
Office furniture, fixtures and equipment	2,948	8,889
Computer equipment and software	18,551	14,559
Construction in progress	720	1,689
Total property and equipment, gross	40,234	43,152
Less accumulated depreciation	(12,609)	(13,776)
Total property and equipment, net	$27,625	$29,376

In 2010, a full analysis and physical inventory of property and equipment was performed, which resulted in the write off of $5.4 million of office furniture, fixtures and equipment with a net book value of zero from our records.

The remaining cost of completion for construction in process, which consists of website and internal use software development, is approximately $0.7 million at December 31, 2010.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Depreciation and amortization expense on property and equipment of approximately $4.3 million, $4.1 million, and $3.3 million for the years ended December 31, 2010, 2009, and 2008, respectively, was included in the determination of net income.

During 2010, approximately $1.7 million in property and equipment was sold, written off or impaired for a net loss of $1.5 million, primarily related to the outsourcing of our print and production facilities. The net loss of $1.5 million consists of $0.7 million loss on sale of assets and $0.8 million loss on impaired assets, both which are reported in the consolidated statement of operations as ‘selling and marketing’ expense. In accordance with the guidance for the impairment of long-lived assets, assets with a carrying amount of $1.0 million were adjusted to their fair value of $0.2 million. See Note 4, “Investments and Fair Value Measurements”, for a discussion regarding fair value calculations for property and equipment that were impaired in 2010. During 2009, approximately $1.1 million in property and equipment was written off or sold for a net loss of $0.4 million, of which $0.3 million is reported as ‘selling and marketing’ expense and $0.1 million is reported as ‘general and administrative’ expense in the consolidated statement of operations. During 2008, approximately $0.5 million in property and equipment was written off or sold for a net gain of $0.03 million, which is reported in the consolidated statement of operations as ‘general and administrative’ expense.

7. Goodwill and Intangible Assets

Identified goodwill and the changes therein consist of the following (in thousands):

	December 31, 2010			December 31, 2009
	Ambassador Programs and Other	BookRags	Consolidated	Ambassador Programs and Other	BookRags	Consolidated
Balance, January 1	$70	$6,841	$6,911	70	6,865	6,935
Purchase price allocation	—	2,870	2,870	—	(24)	(24)
Balance, December 31	$70	$9,711	$9,781	$70	$6,841	$6,911

The increase of $2.9 million during 2010 is due to 233,584 shares of Common Stock being issued to the prior owners on May 17, 2010 based on contract terms.

Identified intangible assets other than goodwill and the changes therein consist of the following (in thousands):
	December 31,
	2010	2009
Content license agreements	$838	$838
Content copyrights	2,237	1,295
Advertising relationship	512	512
Other	130	130
Trademark	517	517
Total intangible assets, gross	4,234	3,292
Less accumulated amortization
Content license agreements	(110)	(68)
Content copyrights	(304)	(122)
Advertising relationship	(339)	(210)
Other	(114)	(70)
Total intangible assets, net	$3,367	$2,822

Amortization expense on intangible assets of approximately $0.4 million, $0.3 million and $0.2 million for the years ended December 31, 2010, 2009 and 2008, respectively, was included in the determination of net income.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Estimated annual amortization expense for each of the next five years is as follows (in thousands):

Years Ended December 31,
2011	$410
2012	$410
2013	$266
2014	$266
2015	$266

8.	Line of Credit

On May 30, 2008, we entered into a $20.0 million unsecured revolving line of credit (the “Revolving Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). This Revolving Credit Agreement expires on May 31, 2011. In addition, the Revolving Credit Agreement provides for the issue of letters of credit not to exceed $2.5 million. Monthly interest only payments, if applicable, are paid based on a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. We can elect to borrow utilizing the London Inter-Bank Offering Rate (“LIBOR”) plus an applicable spread or the prime rate. The credit agreement contains certain quarterly financial covenants, including current ratio greater than 1.50, deployable cash greater than zero at all times, tangible net worth greater than $40.0 million, and net income after taxes greater than $4.0 million for the trailing four quarters. At December 31, 2010, we were in compliance with all of the financial covenants of the credit agreement.

At December 31, 2010 and 2009, we had no amounts outstanding on the revolving line of credit. At December 31, 2010 and 2009, the availability under the line of credit was $18.6 million, with $1.4 million of the line of credit issued in the form of letters of credits to several airline companies.

9.	Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008
Current tax expense (benefit):	1
Federal	$2,332	$9,302	$8,077
State	(250)	1,023	58
Deferred tax expense (benefit):
Federal	1,260	568	1,034
State	139	—	—
Total income tax provision	$3,481	$10,893	$9,169

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Components of the net deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2010
	Assets	Liabilities	Total
Amortization of goodwill and other intangibles	$631	$—	$631
Accrued vacation and compensation	165	—	165
Unrealized gain on foreign currency exchange contracts	—	(660)	(660)
Unrealized gain on available-for-sale securities		(31)	(31)
Unrealized loss on auction rate securities	126	—	126
Depreciation	—	(3,969)	(3,969)
Stock options	1,466	—	1,466
Restricted stock grants	495	—	495
State tax deduction	165	—	165
Non-compete agreements	—	(455)	(455)
Other	46	—	46
Total deferred tax assets (liabilities)	$3,094	$(5,115)	$(2,021)

	December 31, 2009
	Assets	Liabilities	Total
Amortization of goodwill and non-compete agreement	$753	—	$753
Accrued vacation and compensation	182	$—	182
Unrealized loss on foreign currency exchange contracts	—	(383)	(383)
Unrealized gain on available-for-sale securities	—	(191)	(191)
Depreciation	—	(2,912)	(2,912)
Stock options	1,388	—	1,388
Restricted stock grants	498	—	498
State tax deduction	258	—	258
Non-compete agreements	—	(251)	(251)
Other	31	—	31
Total deferred tax assets (liabilities)	$3,110	$(3,737)	$(627)

The income tax provision differs from that computed using the federal statutory rate applied to income before income taxes as follows (in thousands):

	Years Ended December 31,
	2010 Amount	%	2009 Amount	%	2008 Amount	%
Provision at the federal statutory rate	4,059	35.0%	$10,931	35.0%	$9,700	35.0%
Tax-exempt interest	(521)	(4.5)	(723)	(2.3)	(1,024)	(3.7)
State income tax, net of federal benefit	(110)	(0.9)	669	2.1	38	0.1
Other	53	0.4	16	0.1	455	1.6
Total income tax provision	3,481	30.0%	$10,893	34.9%	$9,169	33.0%

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2010, $422,600 of unrecognized tax benefits are recorded as ‘accounts payable and accrued expenses’ in the consolidated balance sheet. If recognized, $274,690 would affect the annual effective tax rate. Our policy is to account for interest and penalties related to uncertain tax positions as part of income tax expense.  During the year ended December 31, 2010, we recognized $65,115 of income tax benefit in the consolidated statement of operations and $48,214 in the consolidated balance sheet associated with interest on uncertain tax positions.

The following summarizes the unrecognized tax benefits activity during 2010 and 2009 (in thousands):

	2010	2009
Gross unrecognized tax benefit as of January 1,	$573	$—
Increases in uncertain tax benefits as a result of tax positions taken during the prior period	112	573
Increases in uncertain tax benefits as a result of tax positions taken during the current period	49	—
Settlements with tax authorities	(176)	—
Lapse of statute of limitations	(135)	—
Gross unrecognized tax benefits as of December 31,	$423	$573

It is reasonably possible that our unrecognized tax benefits will decrease between $0 and $422,600 pending the outcome of discussions with certain tax jurisdictions regarding our activities in their jurisdictions.

We file tax returns in the U.S. federal jurisdiction and various state jurisdictions. We may be subject to examination by the Internal Revenue Service for the years after 2006. We may also be subject to examination by various state jurisdictions for the years after 2005.

10.      Committments and Contingencies

In 2009 we entered into an agreement with Discovery Education. Within the terms of the contract, the following minimum payments are due regardless of total sales (in thousands):

Years Ended December 31,
2011	$600
2012	$1,000
2013	$1,000

On July 14, 2009, a securities class action was filed against us and certain of our executive officers on behalf of all persons or entities who purchased our Common Stock between February 8, 2007 and October 23, 2007, in the United States District Court for the Eastern District of Washington. On March 11, 2010, we, and certain of our executive officers, moved to dismiss the class action. On June 2, 2010, the Court issued an order denying our, and certain of our executive officers’, motions.  The current amended complaint alleges that the defendants violated federal securities laws by making untrue statements of material fact and/or omitting to state material facts, thereby artificially inflating the price of our Common Stock. We have reviewed the amended complaint and deny the allegations contained therein. This action is currently in discovery. We have tendered our defense and indemnity under applicable insurance coverage and defense counsel in Seattle, Washington has been retained to represent us. We cannot estimate the possible loss to our Company, if any, at this time. The actual cost to resolve this case will depend upon many factors such as the outcome of mediation, pre-trial motions, trial and any appeals.  We intend to vigorously defend this lawsuit and any alleged claims for damages.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On October 27, 2009, we were informed by the Securities and Exchange Commission (“SEC”) that it had issued a formal order of investigation with respect to trading in the Company’s securities. We believe that the investigation is for the period August through December 2007. In connection with the investigation, the Company, certain of its officers, directors and employees, as well as other persons, have received subpoenas from the SEC requesting information. The SEC has indicated that the investigation should not be construed as an indication that any violation of law has occurred or as an adverse reflection upon any person, entity or security. The U.S. Department of Justice is involved in the investigation and has served subpoenas upon various employees to appear before the federal grand jury to which the matter has been assigned. The Company will continue to cooperate fully with the investigation.

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

Under our Bylaws, our directors and officers have certain rights to indemnification by us against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which covers certain liabilities arising from our obligation to indemnify our directors and officers and former directors in certain circumstances. No material indemnification liabilities were accrued at December 31, 2010.

11.      Stock-Based Compensation

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

Under the terms of the Plan, restricted stock awards are granted by the Compensation Committee on the same terms as options. The Compensation Committee also establishes the vesting period of the awards, which is generally set at 100 percent at the conclusion of one to four years. Our key employees and consultants who have been awarded stock are typically subject to a four year vesting period, while our Board of Directors who have been awarded stock are subject to a one year vesting period.

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

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 2010, 2009, and 2008.

	Years Ended December 31,
	2010		2009		2008
Expected dividend yield	2.03%		2.15%		2.66%
Expected stock price volatility	63.83%		54.45%		49.48%
Risk-free interest rate	1.41%		2.24%		2.48%
Expected term of options	4.94	years	5.00	years	4.51	years

The weighted-average fair value of options granted during 2010, 2009 and 2008 was $5.16, $4.70, and $3.51, respectively.

The dividend yield is based on expected quarterly cash dividends paid to our shareholders. Expected stock price volatility is based on historical volatility of our stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Additionally, an annualized forfeiture rate of 8.8 percent is used as a best estimate of future forfeitures based on our historical forfeiture experience. The stock-based compensation expense will be adjusted in later periods if the actual forfeiture rate is different from the estimate.

Total stock-based compensation expense recognized in the consolidated statement of operations for the years ended 2010, 2009, and 2008 was $2.0 million, $2.0 million, $2.1 million, respectively, before income taxes. Of the total stock-based compensation expense during 2010, stock option expense was $1.1 million and restricted stock grant expense was $0.9 million. Of the total stock-based compensation expense during 2009, stock option expense was $0.9 million and restricted stock grant expense was $1.1 million. Of the total stock-based compensation expense during 2008, stock option expense was $0.9 million and restricted stock grant expense was $1.1 million.

The following table presents information about the common stock options and restricted grants as of December 31, 2010:

	Options and Awards Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Restricted Stock Awards
$0.00	337,918	2.69	N/A	N/A	N/A
Stock Options
$3.47 - 6.93	445,588	1.18	$6.00	445,588	$6.00
6.94 - 10.39	289,747	6.13	9.07	186,324	9.27
10.40 - 13.86	573,716	9.17	11.51	78,135	11.91
13.87 - 17.32	301,845	5.47	16.86	260,327	16.84
17.33 - 20.79	10,992	7.35	18.41	5,496	18.41
20.80 - 24.25	16,000	4.62	21.09	16,000	21.09
24.26 - 27.72	197,146	5.25	27.11	197,146	27.11
27.73 - 31.18	9,895	5.74	29.28	8,645	29.08
31.19 - 34.65	6,922	6.34	34.65	5,187	34.65
Total Stock Options	1,851,851	5.67	$12.64	1,202,848	$13.25
Combined	2,189,769	5.21	$10.69	1,202,848	$13.25

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2009, there were 1,206,189 exercisable stock options at the weighted-average exercise price of $12.72 per share.

At December 31, 2010, the aggregate intrinsic value of outstanding stock options and restricted stock was $7.2 million and exercisable stock options and restricted stock was $2.9 million, before applicable income taxes, based on our $11.50 closing stock price at December 31, 2010. This intrinsic value would have been received by the optionees had all restricted stock been vested and all stock options been exercised on that date. The weighted-average remaining contractual life of stock options and restricted grants outstanding was 6.1 years and exercisable was 3.9 years. As of December 31, 2010, total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock awards was approximately $5.5 million, which is expected to be recognized over approximately 3.9 years. During the year ended December 31, 2010, the total intrinsic value of stock options exercised was $0.6 million and the total fair value of options which vested was $1.0 million while the total fair value of restricted stock awards which vested was $1.0 million.

At December 31, 2009, the aggregate intrinsic value of outstanding stock options and restricted stock was $9.1 million and exercisable stock options and restricted stock was $4.6 million, before applicable income taxes, based on our $13.26 closing stock price at December 31, 2009. This intrinsic value would have been received by the optionees had all restricted stock been vested and all stock options been exercised on that date. The weighted-average remaining contractual life of stock options and restricted grants outstanding was 5.1 years and exercisable was 3.8 years. As of December 31, 2009, total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock grants was approximately $4.6 million, which is expected to be recognized over a period of approximately 3.9 years. During the year ended December 31, 2009, the total intrinsic value of stock options exercised was $1.0 million, and the total fair value of options vested was $1.2 million while the total fair value of restricted stock awards which vested was $1.4 million.

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

Stock option and restricted stock grant transactions during 2010 were as follows:

	Restricted	Weighted-		Weighted-
	Stock	Average Grant	Stock	Average
	Grants	Date Fair Value	Options	Exercise Price
Balance at December 31, 2009	252,959	$14.15	1,765,937	$12.77
Granted	136,954	11.11	307,095	11.12
Forfeited	(11,045)	10.23	(106,798)	17.48
Vested	(40,950)	24.20	N/A	N/A
Exercised	N/A	N/A	(114,383)	6.10
Balance December 31, 2010	337,918	$11.83	1,851,851	$12.64

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.	Employee Benefit Plan

Effective March 2002, we established a 401(k) Profit Sharing Plan (the “Sharing Plan”) for our employees. Employees are eligible to participate in the Sharing Plan upon six months of service and 18 years of age. Employees may contribute up to 92 percent of their salary, subject to the maximum contribution allowed by the Internal Revenue Service. Our matching contribution is discretionary based upon approval by management. Employees are 100 percent vested in their contributions and vest in our matching contributions after their initial four years of employment. During the years ended December 31, 2010, 2009, and 2008, we contributed approximately $0.1 million, $0.02 million, and $0.2 million to the Sharing Plan, respectively.

13.	Earnings Per Share

The following table presents a reconciliation of basic and diluted EPS computations (in thousands, except per share data):

	Year ended December 31,
	2010	2009	2008
Numerator:
Net income	$8,116	$20,337	$18,546

Denominator:
Weighted-average shares outstanding	18,747	18,618	18,745
Effect of unvested restricted stock awards considered participating securities	338	487	439
Weighted-average shares outstanding – basic	19,085	19,105	19,184
Effect of dilutive common stock options	218	317	388
Weighted-average shares outstanding – diluted	19,303	19,422	19,572

Earnings per share – basic and diluted:
Net income per share – basic	$0.43	$1.06	$0.97

Net income per share – diluted	$0.42	$1.05	$0.95

Cash dividends declared per share	$0.24	$0.24	$0.46

Antidilutive options not included in diluted EPS	816,649	608,770	609,192

On January 1, 2009, we adopted a new accounting principle, which clarified that unvested share-based payment awards that contain nonforfeitable rights to receive dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing EPS. Participating securities under this statement include our unvested employee restricted stock awards with time-based vesting, which receive nonforfeitable dividend payments. As a result of this new provision, all prior period EPS data have been adjusted retrospectively. The effect of adopting this new accounting provision was a decrease in basic and diluted EPS of $0.02 for the year ended December 31, 2008.

Subsequent to December 31, 2010, we have repurchased 255,648 shares of our Common Stock for $2.9 million, which had no impact on reported EPS.

14.	Segment Reporting

Our operations are organized in two reporting segments, 1) “Ambassador Programs and Other,” which provides educational travel services to students, professionals, and athletes through multiple itineraries within five travel program types and corporate overhead, and 2) “BookRags,” which provides online research capabilities through book summaries, critical essays, online study guides, lesson plans, biographies, and references to encyclopedia articles.

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

Segment information for the quarters and years ended December 31, 2010 and 2009 are as follows (in thousands):

	Three months ended December 31, 2010			Three months ended December 31, 2009
	Ambassador Programs and Other (1)	BookRags	Consolidated	Ambassador Programs and Other (1)	BookRags	Consolidated
Total revenue	$3,858	$952	$4,810	$5,070	$956	$6,026
Gross margin	$3,535	$829	$4,364	$4,178	$852	$5,030
Depreciation and amortization	$1,038	$108	$1,146	$1,028	$86	$1,114
Operating income (loss)	$(10,725)	$255	$(10,470)	$(9,770)	$510	$(9,260)
Income tax (provision) benefit	$3,599	$(113)	$3,486	$2,948	$(204)	$2,744
Net income (loss)	$(6,863)	$143	$(6,720)	$(6,399)	$306	$(6,093)

	Year ended December 31, 2010			Year ended December 31, 2009
	Ambassador Programs and Other (1)	BookRags	Consolidated	Ambassador Programs and Other (1)	BookRags	Consolidated
Total revenue	$73,041	$3,105	$76,146	$95,315	$3,300	$98,615
Gross margin	$63,450	$2,651	$66,101	$80,893	$2,911	$83,804
Depreciation and amortization	$4,222	$424	$4,646	$4,052	$312	$4,364
Operating income	$9,174	$922	$10,096	$28,336	$1,843	$30,179
Income tax provision	$3,156	$325	$3,481	$10,239	$654	$10,893
Net income	$7,517	$599	$8,116	$19,145	$1,192	$20,337
Total additions to property, plant, and equipment	$4,461	$—	$4,461	$5,078	$79	$5,157
Total additions to goodwill and intangible assets (2)	$—	$3,811	$3,811	$—	$726	$726
Intangible assets, excluding goodwill	$—	$3,367	$3,367	$—	$2,822	$2,822
Total goodwill	$70	$9,711	$9,781	$70	$6,841	$6,911
Total assets	$113,256	$15,300	$128,556	$116,334	$11,751	$128,095

(1)
Ambassador Programs and Other include all travel programs offered by Ambassador Programs and World Adventures Unlimited as well as corporate overhead. World Adventures Unlimited had no revenue in 2009, however they did have expenses related to the pilot programs that were operated during the summer of 2009 and start-up expenses.

(2)	The amounts include cash and non-cash transactions.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

15.	Quarterly Financial Data (unaudited)

Summarized quarterly financial data for 2010 and 2009 is as follows (unaudited, and in thousands except per share data). All adjustments necessary to fairly present the interim results have been recorded:

	Quarters Ended
	March 31	June 30	September 30	December 31
2010
Total revenue	$2,736	$38,664	$29,936	$4,810
Gross margin	1,593	34,509	25,635	4,364
Selling and marketing expense	9,629	9,219	12,200	11,686
General and administrative expense	3,467	3,174	3,482	3,148
Income (loss) before income taxes	(11,106)	22,579	10,330	(10,206)
Net income (loss)	(7,489)	15,183	7,142	(6,720)
Earnings (loss) per share-basic	(0.39)	0.79	0.38	(0.36)
Earnings (loss) per share-diluted	(0.39)	0.78	0.37	(0.36)

Gross program revenue reflects total amounts charged for our goods and services. Gross program revenue totaled $3.1 million, $83.1 million, $65.7 million and $10.0 million for the quarters ended March 31, June 30, September 30, and December 31, 2010, respectively.

	Quarters Ended
	March 31	June 30	September 30	December 31
2009
Total revenue	10,006	46,176	36,407	6,026
Gross margin	5,281	40,292	33,201	5,030
Selling and marketing expense	8,872	9,258	11,281	9,610
General and administrative expense	3,369	3,303	3,252	4,680
Income (loss) before income taxes	(7,407)	28,305	19,169	(8,837)
Net income (loss)	(5,254)	19,179	12,505	(6,093)
Earnings (loss) per share-basic	(0.28)	1.01	0.66	(0.32)
Earnings (loss) per share-diluted	(0.28)	0.99	0.64	(0.32)

Gross program revenue totaled $10.4 million, $99.3 million, $82.8 million and $11.2 million for the quarters ended March 31, June 30, September 30, and December 31, 2009, respectively.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.	Supplemental Disclosures of Consolidated Statements of Cash Flows

We paid cash for taxes during 2010, 2009, and 2008 of approximately $2.6 million, $9.9 million, and $8.5 million, respectively.

Our non-cash investing and financing activities during the years ended December 31, 2010, 2009, and 2008, are as follows (in thousands):

	2010	2009	2008
Unrealized gain (loss) on foreign currency exchange contracts	$788	$(8,729)	$(11,107)
Unrealized gain (loss) on available-for-sale securities	$(803)	$58	$213
Property and equipment	$(229)	$426	$22
Capital lease	$—	$—	$37
Purchase price allocation for goodwill	$2,870	$(24)	$—
Repurchase of common stock	$225	$—	$—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBASSADORS GROUP, INC.

By: /s/ JEFFREY D. THOMAS
Jeffrey D. Thomas,
President and Chief Executive Officer

Date: March 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY D. THOMAS	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2011
Jeffrey D. Thomas

/s/ JOHN A. UEBERROTH	Chairman of the Board of Directors	March 11, 2011
John A. Ueberroth
/s/ ANTHONY F. DOMBROWIK	Senior Vice President, Chief Financial Officer	March 11, 2011
Anthony F. Dombrowik	(Principal Financial Officer)

/s/ KRISTI J. GRAVELLE	Vice President, Finance & Accounting	March 11, 2011
Kristi J. Gravelle	(Principal Accounting Officer)
/s/ BRIGITTE M. BREN	Director	March 11, 2011
Brigitte M. Bren

/s/ DANIEL G. BYRNE	Director	March 11, 2011
Daniel G. Byrne

/s/ RAFER L. JOHNSON	Director	March 11, 2011
Rafer L. Johnson

/s/ JAMES M. KALUSTIAN	Director	March 11, 2011
James M. Kalustian

/s/ JOSEPH J. UEBERROTH	Director	March 11, 2011
Joseph J. Ueberroth

/s/ RICARDO L. VALENCIA	Director	March 11, 2011
Ricardo L. Valencia

/s/ THOMAS RUSIN	Director	March 11, 2011
Thomas Rusin

II - 1

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the registrant incorporated by reference to the registrant’s Registration Statement on Form 10 filed on November 15, 2001.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the registrant incorporated by reference to the registrant’s Form 8-K filed on May 17, 2005.

3.3	Bylaws of the registrant incorporated by reference to the registrant’s Registration Statement on Form 10 filed on November 15, 2001.

4.1	Form of Common Stock Certificate of the registrant incorporated by reference to the registrant’s Form 10-K filed on March 9, 2007.

10.1	2001 Equity Participation Plan incorporated by reference to the registrant’s Registration Statement on Form 10 filed on January 7, 2002.

10.2	Form of 2001 Equity Participation Plan Agreement incorporated by reference to the registrant’s Registration Statement on Form 10 filed on November 15, 2001.

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

10.6	Employment Agreement by and between the registrant and Jeffrey D. Thomas, incorporated by reference to the registrant’s Form 8-K filed on October 3, 2006.

10.7	Stock Purchase Agreement by and between the registrant and Invemed Catalyst Fund, L.P. incorporated by reference to the registrant’s Form 8-K filed on January 31, 2007.

10.8	Stock Purchase Agreement incorporated by reference to the registrant’s Form 8-K filed on May 21, 2008.

10.9	Credit Agreement by and between the registrant and Wells Fargo Bank, N.A. incorporated by reference to the registrant’s Form 8-K file on May 30, 2008.

10.10	Revolving Line of Credit Note incorporated by reference to the registrant’s Form 8-K filed May 30, 2008.

10.11	2009 Equity Participation Plan incorporated by reference to the registrant’s Definitive Proxy Statement on Form 14A filed on April 6, 2009.

10.12	Severance Agreement by and between the registrant and Margaret M. Thomas.*

10.13	Severance Agreement by and between the registrant and Anthony F. Dombrowik.*

14.1	Code of Ethics incorporated by reference to the registrant’s Definitive Proxy Statement on Form 14A filed on April 13, 2010.

21.1	List of subsidiaries of the registrant as of December 31, 2010.*

II - 2

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.*

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or Rule 15(d)-14(a).*

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or Rule 15(d)-14(a).*

32.1
Certification by the Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) or 15(d)-14(b) and Section 1350 of Chapter 63 of Title 13 of the United  States Code (18 U.S.C. §1350).*

* Filed herewith.

II - 3