Form 10-Q
period 2011-03-31
AMBASSADORS GROUP INC
filed 2011-05-06
CIK 1162315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to ____________________.

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

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of April 25, 2011 was 17,699,971.

AMBASSADORS GROUP, INC.
FORM 10-Q QUARTERLY REPORT

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMBASSADORS GROUP, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of March 31, 2011 and December 31, 2010
(in thousands, except share and per share data)
	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$5,406	$6,838
Available-for-sale securities and other	82,942	72,540
Foreign currency exchange contracts	3,012	1,864
Prepaid program costs and expenses	28,824	3,230
Accounts receivable	5,321	1,976
Total current assets	125,505	86,448
Property and equipment, net	27,461	27,625
Available-for-sale securities	1,249	1,250
Foreign currency exchange contracts	295	-
Intangibles	3,369	3,367
Goodwill	9,781	9,781
Other long-term assets	85	85
Total assets	$167,745	$128,556

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$6,426	$5,954
Participants’ deposits	87,008	34,436
Deferred tax liability	696	668
Other liabilities	102	107
Total current liabilities	94,232	41,165
Deferred tax liability	1,357	1,353
Total liabilities	95,589	42,518

Commitments and Contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 shares authorized; 17,760,550 and 18,255,557 shares issued and outstanding, respectively	175	180
Retained earnings	70,163	84,825
Accumulated other comprehensive income	1,818	1,033
Stockholders’ equity	72,156	86,038
Total liabilities and stockholders’ equity	$167,745	$128,556

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three months ended March 31, 2011 and 2010
(in thousands, except per-share amounts)

	Three months ended
	March 31,
	2011	2010
Net revenue (loss), non-directly delivered programs	$(35)	$203
Gross revenue, directly delivered programs	694	1,779
Gross revenue, internet and advertising	1,003	754
Total revenue	1,662	2,736
Cost of sales, directly delivered programs	486	1,033
Cost of sales, internet and advertising	133	110
Gross margin	1,043	1,593
Operating expenses:
Selling and marketing	10,095	9,402
General and administrative	4,383	3,694
Total operating expenses	14,478	13,096
Operating loss	(13,435)	(11,503)
Other income (expense):
Interest and dividend income	335	411
Foreign currency and other income (expense)	181	(14)
Total other income	516	397
Loss before income tax benefit	(12,919)	(11,106)
Income tax benefit	4,190	3,617
Net loss	$(8,729)	$(7,489)

Weighted-average common shares outstanding - basic and diluted	18,025	19,271
Net loss per share - basic and diluted	$(0.48)	$(0.39)

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the three months ended March 31, 2011 and 2010
(in thousands)

	Three months ended
	March 31,
	2011	2010
Net loss	$(8,729)	$(7,489)
Unrealized gain (loss) on foreign currency exchange contracts, net of income tax (provision) benefit of ($441) and $256	819	(475)
Unrealized loss on available-for-sale securities, net of income tax benefit of $18 and $110	(33)	(205)
Comprehensive loss	$(7,943)	$(8,169)

The accompanying notes are an integral part of the consolidated financial statements.

 AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended March 31, 2011 and 2010
(dollars in thousands)

	2011	2010
Cash flows from operating activities:
Net loss	$(8,729)	$(7,489)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,153	1,135
Stock-based compensation	553	507
Deferred income tax benefit	(391)	(92)
Gain on foreign currency exchange contracts	(183)	-
Loss on disposition of property and equipment	4	255
Excess tax benefit from stock-based compensation	-	(106)
Change in assets and liabilities:
Accounts receivable and other assets	(3,345)	(3,315)
Prepaid program costs and expenses	(25,594)	(9,444)
Accounts payable, accrued expenses, and other current liabilities	396	1,311
Participants’ deposits	52,572	50,409
Net cash provided by operating activities	16,436	33,171

Cash flows from investing activities:
Purchase of available for sale securities	(19,808)	(19,774)
Proceeds from sale of available-for-sale securities	9,355	7,397
Purchase and construction of property and equipment	(915)	(1,244)
Purchase of intangibles	(114)	(239)
Net cash used in investing activities	(11,482)	(13,860)

Cash flows from financing activities:
Repurchase of Common Stock	(5,327)	-
Dividend payment to shareholders	(1,080)	(1,156)
Proceeds from exercise of stock options	21	341
Excess tax benefit from stock-based compensation	-	106
Net cash used in financing activities	(6,386)	(709)

Net increase (decrease) in cash and cash equivalents	(1,432)	18,602
Cash and cash equivalents, beginning of period	6,838	7,656
Cash and cash equivalents, end of period	$5,406	$26,258

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

Our operations are organized in two reporting segments, 1) “Ambassador Programs and Other,” which provides educational travel programs to students, professionals, and athletes through multiple itineraries within five travel program offerings and corporate overhead, and 2) “BookRags,” which provides online research capabilities through book summaries, critical essays, online study guides, lesson plans, biographies, and references to encyclopedia articles.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being materially misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not indicative of the results that may be expected for the year ending December 31, 2011.

For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Certain reclassifications from 2010 amounts have been made to conform to the three months ended March 31, 2011 financial statement presentation with no effect on previously reported net income, retained earnings, or cash flow from operations.

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

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair value is determined for assets and liabilities and grouped into a three-tiered value hierarchy, based upon significant levels of inputs as follows:

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

The following tables detail the amortized cost, unrealized gains (losses) and fair value of available-for-sale securities by contractual maturity at March 31, 2011 and December 31, 2010 (in thousands):

				Classification on Balance Sheet
March 31, 2011	Amortized Cost	Unrealized Gains (Losses)	Aggregate Fair Value	Cash and cash equivalents	Short-term available-for- sale securities	Long-term available-for- sale securities
Auction rate securities (“ARS”), greater than one year	$1,600	$(351)	$1,249	$-	$-	$1,249
Money market funds, ninety days or less	1,254	-	1,254	1,254	-
Municipal securities1
One year or less	9,159	(8)	9,151	-	9,151
After one year through three years	57,444	14	57,458	-	57,458
Greater than three years through five years	16,307	27	16,334	-	16,334
Total	$85,764	$(318)	$85,446	$1,254	$82,943	$1,249

				Classification on Balance Sheet
December 31, 2010	Amortized Cost	Unrealized Gains (Losses)	Aggregate Fair Value	Cash and cash equivalents	Short-term available-for- sale securities	Long-term available-for- sale securities
ARS, greater than one year	$1,600	$(350)	$1,250	$-	$-	$1,250
Money market funds, ninety days or less	2,076	-	2,076	2,076	-
Municipal securities1
One year or less	17,081	(19)	17,062	-	17,062
After one year through three years	53,334	59	53,393	-	53,393
Greater than three years through five years	2,041	44	2,085	-	2,085
Total	$76,132	$(266)	$75,866	$2,076	$72,540	$1.250

1Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at March 31, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using

	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Losses on Impairment
Financial assets:
ARS	$1,249	$-	$-	$1,249	$-
Money market funds	1,254	1,254	-	-	-
Municipal securities1	82,943	82,943	-	-	-
Foreign currency exchange contracts	3,318	-	3,318	-	-
Total financial assets	$88,764	$84,197	$3,318	$1,249	$-
Financial liabilities:
Foreign currency exchange contracts	11	-	11	-	-
Total financial liabilities	$11	$-	$11	$-	$-

		Fair Value Measurements at Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Losses on Impairment
Financial assets:
ARS	$1,250	$-	$-	$1,250	$-
Money market funds	2,076	2,076	-	-	-
Municipal securities1	72,540	72,540	-	-	-
Foreign currency exchange contracts	1,974	-	1,974	-	-
Total financial assets	$77,840	$74,616	$1,974	$1,250	$-
Financial liabilities:
Foreign currency exchange contracts	110	-	110	-	-
Total financial liabilities	$110	$-	$110	$-	$-

Non-financial assets:
Property and equipment	165	-	165	-	0.8
Total non-financial assets	$165	$-	$165	$-	$0.8

1 At March 31, 2011, municipal securities consisted of a 78/22 split between municipal revenue bonds and municipal general obligation bonds, respectively. At December 31, 2010, municipal securities consisted of a 72/28 split between municipal revenue bonds and municipal general obligation bonds, respectively. In addition, the underlying credit rating of the municipal securities at March 31, 2011 and December 31, 2010 were A+, A1 or better as defined by S&P 500 and Moody’s.

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

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents a reconciliation for the three months ended March 31, 2011 and 2010, of assets measured at fair value on a recurring basis using Level 3 inputs (in thousands):
	Three months ended March 31,
	2011	2010
Beginning balance	$1,250	$1,397
Total realized / unrealized losses:
Included in earnings	-	-
Included in other comprehensive income	(1)	(149)
Purchases, sales, issuances, and settlements, net	-	-
Transfers into Level 3, net	-	-
Ending balance	$1,249	$1,248

The credit markets have experienced uncertainty and some of this uncertainty has impacted and may continue to impact the markets where our ARS would be offered. Since the first quarter of 2008, we have experienced several failed ARS auctions and one successful ARS auction on the three instruments we owned. During the three months ended March 31, 2011, we experienced two failed ARS auctions, representing principal of $1.6 million. Due to the high probability that the ARS may fail at the next auctions, these ARS values have been classified as long-term assets. We have determined that there is no other-than-temporary impairment on these securities, since we do not intend and are not required to sell these securities before we have recovered the amortized cost basis. We will continue to reassess the liquidity in future reporting periods based on several factors, including the success or failure of future auctions, possible failure of the investment to be redeemed, deterioration of the credit rating of the investment, market risk and other factors.

In determining the fair value of bond and ARS investments, we consider the individual ratings of each bond and ARS held. With regard to bonds, we consider the following: the underlying rating of the issuer irrespective of the insurance; the performance of the issuer; the term of the bond; the quality of bond insurance provided by the rating of the bond insurer; and the fair value as of each reporting date. With regard to ARS, we consider the underlying credit quality of student loan portfolios and federal government backing of its collateral as a basis of its valuation. At the reporting dates and in the future, we recognize that these investments are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by the current global financial environment. The fair value of these investments accordingly will continue to change, and we will continue to evaluate their carrying values.

4. Derivative Financial Instruments

The majority of our travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in exchange rates between those currencies and the U.S. dollar. To mitigate this risk, we use forward contracts to acquire foreign currency at a fixed price to pay vendors during a specified period of time. All of the derivatives are cash flow hedges, and at March 31, 2011, the majority of the contracts qualified for cash flow hedge accounting.

Derivative instruments are designated and qualify as a cash flow hedge and the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period during which the hedged transaction is recognized in earnings, which is typically when our student travel programs occur during the second and third quarters of the year. Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At March 31, 2011, the following forward contracts were outstanding (in thousands):

	Notional Amount	Matures
Forward contracts:
Australian dollar	9,170	April 2011 - July 2011
British pound	3,550	April 2011 - July 2011
Euro	17,415	April 2011 - June 2012
Japanese yen	-	April 2011 - July 2011
New Zealand dollar	607	May 2011 - August 2011
Canadian dollar	650	April 2011 - June 2011

The fair values of derivatives are as follows (in thousands):

	March 31, 2011
	Derivates designated as hedging instruments		Derivatives not designated as hedging instruments		Total Net
	Assets	Liabilities	Assets	Liabilities	Assets
Forward contracts	$3,135	$11	$183	$-	$3,307

	December 31, 2010
	Derivates designated as hedging instruments		Derivatives not designated as hedging instruments		Total Net
	Assets	Liabilities	Assets	Liabilities	Assets
Forward contracts	$1,974	$110	$-	$-	$1,864

The net asset derivatives at March 31, 2011 and December 31, 2010 are reported in the balance sheet as current and/or non-current ‘foreign currency exchange contracts’.

Following is an analysis of the changes in the net gain (loss) on cash flow hedges included in AOCI in the balance sheet (in thousands):

	March 31,
	2011	2010
Beginning balance	$1,210	$698
Net gain (loss) for the period	819	(475)
Ending balance	$2,029	$223

Unrealized gains on forward contracts recorded in AOCI at March 31, 2011, which are expected to be reclassified to net revenue during the next 12 months, was approximately $1.8 million.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the three months ended March 31, 2011 and 2010, there were no gains or losses recognized in the income statement for derivatives designated as hedging instruments. For the three months ended March 31, 2011 and 2010, the amount of gains or losses recognized in the income statement for derivatives not designated as hedging instruments (and their locations) are as follows (in thousands):

		Amount of Gain
Derivative not designated as hedging instruments	Location of Gain Recognized in Income on Derivative	March 31, 2011	March 31, 2010
Forward contracts	Foreign currency and other expense	$183	$-

We do not typically enter into derivatives that are not designated as hedging instruments. Our policy is to achieve a position of being 80 to 100 percent hedged for our forecasted cash flow needs for the following year. During the quarter ended March 31, 2011, we recognized a gain of $0.2 million as a result of the de-designation of our Japanese yen forward contracts for 2011 summer travel and associated vendor payments. Due to the catastrophic events that have occurred, management has suspended all 2011 travel programs to Japan and has re-routed the majority of these delegates to other destinations throughout the world.

5.   Stock-Based Compensation

Under the Equity Participation Plan (the “Plan”), we may grant stock-based incentive compensation awards to eligible officers and employees, non-employee directors and consultants in the form of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, restricted stock units awards, stock appreciation rights, tandem stock appreciation rights, unrestricted stock awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant.

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

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For grants in the three months ended March 31, 2011 and 2010, we used the following weighted-average assumptions to determine the fair value of the grants:

	Three months ended		Three months ended
	March 31, 2011		March 31, 2010
Expected dividend yield	2.11%		1.92%
Expected stock price volatility	63.89%		64.62%
Risk-free interest rate	2.35%		2.32%
Expected life of options	4.80	Years	4.77	Years
Estimated fair value per option granted	$5.10		$5.42

The dividend yield is based on expected annual cash dividends paid to our shareholders. Expected stock price volatility is based on historical volatility of our stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Additionally, an annualized forfeiture rate of 8.3 percent is used as a best estimate of future forfeitures based on our historical forfeiture experience. The stock-based compensation expense will be adjusted in later periods if the actual forfeiture rate is different from the estimate.

Total stock-based compensation expense recognized in the consolidated statement of operations for the quarter ended March 31, 2011 was $0.6 million before income taxes. Of the total stock-based compensation expense during the quarter, stock option expense was $0.3 million, restricted stock award expense was $0.3 million, and the related total deferred tax benefit was $0.2 million.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents information about restricted stock awards and options to purchase shares of Common Stock as of March 31, 2011:

	Options and Awards Outstanding			Options Exercisable

Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Restricted Stock Awards
$0.00	340,263	2.46	N/A	N/A	N/A
Stock Options
$3.47 - 6.93	445,588	0.93	$6.00	445,588	$6.00
6.94 - 10.39	284,117	5.86	9.11	191,151	9.22
10.40 - 13.86	576,858	8.96	11.50	84,303	11.86
13.87 - 17.32	299,595	5.26	16.86	258,077	16.84
17.33 - 20.79	10,992	7.11	18.41	5,496	18.41
20.80 - 24.25	16,000	4.37	21.09	16,000	21.09
24.26 - 27.72	194,146	5.08	27.10	194,146	27.10
27.73 - 31.18	9,895	5.49	29.28	9,895	29.28
31.19 - 34.65	6,922	6.02	34.65	5,187	34.65
Total Stock Options	1,844,113	5.45	$12.62	1,209,843	$13.19
Combined	2,184,376	4.99	$10.66	1,209,843	$13.19

The aggregate intrinsic value of outstanding stock options and restricted stock was $6.5 million and the aggregate intrinsic value of exercisable stock options and restricted stock was $2.5 million at March 31, 2011, before applicable income taxes, based on our $10.95 closing stock price at March 31, 2011. This intrinsic value would have been realized by the holders of such restricted stock and options had all restricted stock been vested and all stock options been exercised on that date. As of March 31, 2011, total unrecognized stock-based compensation expense related to non-vested stock options and non-vested restricted stock awards was approximately $4.9 million, which is expected to be recognized over approximately 3.9 years. During the quarter ended March 31, 2011, the total intrinsic value of stock options exercised was $0.01 million, and the total fair value of options which vested was $0.1 million.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock option and restricted stock transactions during the three months ended March 31, 2011 were as follows:

	Stock Options	Weighted- Average Exercise Price	Restricted Stock Awarded	Weighted- Average Grant Date Fair Value
Balance at December 31, 2010	1,851,851	$12.64	337,918	$11.83
Granted	5,196	10.87	2,438	10.87
Forfeited	(10,159)	16.23	(93)	11.00
Exercised	(2,775)	7.34	N/A	N/A
Balance at March 31, 2011	1,844,113	$12.62	340,263	$11.82

6. Net Loss and Dividends per Share

The following table presents a reconciliation of basic and diluted loss per share (“EPS”) using the two-class method (in thousands, except per-share amounts):

	Three months ended March 31,
	2011	2010
Numerator:
Net loss	$(8,729)	$(7,489)

Denominator:
Weighted-average shares outstanding	17,684	18,772
Effect of unvested restricted stock awards considered participating securities	341	499
Weighted-average shares outstanding – basic	18,025	19,271
Effect of dilutive common stock options (A)	-	-
Weighted-average shares outstanding – diluted	18,025	19,271

Net loss per share – basic and diluted	$(0.48)	$(0.39)

Cash dividends declared per share	$0.06	$0.06

(A) Antidilutive options not included in diluted EPS due to losses in both periods	1,095,000	808,000

7. Segment Reporting

Our operations are organized in two reporting segments, 1) “Ambassador Programs and Other,” which provides educational travel programs to students, professionals, and athletes through multiple itineraries within five travel program offerings and corporate overhead, and 2) “BookRags,” which provides online research capabilities through book summaries, critical essays, online study guides, lesson plans, biographies, and references to encyclopedia articles.

Ambassador Programs and Others’ gross margin is comprised of gross revenue less direct program costs, including accommodations, transportation, speakers, facilitators, and event costs. BookRags’ gross margin is comprised of content and subscription and advertising revenues via www.BookRags.com, less commissions and amortization of intangible assets directly associated with sales.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment information for the three months ended March 31, 2011 and 2010 were as follows (in thousands):

	Three months ended March 31, 2011			Three months ended March 31, 2010
	Ambassador Programs and Other (1)			Ambassador Programs and Other (1)

		BookRags	Consolidated		BookRags	Consolidated
Total revenue	$659	$1,003	$1,662	$1,982	$754	$2,736
Gross margin	$173	$870	$1,043	$949	$644	$1,593
Depreciation and amortization	$1,034	$119	$1,153	$1,037	$98	$1,135
Operating income (loss)	$(13,813)	$378	$(13,435)	$(11,808)	$305	$(11,503)
Income tax benefit (provision)	$4,315	$(125)	$4,190	$3,716	$(99)	$3,617
Net income (loss)	$(8,991)	$262	$(8,729)	$(7,695)	$206	$(7,489)
Total additions to property, plant, and equipment	$860	$55	$915	$1,244	$-	$1,244
Total additions to goodwill and intangible assets	$-	$114	$114	$-	$239	$239
Intangible assets, excluding goodwill	$-	$3,369	$3,369	$-	$2,970	$2,970
Total assets	$152,200	$15,545	$167,745	$158,717	$11,864	$170,581

(1)	Ambassador Programs and Other include all travel programs offered by Ambassador Programs and World Adventures Unlimited as well as corporate overhead.

Any intercompany sales, which are rare, or services provided are eliminated. Intercompany expenses paid for on behalf of another subsidiary are recorded as intercompany receivables and payables and eliminated upon consolidation. Our subsidiaries have entered into operating agreements pursuant to which Ambassador Programs provides our other subsidiaries accounting, human resources, technology support, and travel services. In addition, these operating agreements may include the terms on which one of our subsidiaries may perform lead generation on behalf of another for marketing purposes.

8. Supplemental Disclosures of Consolidated Statements of Cash Flows

Our non-cash investing and financing activities during the three months ended March 31, 2011 and 2010, were as follows (in thousands):
	2011	2010
Unrealized gain (loss) on foreign currency exchange contracts	$1,260	$(731)
Unrealized loss on available-for-sale securities	$(52)	$(315)
Purchase of property and equipment	$(34)	$(299)

9.  Commitments and Contingencies

On July 14, 2009, a securities class action was filed against us and certain of our executive officers on behalf of all persons or entities who purchased our Common Stock between February 8, 2007 and October 23, 2007, in the United States District Court for the Eastern District of Washington. On March 11, 2010, we, and certain of our executive officers, moved to dismiss the class action. On June 2, 2010, the Court issued an order denying our, and certain of our executive officers’, motions.  The current amended complaint, alleges that the defendants violated federal securities laws by making untrue statements of material fact and/or omitting to state material facts, thereby artificially inflating the price of our Common Stock. The parties commenced discovery and were continuing, however, on April 14, 2011, an agreement was reached to settle the pending class action as to the Company and all parties, following participation in mediation before a retired federal judge.  Under the terms of the agreement, our insurance carriers have agreed to pay the settlement amount of $7.5 million, in complete settlement of all claims, subject to a mutual reservation of rights. The settlement is entered into without any admission of wrongdoing or liability by the Company or any party in the action. Throughout the litigation, the Company and its individuals have denied, and continue to deny, the allegations made against them. We agreed with the insurance carriers to settle the action on these terms, because it was in the best interests of the Company to avoid the burdens, risk, uncertainties and expense that would be inherent in continued litigation. The formal settlement agreement, which will include release for all defendants and other provisions common in such agreements, will now be negotiated and submitted to the Court for preliminary approval and notice to class members. It will then be subject to final Court approval. The settlement is not expected to have a material adverse effect on our business, financial condition or results of operations.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On October 27, 2009, we were informed by the Securities and Exchange Commission (“SEC”) that it had issued a formal order of investigation with respect to trading in the Company’s securities. We believe that the investigation is for the period August through December, 2007. In connection with the investigation, the Company, certain of its officers, directors and employees, as well as other persons, have received subpoenas from the SEC requesting information. The SEC has indicated that the investigation should not be construed as an indication that any violation of law has occurred or as an adverse reflection upon any person, entity or security. The U.S. Department of Justice is involved in the investigation and has served subpoenas upon various employees to appear before the federal grand jury to which the matter has been assigned. We will continue to cooperate fully with the investigation.

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

Under our Bylaws, our directors and officers have certain rights to indemnification by us against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which covers certain liabilities arising from our obligation to indemnify our directors and officers and former directors in certain circumstances. No material indemnification liabilities were accrued at March 31, 2011.

10.  Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued a new accounting principle that requires new disclosures and clarifies existing disclosures about fair value measurements. The new principle is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which will be effective for the fiscal year beginning after December 15, 2010, and for the interim periods within those fiscal years. The adoption of this new principle did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued a new accounting principle that modifies the two-step goodwill impairment testing process for entities that have a reporting unit with a zero or negative carrying amount. For those reporting units, an entity is required to perform step 2 of the goodwill impairment test if it is more likely than not that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment exists. The new guidance became effective on January 1, 2011, and did not have a material impact on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, statements in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. For a detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, please refer to Item 1A Risk Factors disclosure in our Annual Report on Form 10-K filed on March 11, 2011 and those factors set forth under Part II, Item 1A Risk Factors set forth in this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Executive Overview

The key financial indicators that we use in managing our business and in evaluating our financial condition and operating performance are: program operating results; gross margin; net operating income; operating margin; deployable cash; free cash flow; net enrollments; various website metrics including monthly page views, website visitors, unique users, and revenue per one thousand unique visitors; financial ratios; and leverage as shown on our consolidated balance sheet. Deployable cash, free cash flow and net enrollments are non-GAAP measurements we utilize and are defined and further described in the sections captioned “Key Performance Non-GAAP Financial Indicators” below. Key macro-economic factors and non-financial indicators that affect our financial condition and operating performance are: economic stability; consumer confidence; jobless rates; currency fluctuations; interest rates; airline practices; political climates; terrorism; military actions; and natural disasters.

As further discussed below, our operating results depend primarily on the revenue we earn from our travel programs and costs associated with providing these programs. Our business is highly seasonal. The majority of our sales and marketing expenses are incurred during the third and fourth quarter in order to attract delegates; the associated revenue is recognized in the second and third quarters of the following fiscal year.

Our focus in 2011 will be on growing our business while strategically managing costs. We continue to strive for growth through traditional program offerings, exploring new program offerings, and developing our direct advertising revenue channel through BookRags. We intend to deliver on these strategies through maximizing our marketing campaigns with the assistance of our third-party vendors, enhancing retention efforts, and directing efforts to innovation, quality, customer service, and financial discipline.

Some of our first quarter 2011 highlights include the following:
• Total revenue of $1.7 million during seasonally slow first quarter, as expected.
• Net loss of $8.7 million, or $0.48 per diluted share.
• Gross margin of 58.6 percent compared to gross margin of 51.5 percent in first quarter of last year.
• Executed $5.4 million in share repurchases during the quarter and paid quarterly dividend of $0.06 per share.
• Increased retention efforts, reflecting a higher touch model with our delegates, reduced withdrawal rates since the fall of 2010.
• Upon announcement of the critical safety concerns related to radiation, re-directed the majority of travelers from Japan to other destinations around the world.

Our focal points for the remainder of 2011 continue to include the following:
•
Increase enrollments for future travel seasons through effective sales and marketing initiatives as we incorporate enhanced benefits of outsourcing our print and production processes and leverage our current cost structure.

•
Continue to improve retention of current enrollments through improving the delegate experience, educating delegates and teachers about activities to pay their way, and maintaining the customer’s emotional excitement between enrollment and travel.

•	Improve operating margin through steady revenue growth, leverage of fixed cost structure, and responsible deployment of variable operating expenses.
•	Maintain and improve upon our high quality and increase our Net Promoter customer satisfaction ratings received on our travel programs.
•	Maximize capital allocation strategies and shareholder return.

Results of Operations

The following table sets forth the consolidated financial results for the periods indicated:

Comparison of the Three months ended March 31, 2011 to the Three months ended March 31, 2010

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Total revenue	$1,662	$2,736	$(1,074)	-39%
Cost of goods sold	619	1,143	(524)	-46%
Gross margin	1,043	1,593	(550)	-35%
Selling and marketing	10,095	9,402	693	7%
General and administrative expenses	4,383	3,694	689	19%
Operating loss	(13,435)	(11,503)	(1,932)	17%
Other income	516	397	119	30%
Loss before income tax benefit	(12,919)	(11,106)	(1,813)	16%
Income tax benefit	4,190	3,617	573	16%
Net loss	$(8,729)	$(7,489)	$(1,240)	17%

During the three months ended March 31, 2011, we traveled 320 delegates compared to 803 delegates traveled during the same period in 2010. The decrease is directly related to the reduced volume of travelers in Leadership and Citizen Ambassadors Programs during the quarter. The decline in travel-related revenue is offset by an increase in revenue from our BookRags segment. BookRags reported total revenue and gross margin for the three months ended March 31, 2011 of $1.0 million and $0.9 million, respectively. For the comparable period in 2010, BookRags reported $0.8 million and $0.6 million in total revenue and gross margin, respectively. The year over year increase is primarily due to higher content sales as well as beginning to realize benefits on initiatives taken to drive direct advertising revenue.

Selling and marketing expenses increased $0.7 million year over year due to a $0.4 million increase to a fully burdened cost associated with third party outsourcing of the print and production portion of our marketing campaigns as well as accelerated timing of certain components of our mail campaigns and a $0.3 million increase related to augmented sales and retention efforts.

General and administrative expenses increased $0.7 million in the first quarter of 2011 as compared to the same period in 2010. The increase is due to a $0.3 million increase in legal expenses, a $0.2 million increase related to general personnel costs and a $0.2 million increase in general operating costs.

The increase in other income is due to a $0.2 million foreign currency de-designation gain relating to exiting positions on Japanese Yen contracts, offset by a $0.1 million decrease in interest income resulting from the lower cash balance during the first three months of 2011 as compared to the same period of 2010.

For the three months ended March 31, 2011 and 2010, the income tax provision has been recorded based on a 32.4 percent and 32.6 percent estimated annual effective income tax rate applied to the pre-tax income, respectively. The difference from the statutory rate of 35 percent is primarily due to tax exempt interest income earned during the periods.

Results of Operations by Segment

Our operations are organized in two reporting segments, 1) “Ambassador Programs and Other,” which provides educational travel programs to students, professionals, and athletes through multiple itineraries within five travel program offerings and corporate overhead, and 2) “BookRags,” which provides online research capabilities through book summaries, critical essays, online study guides, lesson plans, biographies, and references to encyclopedia articles.

Ambassador Programs and Others’ gross margin is comprised of gross revenue less direct program costs, including air, accommodation, transportation, speakers, facilitators, and event costs. BookRags’ gross margin is comprised of content, subscription, and advertising revenues via www.BookRags.com, less commissions and amortization of intangible assets directly associated with sales.

Segment results of operations for the three and three months ended March 31, 2011 and 2010 are as follows (in thousands):

	March 31, 2011			March 31, 2010
	Ambassador Programs and Other (1)			Ambassador Programs and Other (1)

		BookRags	Consolidated		BookRags	Consolidated
Total revenue	$659	$1,003	$1,662	$1,982	$754	$2,736
Cost of goods sold	486	133	619	1,033	110	1,143
Gross margin	173	870	1,043	949	644	1,593
Selling and marketing	9,805	290	10,095	9,183	219	9,402
General and administrative expenses	4,181	202	4,383	3,574	120	3,694
Operating income (loss)	(13,813)	378	(13,435)	(11,808)	305	(11,503)
Other income	507	9	516	397	-	397
Income (loss) before income tax	(13,306)	387	(12,919)	(11,411)	305	(11,106)
Income tax benefit (provision)	4,315	(125)	4,190	3,716	(99)	3,617
Net income (loss)	$(8,991)	$262	$(8,729)	$(7,695)	$206	$(7,489)

(1)	Ambassador Programs and Other include all travel programs offered by Ambassador Programs and World Adventures Unlimited as well as corporate overhead.

See ‘Results of Operations’ above for a discussion of year over year variances for Ambassador Programs and Other and details regarding the portion that was contributed by BookRags.

Key Performance Non-GAAP Financial Indicators

We analyze our performance on a net income, cash flow and liquidity basis in accordance with GAAP as well as on a non-GAAP operating, cash flow and liquidity basis. These measures and related discussions are presented as supplementary information in this analysis to enhance the readers’ understanding of, and highlight trends in, our core financial results. Any non-GAAP financial measure used by us should not be considered in isolation or as a substitute for measures of performance or liquidity prepared in accordance with GAAP.

2011 Net Enrollments

Net enrollments on a forward looking basis consist of all participants who have enrolled in our programs less those that have already withdrawn. As of April 24, 2011, we had 25,031 net enrolled participants for our 2011 travel programs, compared to 27,061 net enrolled participants as of the same date last year for our 2010 travel programs. Net enrollments for our core product, Student Ambassadors, are up 4.8 percent compared to the same date one year ago. We believe the growth in our core Student Ambassador Programs is related to our concentrated marketing and sales efforts and the increased value proposition consumers carry during these economic times. In addition, we continue to take increased measures to retain net enrollments for 2011 travel through focus on improving the delegate experience, educating delegates regarding activities to pay their way and offering new insurance options. However, there can be no assurances that any of these efforts will have any success, and if so, to what extent. This non-GAAP measure relates to our travel programs only and does not include anticipated revenue for BookRags.

Deployable Cash

We use deployable cash as a liquidity measure and it is calculated as the sum of cash, cash equivalents, short-term available-for-sale securities and prepaid program costs and expenses less the sum of accounts payable, accrued expenses and other short-term liabilities (excluding deferred taxes) and participant deposits. We believe the deployable cash measurement is useful in understanding cash available to deploy for current and future business opportunities. This non-GAAP measure is based on highly conservative assumptions. See the ‘Liquidity’ section below for explanations of cash sources and uses.

Deployable Cash Reconciliation (in thousands)
	March 31,		December 31,
	2011	2010	2010
Cash, cash equivalents and short-term available-for-sale securities	$88,348	$112,022	$79,378
Prepaid program cost and expenses	28,824	12,417	3,230
Less: Participants’ deposits	(87,008)	(81,546)	(34,436)
Less: Accounts payable / accruals / other liabilities	(6,528)	(6,230)	(6,061)
Deployable cash	$23,636	$36,663	$42,111

Free Cash Flow

Free cash flow is calculated as cash flow from operations less purchase of property, equipment and intangible assets. Management believes this non-GAAP measure is useful to investors in understanding the cash generated within the current period for future use in operations. See the ‘Liquidity’ section below for explanations of cash sources and uses.

Free Cash Flow Reconciliation (in thousands)

	Three months ended March 31,
	2011	2010	$ Change
Cash flow from operations	$16,436	$33,171	(16,735)
Purchase of property, equipment and intangibles	(1,029)	(1,483)	454
Free cash flow	$15,407	$31,688	(16,281)

Liquidity and Capital Resources

Liquidity

Total assets at March 31, 2011 were $167.7 million, of which 53 percent, or $88.3 million, were cash, cash equivalents and short-term available-for-sale securities. At December 31, 2010, total assets were $128.6 million, of which 62 percent, or $79.4 million, were cash, cash equivalents and short-term available-for-sale securities.

Cash provided by operations was $16.4 million and $33.2 million during the three months ended March 31, 2011 and 2010, respectively. The $16.7 million decrease is primarily due to accelerated prepaid airline commitments made in an effort to avoid additional fuel surcharges coupled with lower current period earnings, partially offset by an increase in participant deposits.

Cash used in investing activities was $11.5 million and $13.9 million during the three months ended March 31, 2011 and 2010, respectively. This $2.4 million difference was primarily due to a net increase in cash provided by the sale of available-for-sale securities.

Cash used in financing activities was $6.4 million and $0.7 million during the three months ended March 31, 2011 and 2010, respectively. The net change in financing activities was a result of $5.3 million increase in cash used for the repurchase of our Common Stock and $0.3 million decrease in proceeds from the exercise of stock options.

Capital Resources

During the first three months of 2011, we had an unused line of credit in the amount of $20.0 million. In order to utilize this line of credit, we must comply with certain covenants, which include deployable cash greater than zero, tangible net worth greater than $40.0 million and net income after taxes for the current and previous three quarters of greater than $4.0 million. At March 31, 2011, we were in compliance with all covenants but there can be no assurance that we will be able to comply with all of the covenants in the future.

We continue to consider acquisitions of educational and travel businesses. An acquisition may require the use of cash and cash equivalents. Currently, there are no pending acquisitions and no assurance can be given that definitive agreements for any such acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to us.

We do not have any material capital expenditure commitments for 2011. Our business is not capital intensive and we believe that existing cash and cash equivalents and cash flows from operations will be sufficient to fund our anticipated operating needs and capital expenditures through 2011. For a more complete discussion of these and other contractual factors, please refer to our consolidated financial statements and the notes thereto included in our Annual Report Form 10-k filed on March 11, 2011.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We consider our policies associated with cash and cash equivalents, available-for-sale securities, valuation of goodwill and intangible assets, income taxes, foreign currency, revenue recognition, stock-based compensation and contingencies and litigation to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. There have been no significant changes to our critical accounting policies and methodologies as discussed in our Annual Report on Form 10-K filed on March 11, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change to market risk as discussed in ‘Market Risk,’ as part of Item 7, ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ in our Annual Report on Form 10-K filed on March 11, 2011.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of March 31, 2011, the end of the period covered by this report, our chief executive officer and chief financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our chief executive officer and principal accounting officer as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

In the three months ended March 31, 2011, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

The information contained in Note 9, “Commitments and Contingencies” to our consolidated financial statements is incorporated by reference.

Item 1A. Risk Factors

As of the date of this report, there have been no material changes to our risk factors, as discussed in Item 1A, ‘Risk Factors,’ contained in our Annual Report on Form 10-K filed on March 11, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On various dates between May 2004 and November 2008, our Board of Directors authorized the repurchase of up to an aggregate of $55.0 million of our Common Stock in the open market or through private transactions (the “Repurchase Plan”). The Repurchase Plan does not expire as of any particular date. During the quarter ended March 31, 2011, we repurchased 500,127 shares of our Common Stock for $5.4 million pursuant to the Repurchase Plan. Since inception and through March 31, 2011, we have repurchased approximately 3,564,000 shares of our Common Stock, adjusted to reflect the effect of a two-for-one stock split of our Common Stock, for an approximate total of $54.3 million. Through April 8, 2011, we repurchased 60,579 shares of our Common Stock for approximately $0.7 million, using the remaining amounts available under the plan.

Independent of the Repurchase Plan, during the first quarter of 2007, our Board of Directors approved a single repurchase of 1.2 million shares of our Common Stock for approximately $33.0 million.

The following is a summary of issuer purchases of equity securities during the quarter ended March 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Available for repurchase at December 31, 2010				$6,090,335
January 1 – January 31, 2011	186,219	$11.27	186,219	3,990,867
February 1 – February 28, 2011	69,429	11.31	69,429	3,205,801
March 1 – March 31, 2011	244,479	10.42	244,479	658,851
Total	500,127	$10.86	500,127	$658,851

Item 6. Exhibits

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASSADORS GROUP, INC.

Date: May 6, 2011	By:	/s/ JEFFREY D. THOMAS
Jeffrey D. Thomas
Chief Executive Officer

EXHIBIT INDEX

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002