Form 10-Q
period 2010-08-05
AMBASSADORS GROUP INC
filed 2011-08-05
CIK 1162315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to _______________.

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

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of July 25, 2011 was 17,703,567.

AMBASSADORS GROUP, INC.
FORM 10-Q QUARTERLY REPORT

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMBASSADORS GROUP, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of June 30, 2011 and December 31, 2010
(in thousands, except share and per share data)

	UNAUDITED	AUDITED
	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$5,617	$6,838
Available-for-sale securities and other	84,360	72,540
Foreign currency exchange contracts	1,608	1,864
Prepaid program costs and expenses	23,815	3,230
Accounts receivable	1,262	1,976
Total current assets	116,662	86,448
Property and equipment, net	27,104	27,625
Available-for-sale securities	719	1,250
Intangibles	3,361	3,367
Goodwill	9,781	9,781
Other long-term assets	89	85
Total assets	$157,716	$128,556

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$10,651	$5,954
Participants’ deposits	61,757	34,436
Deferred tax liability	290	668
Other liabilities	81	107
Total current liabilities	72,779	41,165
Deferred tax liability	1,218	1,353
Total liabilities	73,997	42,518

Commitments and Contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 shares authorized; 17,712,836 and 18,255,557 shares issued and outstanding, respectively	174	180
Retained earnings	82,383	84,825
Accumulated other comprehensive income	1,162	1,033
Stockholders’ equity	83,719	86,038
Total liabilities and stockholders’ equity	$157,716	$128,556

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three and six months ended June 30, 2011 and 2010
(in thousands, except per-share amounts)

	Six months ended		Three months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net revenue, non-directly delivered programs	$30,580	$31,236	$30,615	$31,033
Gross revenue, directly delivered programs	5,221	8,649	4,527	6,870
Gross revenue, internet and advertising	1,917	1,515	914	761
Total revenue	37,718	41,400	36,056	38,664
Cost of sales, directly delivered programs	3,565	5,081	3,079	4,048
Cost of sales, internet and advertising	262	217	129	107
Gross margin	33,891	36,102	32,848	34,509
Operating expenses:
Selling and marketing	19,534	18,383	9,439	8,981
General and administrative	8,503	7,106	4,120	3,412
Total operating expenses	28,037	25,489	13,559	12,393
Operating income	5,854	10,613	19,289	22,116
Other income (expense):
Interest and dividend income	751	874	416	463
Foreign currency and other income (expense)	171	(14)	(10)	-
Total other income	922	860	406	463
Income before income tax provision	6,776	11,473	19,695	22,579
Income tax provision	(2,074)	(3,779)	(6,264)	(7,396)
Net income	$4,702	$7,694	$13,431	$15,183

Weighted-average common shares outstanding - basic	17,841	19,112	17,672	19,187
Weighted-average common shares outstanding - diluted	18,010	19,346	17,824	19,410

Net income per share - basic	$0.26	$0.40	$0.76	$0.79
Net income per share - diluted	$0.26	$0.40	$0.75	$0.78

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the three and six months ended June 30, 2011 and 2010
(in thousands)

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Net income	4,702	7,694	13,431	15,183
Unrealized loss on foreign currency exchange contracts, net of income tax benefit of $95, $718, $536, and $462	(177)	(1,333)	(996)	(858)
Unrealized gain (loss) on available-for-sale securities, net of income tax (provision) benefit of ($165), $174, ($183) and $64	306	(324)	339	(118)
Comprehensive income	$4,831	$6,037	$12,774	$14,207

The accompanying notes are an integral part of the consolidated financial statements.

 AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended June 30, 2011 and 2010
(dollars in thousands)

	2011	2010
Cash flows from operating activities:
Net income	$4,702	$7,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,364	2,341
Stock-based compensation	938	1,023
Deferred income tax benefit	(582)	(300)
Gain on foreign currency exchange contracts	(20)	-
Loss on disposition of property and equipment	66	266
Excess tax benefit from stock-based compensation	(15)	(125)
Change in assets and liabilities:
Accounts receivable and other assets	714	820
Prepaid program costs and expenses	(20,585)	(23,022)
Accounts payable, accrued expenses, and other current liabilities	4,792	8,975
Participants’ deposits	27,321	35,845
Net cash provided by operating activities	19,695	33,517

Cash flows from investing activities:
Purchase of available for sale securities	(47,881)	(52,814)
Proceeds from sale of available-for-sale securities	37,142	25,847
Purchase and construction of property and equipment	(1,895)	(2,498)
Proceeds from sale of property and equipment	19	-
Purchase of intangibles	(213)	(474)
Net cash used in investing activities	(12,828)	(29,939)

Cash flows from financing activities:
Repurchase of Common Stock	(6,091)	(1,791)
Dividend payment to shareholders	(2,143)	(2,314)
Proceeds from exercise of stock options	131	389
Excess tax benefit from stock-based compensation	15	125
Net cash used in financing activities	(8,088)	(3,591)

Net decrease in cash and cash equivalents	(1,221)	(13)
Cash and cash equivalents, beginning of period	6,838	7,656
Cash and cash equivalents, end of period	$5,617	$7,643

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being materially misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not indicative of the results that may be expected for the year ending December 31, 2011.

For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Certain reclassifications from 2010 amounts have been made to conform to the three and six months ended June 30, 2011 financial statement presentation with no effect on previously reported net income, retained earnings, or cash flow from operations.

3. Investments and Fair Value Measurements

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, we consider the principal or most advantageous market, and we consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance.

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

The following tables detail the amortized cost, unrealized gains (losses) and fair value of available-for-sale securities by contractual maturity at June 30, 2011 and December 31, 2010 (in thousands):

				Classification on Balance Sheet

June 30, 2011	Amortized Cost	Unrealized Gains (Losses)	Aggregate Fair Value	Cash and cash equivalents	Short-term available-for- sale securities	Long-term available-for- sale securities
Auction rate securities (“ARS”), less than one year	$600	$(69)	$531	$-	$-	$-
ARS, greater than one year	1,000	(281)	719	-	531	719
Money market funds, ninety days or less	3,375	-	3,375	3,375	-	-
Municipal securities1
One year or less	282	(0)	282	-	282	-
After one year through three years	52,456	60	52,516	-	52,516	-
Greater than three years through five years	30,537	494	31,031	-	31,031	-
Total	$88,250	$204	$88,454	$3,375	$84,360	$719

				Classification on Balance Sheet

December 31, 2010	Amortized Cost	Unrealized Gains (Losses)	Aggregate Fair Value	Cash and cash equivalents	Short-term available-for-sale securities	Long-term available-for-sale securities
ARS, greater than one year	$1,600	$(350)	$1,250	$-	$-	$1,250
Money market funds, ninety days or less	2,076	-	2,076	2,076	-	-
Municipal securities1
One year or less	17,081	(19)	17,062	-	17,062	-
After one year through three years	53,334	59	53,393	-	53,393	-
Greater than three years through five years	2,041	44	2,085	-	2,085	-
Total	$76,132	$(266)	$75,866	$2,076	$72,540	$1,250

1Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at June 30, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
June 30, 2011	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Losses on Impairment
Financial assets:
ARS	$1,250	$-	$-	$1,250	$-
Money market funds	3,375	3,375	-	-	-
Municipal securities1	83,829	83,829	-	-	-
Foreign currency exchange contracts	1,669	-	1,669	-	-
Total financial assets	$90,123	$87,204	$1,669	$1,250	$-
Financial liabilities:
Foreign currency exchange contracts	57	-	57	-	-
Total financial liabilities	$57	$-	$57	$-	$-

		Fair Value Measurements at Reporting Date Using
December 31, 2010	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Losses on Impairment
Financial assets:
ARS	$1,250	$-	$-	$1,250	$-
Money market funds	2,076	2,076	-	-	-
Municipal securities1	72,540	72,540	-	-	-
Foreign currency exchange contracts	1,974	-	1,974	-	-
Total financial assets	$77,840	$74,616	$1,974	$1,250	$-
Financial liabilities:
Foreign currency exchange contracts	110	-	110	-	-
Total financial liabilities	$110	$-	$110	$-	$-

Non-financial assets:
Property and equipment	165	-	165	-	0.8
Total non-financial assets	$165	$-	$165	$-	$0.8

1 At June 30, 2011 and December 31, 2010, municipal securities consisted of a 72/28 split between municipal revenue bonds and municipal general obligation bonds, respectively. In addition, the underlying credit rating of the municipal securities at June 30, 2011 and December 31, 2010 were A+, A1 or better as defined by S&P 500 and Moody’s.

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

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents a reconciliation for the six months ended June 30, 2011 and 2010, of assets measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Beginning balance	$1,250	$1,397	$1,249	$1,248
Total realized / unrealized losses:
Included in earnings	-	-	-	-
Included in OCI	-	(150)	1	(1)
Purchases, sales, issuances, and settlements, net	-	-	-	-
Transfers into Level 3, net	-	-	-	-
Ending balance	$1,250	$1,247	$1,250	$1,247

The credit markets have experienced uncertainty and some of this uncertainty has impacted and may continue to impact the markets where our ARS would be offered. During the six months ended June 30, 2011, we experienced two failed ARS auctions, representing principal of $1.6 million for the two ARS we own. At June 30, 2011, one ARS was classified in short term available-for-sale securities because of the high probability its July 1, 2011 auction would be successful. The investment was sold at par of $0.6 million on July 1, 2011. The remaining ARS continues to be classified as a long-term asset due to the high probability that the ARS may fail in future auctions. We have determined that there is no other-than-temporary impairment on this security, since we do not intend and are not required to sell this security before we have recovered the amortized cost basis and there has been no further deterioration of the credit rating of this investment. We will continue to reassess the liquidity in future reporting periods based on several factors, including the success or failure of future auctions, possible failure of the investment to be redeemed, deterioration of the credit rating of the investment, market risk and other factors.

In determining the fair value of bond and ARS investments, we consider the individual ratings of each bond and ARS held. With regard to bonds, we consider the following: the underlying rating of the issuer irrespective of the insurance; the performance of the issuer; the term of the bond; and the quality of bond insurance provided by the rating of the bond insurer. With regard to ARS, we consider the underlying credit quality of student loan portfolios and federal government backing of its collateral as a basis of its valuation. At the reporting dates and in the future, we recognize that these investments are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by the current global financial environment. The fair value of these investments accordingly will continue to change, and we will continue to evaluate their carrying values.

4. Derivative Financial Instruments

The majority of our travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in exchange rates between those currencies and the U.S. dollar. To mitigate this risk, we use forward contracts to acquire foreign currency at a fixed price to pay vendors during a specified period of time. All of the derivatives are cash flow hedges, and at June 30, 2011, the majority of the contracts qualified for cash flow hedge accounting.

The majority of our derivative instruments are designated and qualify as a cash flow hedge and the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period during which the hedged transaction is recognized in earnings, which is typically when our student travel programs occur during the second and third quarters of the year.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

At June 30, 2011, the following forward contracts were outstanding (in thousands):

	Amount	Matures
Forward contracts:
Australian dollar	5,530	July 2011 - July 2012
British pound	3,800	July 2011 - July 2012
Euro	13,765	July 2011 - July 2012
Japanese yen	-	July 2011
New Zealand dollar	125	July 2011 - August 2011

The fair values of derivatives are as follows (in thousands):
	June 30, 2011

	Derivates designated as hedging instruments		Derivatives not designated as hedging instruments		Total Net
	Assets	Liabilities	Assets	Liabilities	Assets
Forward contracts	$1,644	$51	$26	$6	$1,612

	December 31, 2010

	Derivates designated as hedging instruments		Derivatives not designated as hedging instruments		Total Net
	Assets	Liabilities	Assets	Liabilities	Assets
Forward contracts	$1,974	$110	$-	$-	$1,864

The net asset derivatives at June 30, 2011 and December 31, 2010 are reported in the balance sheet as current ‘foreign currency exchange contracts’ and ‘other long-term assets’.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the net gain (loss) recognized in OCI and the gain (loss) reclassified from AOCI into the income statment for derivatives designated as hedging instruments (and their loctions) (in thousands):

	Gain (loss) recognized in OCI (effective portion)		Location of gain (loss) reclassed from AOCI (effective portion)	Gain (loss) reclassed from AOCI (effective portion)
	Six months ended June 30,			Six months ended June 30,
	2011	2010		2011	2010
Forward contracts	$(177)	$(1,333)	Net revenue, non-directly delivered programs	$1,559	$(269)
	Three months ended June 30,			Three months ended June 30,
	2011	2010		2011	2010
Forward contracts	$(996)	$(858)	Net revenue, non-directly delivered programs	$1,559	$(269)

Unrealized gains on forward contracts recorded in AOCI at June 30, 2011, which are expected to be reclassified to net revenue during the next 12 months, was approximately $1.0 million. This amount was computed using the fair value of the cash flow hedges at June 30, 2011, and will change before actual reclassification from AOCI to net revenue during the three and six months ended June 30, 2012.

For the three and six months ended June 30, 2011 and 2010, the amount of gains recognized in the income statement for derivatives not designated as hedging instruments (and their locations) are as follows (in thousands):

		Amount of Gain
Derivative not designated as hedging instruments	Location of Gain Recognized in Income on Derivative	Three & Six months ended June 30, 2011	Three & Six months ended June 30, 2010
Forward contracts	Foreign currency and other expense	$183	$-

We do not typically enter into derivatives that are not designated as hedging instruments. Our policy is to achieve a position of being 80 to 100 percent hedged for our forecasted cash flow needs for the following year. During the six months ended June 30, 2011, we recognized a gain of $0.2 million as a result of the de-designation of our Japanese yen forward contracts associated vendor payments for 2011 summer travel. Due to the catastrophic events that have occurred, management has suspended all 2011 travel programs to Japan and has re-routed the majority of these delegates to other destinations throughout the world.

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

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. Option valuation models require the input of estimate based on management assumptions, particularly expected term, stock price volatility, and forfeiture rate. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience. Our employee stock options do not trade on a secondary exchange; therefore, employees do not derive benefit from holding stock options unless there is an appreciation in the market price of our stock above the exercise price. Such an increase in stock price would benefit all shareholders commensurately.

For grants in the three and six months ended June 30, 2011 and 2010, we used the following weighted-average assumptions to determine the fair value of the grants:

	Six months ended		Six months ended		Three months ended		Three months ended
	June 30, 2011		June 30, 2010		June 30, 2011		June 30, 2010
Expected dividend yield	2.16%		1.89%		2.17%		1.82%
Expected stock price volatility	62.01%		61.22%		63.60%		54.60%
Risk-free interest rate	1.95%		2.30%		1.89%		2.27%
Expected life of options	5.27	Years	5.95	Years	4.75	Years	8.25	Years
Estimated fair value per option granted	$4.69		$5.64		$4.59		$6.06

The dividend yield is based on expected annual cash dividends paid to our shareholders. Expected stock price volatility is based on historical volatility of our stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Additionally, an annualized forfeiture rate of 9.69 percent is used as a best estimate of future forfeitures based on our historical forfeiture experience. The stock-based compensation expense will be adjusted in later periods if the actual forfeiture rate is different from the estimate.

Total stock-based compensation expense recognized in the consolidated statement of operations for the quarter ended June 30, 2011 was $0.4 million before income taxes. Of the total stock-based compensation expense during the quarter, stock option expense was $0.2 million, restricted stock award expense was $0.2 million, and the related total deferred tax benefit was $0.1 million. Total stock-based compensation expense recognized in the consolidated statement of operations for the six months ended June 30, 2011 was $0.9 million before income taxes. Of the total stock-based compensation expense during 2011 year to date, stock option expense was $0.5 million, restricted stock award expense was $0.4 million, and the related total deferred tax benefit was $0.3 million.

The following table presents information about restricted stock awards and options to purchase shares of Common Stock as of June 30, 2011:

	Options and Awards Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Restricted Stock Awards
$0.00	328,213	2.18	N/A	N/A	N/A
Stock Options
$3.47 - 6.93	431,588	0.67	$6.00	431,588	$6.00
6.94 - 10.39	308,079	5.90	9.22	187,444	9.26
10.40 - 13.86	546,031	8.61	11.49	92,686	11.82
13.87 - 17.32	294,927	4.83	16.88	257,777	16.84
17.33 - 20.79	10,534	5.98	18.41	8,244	18.41
20.80 - 24.25	16,000	4.12	21.09	16,000	21.09
24.26 - 27.72	194,146	4.57	27.10	194,146	27.10
27.73 - 31.18	9,895	4.78	29.28	9,895	29.28
31.19 - 34.65	6,922	5.23	34.65	6,922	34.65
Total Stock Options	1,818,122	5.13	$12.65	1,204,702	$13.32
Combined	2,146,335	4.68	$12.65	1,204,702	$13.32

The aggregate intrinsic value of outstanding stock options and restricted stock was $4.2 million and the aggregate intrinsic value of exercisable stock options and restricted stock was $1.3 million at June 30, 2011, before applicable income taxes, based on our $8.83 closing stock price at June 30, 2011. This intrinsic value would have been realized by the holders of such restricted stock and options had all restricted stock been vested and all stock options been exercised on that date. As of June 30, 2011, total unrecognized stock-based compensation expense related to non-vested stock options and non-vested restricted stock awards was approximately $4.5 million, which is expected to be recognized over approximately 3.9 years. During the quarter ended June 30, 2011, the total intrinsic value of stock options exercised was $0.1 million, and the total fair value of options which vested was $0.1 million. During the six months ended June 30, 2011, the total intrinsic value of stock options exercised was $0.1 million and the total fair value of options which vested was $0.2 million. During the quarter ended and six months ended June 30, 2011, the total fair value of restricted stock awards which vested was $0.1 million.

Restricted stock and stock option transactions during the six months ended June 30, 2011 were as follows:

	Restricted Stock Awarded	Weighted- Average Grant Date Fair Value	Stock Options	Weighted- Average Exercise Price
Balance at December 31, 2010	337,918	$11.83	1,851,851	$12.64
Granted	17,263	10.12	37,515	10.12
Forfeited	(19,760)	12.04	(50,762)	12.81
Vested	(7,208)	12.14	N/A	N/A
Exercised	N/A	N/A	(20,482)	6.37
Balance at June 30, 2011	328,213	$11.72	1,818,122	$12.65

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Net Income and Dividends per Share

The following table presents a reconciliation of basic and diluted loss per share (“EPS”) using the two-class method (in thousands, except per-share amounts):

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Numerator:
Net income	$4,702	$7,694	$13,431	$15,183

Denominator:
Weighted-average shares outstanding	17,513	18,849	17,344	18,924
Effect of unvested restricted stock awards considered participating securities	328	263	328	263
Weighted-average shares outstanding – basic	17,841	19,112	17,672	19,187
Effect of dilutive common stock options	169	234	152	223
Weighted-average shares outstanding – diluted	18,010	19,346	17,824	19,410

Net income per share – basic	$0.26	$0.40	$0.76	$0.79

Net income per share – diluted	$0.26	$0.40	$0.75	$0.78

Cash dividends declared per share	$0.12	$0.12	$0.06	$0.06

Stock options excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive	1,105,954	811,500	1,201,527	814,300

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

Ambassador Programs and Others’ gross margin is comprised of gross revenue less direct program costs, including accommodations, transportation, speakers, facilitators, and event costs. BookRags’ gross margin is comprised of content and subscription and advertising revenues via www.BookRags.com, less amortization of intangible assets directly associated with sales.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment information for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Six months ended June 30, 2011			Six months ended June 30, 2010

	Ambassador Programs and Other (1)	BookRags	Consolidated	Ambassador Programs and Other (1)	BookRags	Consolidated
Total revenue	$35,801	$1,917	$37,718	$39,885	$1,515	$41,400
Gross margin	$32,236	$1,655	$33,891	$34,804	$1,298	$36,102
Depreciation and amortization	$2,124	$240	$2,364	$2,139	$202	$2,341
Operating income	$5,219	$635	$5,854	$10,055	$558	$10,613
Income tax provision	$1,874	$200	$2,074	$3,597	$182	$3,779
Net income	$4,246	$456	$4,702	$7,317	$377	$7,694
Total additions to property, plant, and equipment	$1,767	$128	$1,895	$2,498	$-	$2,498
Total additions to goodwill and intangible assets	$-	$213	$213	$-	$3,344	$3,344
Intangible assets, excluding goodwill	$-	$3,361	$3,361	$-	$3,107	$3,107
Total assets	$142,278	$15,438	$157,716	$164,225	$14,966	$179,191

	Three months ended June 30, 2011			Three months ended June 30, 2010

	Ambassador Programs and Other (1)	BookRags	Consolidated	Ambassador Programs and Other (1)	BookRags	Consolidated
Total revenue	$35,142	$914	$36,056	$37,903	$761	$38,664
Gross margin	$32,063	$785	$32,848	$33,855	$654	$34,509
Depreciation and amortization	$1,090	$121	$1,211	$1,102	$104	$1,206
Operating income	$19,032	$257	$19,289	$21,863	$253	$22,116
Income tax provision	$6,189	$75	$6,264	$7,313	$83	$7,396
Net income	$13,237	$194	$13,431	$15,012	$171	$15,183

(1)	Ambassador Programs and Other include all travel programs offered by Ambassador Programs and World Adventures Unlimited as well as corporate overhead.

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

8. Supplemental Disclosures of Consolidated Statements of Cash Flows

Our non-cash investing and financing activities during the six months ended June 30, 2011 and 2010, were as follows (in thousands):

	June 30, 2011	June 30, 2010
Unrealized loss on foreign currency exchange contracts	$(276)	$(2,051)
Unrealized gain (loss) on available-for-sale securities	$471	$(498)
Purchase of property and equipment	$(106)	$(274)
Purchase price allocation for goodwill	$-	$(2,870)
Repurchase of common stock	$-	$640

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.  Commitments and Contingencies

On July 14, 2009, a securities class action was filed against us and certain of our executive officers on behalf of all persons or entities who purchased our Common Stock between February 8, 2007 and October 23, 2007, in the United States District Court for the Eastern District of Washington. On March 11, 2010, we, and certain of our executive officers, moved to dismiss the class action. On June 2, 2010, the Court issued an order denying these motions to dismiss.  The current amended complaint alleges that the defendants violated federal securities laws by making untrue statements of material fact and/or omitting to state material facts, thereby artificially inflating the price of our Common Stock.  On March 17, 2011, the Class was certified for persons who purchased our Common Stock between July 24, 2007 and October 23, 2007. The parties had commenced discovery when, on April 14, 2011, an agreement was reached to settle the action following a mediation before a retired federal judge.  Under the terms of the settlement, our insurance carriers have agreed to pay the settlement amount of $7.5 million, in complete settlement of all claims, without any admission of wrongdoing or liability by the Company or any party in the action. Throughout the litigation, the Company and the individual defendants have denied, and continue to deny, the allegations made against them. We agreed with the insurance carriers to settle the action on these terms, because it was in the best interests of the Company to avoid the burdens, risk, uncertainties and expense that would be inherent in continued litigation. The settlement agreement, which includes a release for all defendants and other provisions common in such agreements, was submitted to the Court on July 13, 2011 for preliminary approval, which will then be followed by notice to all class members. Whether or not the settlement receives final court approval depends on various factors, including but not limited to the number of and reasons for any potential objections to the settlement or the number of class members excluding themselves from the class action settlement. The settlement will be subject to final Court approval following a public hearing. As the settlement is covered by the Company’s insurance carrier, the settlement is not expected to have a material adverse effect on our business, financial condition or results of operations.

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

Under our Bylaws, our directors and officers have certain rights to indemnification by us against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which covers certain liabilities arising from our obligation to indemnify our directors and officers and former directors in certain circumstances. No material indemnification liabilities were accrued at June 30, 2011.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In May 2011, the FASB issued new accounting guidance that provides a consistent definition of fair value and common requirements of and disclosure about fair value between GAAP and International Financial Reporting Standards (“IFRS”). The guidance states the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets. Enhanced disclosure requirements will require companies to disclose quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements for recurring Level 3 fair value measurements. For assets and liabilities not recorded at fair value but where fair value is disclosed, companies must report the level in the fair value hierarchy of assets and liabilities. This new guidance is effective for interim and annual periods beginning January 1, 2012, and we do not anticipate a material impact on our consolidated financial statements.

In June 2011, the FASB issued a new accounting standard to make the presentation of items within OCI more prominent. The new standard will require companies to present items of net income, items of OCI and total comprehensive income in one continuous statement or two separate consecutive statements, and companies will no longer be allowed to present items of OCI in the statement of stockholders’ equity. Reclassification adjustments between OCI and net income will be presented separately on the face of the financial statements. This new standard is effective as of the beginning of the fiscal year beginning January 1, 2012, and we do not anticipate a material impact on our consolidated financial statements.

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

Our focus in 2011 is growing our business while strategically managing costs. We continue to strive for growth through traditional program offerings, exploring new program offerings, and developing our direct advertising revenue channel through BookRags. We intend to deliver on these strategies through maximizing our marketing campaigns with the assistance of our third-party vendors, enhancing retention efforts, and directing efforts to innovation, quality, customer service, and financial discipline. Our core product line, Student Ambassador Programs, has experienced modest growth in 2011 for the first time since 2007. We believe this trend is a positive sign that our marketing efforts are gradually gaining momentum during the ongoing economic challenges we face regarding  consumer’s discretionary spending decisions. Our other traditional program offerings have continued to decline, which is having a negative impact on our overall results. We are working to address the trend with these products through implementing leadership changes and performing additional market research to determine next steps recognizing lead time and market conditions. We continue to develop our endeavor with Discovery Student Adventures and are experiencing growth, although in terms of the number of travelers, Discovery continues to be immaterial to our overall results. The BookRags segment continues to deliver year-over-year revenue growth at a high margin, has positive cash flow, and is developing new revenue channels.

Second quarter 2011 overview:
•	Total reported revenue of $36.1 million compared to $38.7 million in second quarter last year.
•	Net income of $13.4 million, or $0.75 per diluted share compared to $15.2 million, or $0.78 per diluted share, in second quarter last year.
•	Gross margin of 37.7 percent compared to 41.5 percent in second quarter of last year.
•	Total delegates travelled of 13,262 compared to 13,396 in second quarter of last year.
•	Repurchased approximately 60,000 shares of common stock for $0.7 million during the second quarter and paid quarterly dividend of $0.06 per share.
•	The Company’s board of directors authorized a $15.0 million increase in the funds which may be spent under the Company's stock repurchase plan.

Our focal points for the remainder of 2011 continue to include the following:
•
Increase enrollments for future travel seasons through an integrated sales and marketing model as we incorporate enhanced benefits of outsourcing our print and production processes and leverage our current cost structure.

•	Address declines in our smaller traditional product offerings through implementing leadership changes and performing additional market research to determine the next steps.
•
Continue to improve retention of current enrollments through improving the delegate experience, educating delegates and teachers about activities to pay their way, and maintaining the customer’s emotional excitement between enrollment and travel.

•	Improve consolidated operating margin through steady revenue growth, leverage of fixed cost structure, and responsible deployment of variable operating expenses.
•	Maintain and improve upon our high quality of product delivery and increase our Net Promoter customer satisfaction ratings received on our travel programs.
•	Maximize capital allocation strategies and shareholder return.

Our business is highly seasonal and our operating results depend primarily on the revenue we earn from our travel programs and costs associated with providing these programs. Expenses associated with the majority of our sales and marketing efforts made to attract delegates are incurred during the third and fourth quarter; the revenue associated with these efforts is recognized in the second and third quarters of the following fiscal year. The timing of both our marketing efforts and the associated revenue and the cross over between fiscal years is an important component to keep in mind as you review our financial statements.

Results of Operations

The following table sets forth the consolidated financial results for the periods indicated:

Comparison of the Six months ended June 30, 2011 to the Six months ended June 30, 2010

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
Total revenue	$37,718	$41,400	$(3,682)	-9%
Cost of goods sold	3,827	5,298	(1,471)	-28%
Gross margin	33,891	36,102	(2,211)	-6%
Selling and marketing expenses	19,534	18,383	1,151	6%
General and administrative expenses	8,503	7,106	1,397	20%
Operating income	5,854	10,613	(4,759)	-45%
Other income	922	860	62	7%
Income before income tax provision	6,776	11,473	(4,697)	-41%
Income tax provision	(2,074)	(3,779)	1,705	-45%
Net income	$4,702	$7,694	$(2,992)	-39%

During the six months ended June 30, 2011, we traveled 13,582 delegates compared to 14,199 delegates traveled during the same period in 2010. Total revenue decline of 9 percent is due to the decrease in delegates traveled and resulting travel-related revenue, which is partially offset by a 27 percent increase in internet content and advertising revenue related to BookRags. BookRags reported total revenue and gross margin for the six months ended June 30, 2011 of $1.9 million and $1.7 million, respectively. For the comparable period in 2010, BookRags reported $1.5 million and $1.3 million in total revenue and gross margin, respectively.

Selling and marketing expenses increased $1.2 million year over year primarily due to the fully burdened cost associated with third party outsourcing of the print and production portion of our marketing campaigns as well as accelerated timing of certain components of our mail campaigns.

General and administrative expenses increased $1.4 million in the six months ended June 30, 2011 as compared to the same period in 2010. The increase is due to a $1.0 million increase in legal expenses, a $0.4 million increase in personnel costs related to filling open positions compared to the same period in 2010.

The increase in other income is due to a $0.2 million foreign currency de-designation gain relating to exiting positions on Japanese yen contracts, offset by a $0.1 million decrease in interest income resulting from the lower cash balance during the first six months of 2011 as compared to the same period of 2010.

For the six months ended June 30, 2011 and 2010, the income tax provision has been recorded based on a 30.6 percent and 32.9 percent estimated annual effective income tax rate applied to the pre-tax income, respectively. The difference from the statutory rate of 35 percent is primarily due to tax exempt interest income earned during the periods.

Comparison of the Three months ended June 30, 2011 to the Three months ended June 30, 2010

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
Total revenue	$36,056	$38,664	$(2,608)	-7%
Cost of goods sold	3,208	4,155	(947)	-23%
Gross margin	32,848	34,509	(1,661)	-5%
Selling and marketing expenses	9,439	8,981	458	5%
General and administrative expenses	4,120	3,412	708	21%
Operating income	19,289	22,116	(2,827)	-13%
Other income	406	463	(57)	-12%
Income before income tax provision	19,695	22,579	(2,884)	-13%
Income tax provision	(6,264)	(7,396)	1,132	-15%
Net income	$13,431	$15,183	$(1,752)	-12%

During the three months ended June 30, 2011, we traveled 13,262 delegates compared to 13,396 delegates traveled during the same period in 2010. During the quarter, we had a 7 percent increase in delegates traveling on the core Students Ambassador Programs and a modest increase in delegates traveling on the Citizens Ambassadors Programs partially related to timing of travel. This increase was offset by an expected reduction in delegates traveling on the Company’s Leadership Ambassador Programs. Total revenue declined 7 percent due to the decrease in delegates traveled and resulting travel-related revenue partially offset by a 20 percent increase in internet content and advertising revenue related to BookRags. BookRags reported total revenue and gross margin for the three months ended June 30, 2011 of $0.9 million and $0.8 million, respectively. For the comparable period in 2010, BookRags reported $0.8 million and $0.7 million in total revenue and gross margin, respectively.

Selling and marketing expenses increased $0.5 million quarter over quarter due to a $0.7 million increase to a fully burdened cost associated with third party outsourcing of the print and production portion of our marketing campaigns and integrated marketing efforts, offset by a decline of $0.2 million in personnel costs.

General and administrative expenses increased $0.7 million in the second quarter of 2011 as compared to the same period in 2010. The change is due to a $0.6 million increase in legal expenses and a $0.1 million increase related to general personnel costs.

The decrease in other income is due to a decline in interest income resulting from the lower cash balance during the three months ended June 30, 2011 as compared to the same period of 2010.

For the three months ended June 30, 2011 and 2010, the income tax provision has been recorded based on a 31.8 percent and 32.8 percent estimated annual effective income tax rate applied to the pre-tax income, respectively. The difference from the statutory rate of 35 percent is primarily due to tax exempt interest income earned during the periods.

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

Ambassador Programs and Others’ gross margin is comprised of gross revenue less direct program costs, including air, accommodation, transportation, speakers, facilitators, and event costs. BookRags’ gross margin is comprised of content, subscription, and advertising revenues via www.BookRags.com, less amortization of intangible assets directly associated with sales.

Segment results of operations for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Six months ended June 30, 2011			Six months ended June 30, 2010

	Ambassador Programs and Other (1)	BookRags	Consolidated	Ambassador Programs and Other (1)	BookRags	Consolidated
Total revenue	$35,801	$1,917	$37,718	$39,885	$1,515	$41,400
Cost of goods sold	3,565	262	3,827	5,081	217	5,298
Gross margin	32,236	1,655	33,891	34,804	1,298	36,102
Selling and marketing expenses	18,886	648	19,534	17,955	428	18,383
General and administrative expenses	8,131	372	8,503	6,794	312	7,106
Operating income	5,219	635	5,854	10,055	558	10,613
Other income	901	21	922	859	1	860
Income before income tax provision	6,120	656	6,776	10,914	559	11,473
Income tax provision	(1,874)	(200)	(2,074)	(3,597)	(182)	(3,779)
Net income	$4,246	$456	$4,702	$7,317	$377	$7,694

	Three months ended June 30, 2011			Three months ended June 30, 2010

	Ambassador Programs and Other (1)	BookRags	Consolidated	Ambassador Programs and Other (1)	BookRags	Consolidated
Total revenue	$35,142	$914	$36,056	$37,903	$761	$38,664
Cost of goods sold	3,079	129	3,208	4,048	107	4,155
Gross margin	32,063	785	32,848	33,855	654	34,509
Selling and marketing expenses	9,081	358	9,439	8,772	209	8,981
General and administrative expenses	3,950	170	4,120	3,220	192	3,412
Operating income	19,032	257	19,289	21,863	253	22,116
Other income	394	12	406	462	1	463
Income before income tax provision	19,426	269	19,695	22,325	254	22,579
Income tax provision	(6,189)	(75)	(6,264)	(7,313)	(83)	(7,396)
Net income	$13,237	$194	$13,431	$15,012	$171	$15,183

(1)	Ambassador Programs and Other include all travel programs offered by Ambassador Programs and World Adventures Unlimited as well as corporate overhead.

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

2011 Net Enrollments

Net enrollments consist of all participants traveled year to date plus those actively enrolled for future travel. As of July 24, 2011, we had 24,007 net enrolled participants for our 2011 travel programs, down 5 percent compared to 26,826 net enrolled participants as of the same date last year for our 2010 travel programs. Net enrollments for our core product, Student Ambassadors, are up 5 percent compared to the same date one year ago, however they do not offset a significant decline in our Leadership and Citizen Ambassador Programs. We continue to take additional steps to retain net enrollments for 2011 travel through focus on improving the delegate experience, educating delegates regarding activities to pay their way and offering new insurance options. However, there can be no assurances that any of these efforts will have any success, and if so, to what extent. This non-GAAP measure relates to our travel programs only and does not include anticipated revenue for BookRags.

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

Deployable Cash Reconciliation (in thousands)

	June 30,		December 31,
	2011	2010	2010
Cash, cash equivalents and short-term available-for-sale securities	$89,977	$107,815	$79,378
Prepaid program cost and expenses	23,815	26,196	3,230
Less: Participants’ deposits	(61,757)	(66,982)	(34,436)
Less: Accounts payable / accruals / other liabilities	(10,732)	(14,516)	(6,061)
Deployable cash	$41,303	$52,513	$42,111

Free Cash Flow

Free cash flow is calculated as cash flow from operations less purchase of property, equipment and intangible assets. Management believes this non-GAAP measure is useful to investors in understanding the cash generated within the current period for future use in operations. See the ‘Liquidity’ section below for explanations of cash sources and uses.

Free Cash Flow Reconciliation (in thousands)

	Six months ended June 30,
	2011	2010	$ Change
Cash flow from operations	$19,695	$33,517	(13,822)
Purchase of property, equipment and intangibles	(2,108)	(2,972)	864
Free cash flow	$17,587	$30,545	(12,958)

Liquidity and Capital Resources

Liquidity

Total assets at June 30, 2011 were $157.7 million, of which 57 percent, or $90.0 million, were cash, cash equivalents and short-term available-for-sale securities. At December 31, 2010, total assets were $128.6 million, of which 62 percent, or $79.4 million, were cash, cash equivalents and short-term available-for-sale securities.

Cash provided by operations was $19.7 million and $33.5 million during the six months ended June 30, 2011 and 2010, respectively. The $13.8 million decrease is primarily due to a decline in participant deposits of $8.5 million, accounts payable and accrued expenses of $4.2 million and current period earnings of $3.0 million, offset by an increase in cash from prepaid program expenses of $2.4 million. All variances are mainly driven by a decline in delegates traveling in 2011 compared to 2010.

Cash used in investing activities was $12.8 million and $29.9 million during the six months ended June 30, 2011 and 2010, respectively. This $17.1 million difference was primarily due to a net increase in cash provided by the sale of available-for-sale securities.

Cash used in financing activities was $8.1 million and $3.6 million during the six months ended June 30, 2011 and 2010, respectively. The net change in financing activities was a result of $4.3 million increase in cash used for the repurchase of our Common Stock coupled with a $0.3 million decrease in proceeds from the exercise of stock options.

Capital Resources

As discussed in our current report on Form 8-k filed on May 31, 2011, we renewed our unsecured revolving line of credit with Wells Fargo. During the first six months of 2011, we had an unused line of credit in the amount of $20.0 million. In order to utilize this line of credit, we must comply with certain covenants, which include deployable cash greater than zero, tangible net worth greater than $50.0 million and net income after taxes for the current and previous three quarters of greater than $4.0 million. At June 30, 2011, we were in compliance with all covenants but there can be no assurance that we will be able to comply with all of the covenants in the future.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of June 30, 2011, the end of the period covered by this report, our chief executive officer and chief financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our chief executive officer and principal accounting officer as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

In the three months ended June 30, 2011, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On various dates between May 2004 and November 2008, our Board of Directors authorized the repurchase of up to an aggregate of $55.0 million of our Common Stock in the open market or through private transactions (the “Repurchase Plan”). At a Board meeting on May 12, 2011, our Board of Directors increased the authorized Repurchase Plan to $70.0 million. The Repurchase Plan does not expire as of any particular date. During the quarter ended June 30, 2011, we repurchased 60,579 shares of our Common Stock for $0.7 million pursuant to the Repurchase Plan. Since inception and through June 30, 2011, we have repurchased approximately 3,624,000 shares of our Common Stock, adjusted to reflect the effect of a two-for-one stock split of our Common Stock, for an approximate total of $55.0 million.

Independent of the Repurchase Plan, during the first quarter of 2007, our Board of Directors approved a single repurchase of 1.2 million shares of our Common Stock for approximately $33.0 million.

The following is a summary of issuer purchases of equity securities during the quarter ended June 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Available for repurchase at June 30, 2011				$658,851
April 1 – April 30, 2011	60,579	$10.88	60,579	7
May 1 – May 31, 2011	—	—	—	15,000,007
June 1 – June 30, 2011	—	—	—	15,000,007
Total	60,579	$10.88	60,579	$15,000,007

Item 6. Exhibits

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASSADORS GROUP, INC.

Date: August 5, 2011	By:	/s/ JEFFREY D. THOMAS
Jeffrey D. Thomas
Chief Executive Officer

EXHIBIT INDEX

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002