Form 10-Q
period 2011-09-30
AMBASSADORS GROUP INC
filed 2011-11-07
CIK 1162315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ________________ .

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

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of  November 2, 2011 was 17,492,719.

AMBASSADORS GROUP, INC.
FORM 10-Q QUARTERLY REPORT

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMBASSADORS GROUP, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of September 30, 2011 and December 31, 2010
(in thousands, except share and per share data)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$5,217	$6,838
Available-for-sale securities and other	47,398	72,540
Foreign currency exchange contracts	-	1,864
Prepaid program costs and expenses	13,946	3,230
Accounts receivable	1,140	1,976
Deferred tax assets	597	-
Total current assets	68,298	86,448
Property and equipment, net	26,652	27,625
Available-for-sale securities	703	1,250
Intangibles	3,398	3,367
Goodwill	9,781	9,781
Other long-term assets	85	85
Total assets	$108,917	$128,556

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$11,375	$5,954
Participants’ deposits	9,014	34,436
Foreign currency exchange contracts	1,225	-
Deferred tax liability	-	668
Other liabilities	105	107
Total current liabilities	21,719	41,165
Deferred tax liability	1,177	1,353
Total liabilities	22,896	42,518

Commitments and Contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 shares authorized; 17,495,344 and 18,255,557 shares issued and outstanding, respectively	172	180
Retained earnings	86,343	84,825
Accumulated other comprehensive income (loss)	(494)	1,033
Stockholders’ equity	86,021	86,038
Total liabilities and stockholders’ equity	$108,917	$128,556

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the nine and three months ended September 30, 2011 and 2010
(in thousands, except per-share amounts)

	Nine months ended		Three months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net revenue, non-directly delivered programs	$51,253	$53,227	$20,673	$21,991
Gross revenue, directly delivered programs	10,357	15,956	5,135	7,307
Gross revenue, internet and advertising	2,851	2,153	934	638
Total revenue	64,461	71,336	26,742	29,936
Cost of sales, directly delivered programs	6,913	9,268	3,347	4,187
Cost of sales, internet and advertising	406	331	144	114
Gross margin	57,142	61,737	23,251	25,635
Operating expenses:
Selling and marketing	31,406	30,194	11,872	11,811
General and administrative	12,427	10,977	3,924	3,871
Total operating expenses	43,833	41,171	15,796	15,682
Operating income	13,309	20,566	7,455	9,953
Other income (expense):
Interest and dividend income	1,090	1,236	339	362
Foreign currency and other income (expense)	156	1	(15)	15
Total other income	1,246	1,237	324	377
Income before income tax provision	14,555	21,803	7,779	10,330
Income tax provision	(3,801)	(6,967)	(1,727)	(3,188)
Net income	$10,754	$14,836	$6,052	$7,142

Weighted-average common shares outstanding - basic	17,750	19,069	17,611	18,979
Weighted-average common shares outstanding - diluted	17,896	19,294	17,693	19,185

Net income per share - basic	$0.61	$0.78	$0.34	$0.38
Net income per share - diluted	$0.60	$0.77	$0.34	$0.37

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the three and nine months ended September 30, 2011 and 2010
(in thousands)

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Net income	10,754	14,836	6,052	7,142
Unrealized gain (loss) on foreign currency exchange contracts, net of income tax benefit (provision) of $1,081, ($92), $986, and ($810)	(2,008)	172	(1,831)	1,505
Unrealized gain (loss) on available-for-sale securities, net of income tax benefit (provision) of ($259), $235, ($94) and $62	481	(438)	175	(114)
Comprehensive income	$9,227	$14,570	$4,396	$8,533

The accompanying notes are an integral part of the consolidated financial statements.

 AMBASSADORS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30, 2011 and 2010
(dollars in thousands)

	2011	2010
Cash flows from operating activities:
Net income	$10,754	$14,836
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,573	3,500
Stock-based compensation	1,294	1,551
Deferred income tax benefit	(619)	(321)
Loss on disposition and impairment of property and equipment	123	419
Excess tax benefit from stock-based compensation	(27)	(77)
Change in assets and liabilities:
Accounts receivable and other assets	836	1,064
Prepaid program costs and expenses	(10,716)	(2,878)
Accounts payable, accrued expenses, and other current liabilities	5,519	6,721
Participants’ deposits	(25,422)	(15,919)
Net cash (used in) provided by operating activities	(14,685)	8,896

Cash flows from investing activities:
Purchase of available for sale securities	(48,674)	(52,961)
Proceeds from sale of available-for-sale securities	75,121	51,360
Purchase and construction of property and equipment	(2,536)	(3,534)
Proceeds from sale of property and equipment	49	75
Purchase of intangibles	(357)	(725)
Net cash (used in) provided by investing activities	23,603	(5,785)

Cash flows from financing activities:
Repurchase of Common Stock	(7,590)	(4,830)
Dividend payment to shareholders	(3,203)	(3,452)
Proceeds from exercise of stock options	227	657
Excess tax benefit from stock-based compensation	27	77
Net cash used in financing activities	(10,539)	(7,548)

Net decrease in cash and cash equivalents	(1,621)	(4,437)
Cash and cash equivalents, beginning of period	6,838	7,656
Cash and cash equivalents, end of period	$5,217	$3,219

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being materially misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not indicative of the results that may be expected for the year ending December 31, 2011.

For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Certain reclassifications from 2010 amounts have been made to conform to the three and nine months ended September 30, 2011 financial statement presentation with no effect on previously reported net income, retained earnings, or cash flow from operations.

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

The following tables detail the amortized cost, unrealized gains (losses) and fair value of available-for-sale securities by contractual maturity at September 30, 2011 and December 31, 2010 (in thousands):

				Classification on Balance Sheet

September 30, 2011	Amortized Cost	Unrealized Gains (Losses)	Aggregate Fair Value	Cash and cash equivalents	Short-term available-for- sale securities	Long-term available-for-sale securities
Auction rate securities (“ARS”), greater than one year	$1,000	$(297)	$703	$-	$-	$703
Money market funds, ninety days or less	2,878	-	2,878	2,878	-	-
Municipal securities1
One year or less	473	7	480	-	480	-
After one year through three years	26,285	228	26,513	-	26,513	-
Greater than three years through five years	19,870	535	20,405	-	20,405	-
Total	$50,506	$473	$50,979	$2,878	$47,398	$703

				Classification on Balance Sheet

December 31, 2010	Amortized Cost	Unrealized Gains (Losses)	Aggregate Fair Value	Cash and cash equivalents	Short-term available-for- sale securities	Long-term available-for-sale securities
ARS, greater than one year	$1,600	$(350)	$1,250	$-	$-	$1,250
Money market funds, ninety days or less	2,076	-	2,076	2,076	-	-
Municipal securities1
One year or less	17,081	(19)	17,062	-	17,062	-
After one year through three years	53,334	59	53,393	-	53,393	-
Greater than three years through five years	2,041	44	2,085	-	2,085	-
Total	$76,132	$(266)	$75,866	2,076	72,540	$1,250

1 Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at September 30, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
September 30, 2011	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Losses on Impairment
Financial assets:
ARS	$703	$-	$-	$703	$-
Money market funds	2,878	2,878	-	-	-
Municipal securities1	47,398	47,398	-	-	-
Foreign currency exchange contracts	93	-	93	-	-
Total financial assets	$51,072	$50,276	$93	$703	$-
Financial liabilities:
Foreign currency exchange contracts	1,318	-	1,318	-	-
Total financial liabilities	$1,318	$-	$1,318	$-	$-

Non-financial assets:
Property and equipment	118	-	118	-	-
Total non-financial assets	$118	$-	$118	$-	$-

		Fair Value Measurements at Reporting Date Using
December 31, 2010	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Losses on Impairment
Financial assets:
ARS	$1,250	$-	$-	$1,250	$-
Money market funds	2,076	2,076	-	-	-
Municipal securities1	72,540	72,540	-	-	-
Foreign currency exchange contracts	1,974	-	1,974	-	-
Total financial assets	$77,840	$74,616	$1,974	$1,250	$-
Financial liabilities:
Foreign currency exchange contracts	110	-	110	-	-
Total financial liabilities	$110	$-	$110	$-	$-

Non-financial assets:
Property and equipment	165	-	165	-	0.8
Total non-financial assets	$165	$-	$165	$-	$0.8

1 At September 30, 2011, municipal securities consisted of an 87/13 split between municipal revenue bonds and municipal general obligation bonds, respectively. At December 31, 2010, municipal securities consisted of a 72/28 split between municipal revenue bonds and municipal general obligation bonds, respectively. In addition, the underlying credit rating of the municipal securities at September 30, 2011 and December 31, 2010 were A+, A1 or better as defined by S&P 500 and Moody’s.

Money market funds and municipal securities are classified as Level 1 assets because market prices are readily available for these investments. Level 2 financial assets and liabilities represent the fair value of our foreign currency exchange contracts that were valued using pricing models that take into account the contract terms, as well as multiple inputs where applicable, such as equity prices, interest rate yield curve, option volatility and currency rates. Level 2 non-financial assets represent the fair value of property and equipment, which are valued based on quoted prices and sales of identical assets in an inactive market. Level 3 financial assets represent the fair value of our ARS, which were valued using a pricing model that takes into account the average life of the underlying collateral, the rate of return, and the spread used for similar issuances.

The following table presents a reconciliation for the nine months ended September 30, 2011 and 2010, of assets measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Beginning balance	$1,250	$1,397	$1,250	$1,247
Total realized / unrealized losses:
Included in earnings	69	-	69	-
Included in OCI	(16)	(134)	(16)	16
Purchases, sales, issuances, and settlements, net	(600)	-	(600)	-
Ending balance	$703	$1,263	$703	$1,263

The credit markets have experienced uncertainty and some of this uncertainty has impacted and may continue to impact the markets where our ARS would be offered. On July 1, 2011, one ARS was sold at par for $0.6 million. During the nine months ended September 30, 2011, we experienced one failed ARS auction, representing principal of $1.0 million. This remaining ARS continues to be classified as a long-term asset due to the high probability that the ARS may fail in future auctions. We have determined that there is no other-than-temporary impairment on this security, since we do not intend and are not required to sell this security before we have recovered the amortized cost basis and there has been no further deterioration of the credit rating of this investment. We will continue to reassess the liquidity in future reporting periods based on several factors, including the success or failure of future auctions, possible failure of the investment to be redeemed, deterioration of the credit rating of the investment, market risk and other factors.

In determining the fair value of bond and ARS investments, we consider the individual ratings of each bond and ARS held. With regard to bonds, we consider the following: the underlying rating of the issuer irrespective of the insurance; the performance of the issuer; the term of the bond; and the quality of bond insurance provided by the rating of the bond insurer. With regard to ARS, we consider the underlying credit quality of student loan portfolios and federal government backing of its collateral as a basis of its valuation. At the reporting dates and in the future, we recognize that this investment is subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by the current global financial environment. The fair value of this investment accordingly will continue to change, and we will continue to evaluate its carrying value.

4. Derivative Financial Instruments

The majority of our travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in exchange rates between those currencies and the U.S. dollar. To mitigate this risk, we use forward contracts to acquire foreign currency at a fixed price to pay vendors during a specified period of time. All of our derivatives are cash flow hedges, and at September 30, 2011, all contracts qualified for cash flow hedge accounting.

The gain or loss on the effective portion of our derivative instruments is reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period during which the hedged transaction is recognized in earnings, which is typically when our student travel programs occur during the second and third quarters of the year. Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

At September 30, 2011, the following forward contracts were outstanding (in thousands):

	Notional Amount	Matures
Forward contracts:
Australian dollar	4,350	Jan 2012 - July 2012
British pound	2,870	Jan 2012 - July 2012
Euro	16,100	Jan 2012 - July 2012
New Zealand dollar	400	Mar 2012 - May 2012
Canadian dollar	1,350	Feb 2012 - Jun 2012

The fair value of derivatives designated as hedging instruments are as follows (in thousands):

	September 30, 2011
	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments		Total Net
	Assets	Liabilities	Assets	Liabilities	Liabilities
Forward contracts	$93	$1,318	$-	$-	$1,225

	December 31, 2010
	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments		Total Net
	Assets	Liabilities	Assets	Liabilities	Assets
Forward contracts	$1,974	$110	$-	$-	$1,864

The net liabilities and asset derivatives at September 30, 2011 and December 31, 2010 are reported in the balance sheet as current ‘foreign currency exchange contracts’.

The following table summarizes the gain (loss) recognized in other comprehensive income (“OCI”) and the gain (loss) reclassified from AOCI into the income statement for derivatives designated as hedging instruments (and their locations) (in thousands):

	Gain (loss) recognized in OCI (effective portion)		Location of gain (loss) reclassed from AOCI (effective portion)	Gain (loss) reclassed from AOCI (effective portion)
	Nine months ended September 30,			Nine months ended September 30,
	2011	2010		2011	2010
Forward contracts	$(2,008)	$172	Net revenue, non-directly delivered programs	$2,595	$(352)

	Three months ended September 30,			Three months ended September 30,
	2011	2010		2011	2010
Forward contracts	$(1,831)	$1,505	Net revenue, non-directly delivered programs	$1,036	$(83)

Unrealized losses on forward contracts recorded in AOCI at September 30, 2011, which are expected to be reclassified to net revenue during the next 12 months, was approximately $0.8 million. This amount was computed using the fair value of the cash flow hedges at September 30, 2011, and will change before actual reclassification from AOCI to net revenue during the three and nine months ended September 30, 2012.

For the three and nine months ended September 30, 2011 and 2010, the amount of gains recognized in the income statement for derivatives not designated as hedging instruments (and their locations) are as follows (in thousands):

Amount of Gain
Derivative not designated as hedging instruments	Location of Gain Recognized in Income on Derivative	Three months ended September 30, 2011	Three months ended September 30, 2010
Forward contracts	Foreign currency and other expense	$-	$-

Amount of Gain
Derivative not designated as hedging instruments	Location of Gain Recognized in Income on Derivative	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Forward contracts	Foreign currency and other expense	$183	$-

We do not typically enter into derivatives that are not designated as hedging instruments. Our policy is to achieve a position of being 80 to 100 percent hedged by December 31 of any year to meet our forecasted cash flow needs for the following year. During the nine months ended September 30, 2011, we recognized a gain of $0.2 million as a result of the de-designation of our Japanese yen forward contracts to have been utilized for associated vendor payments during 2011 summer travel. Due to the catastrophic events that occurred in March of this year, management suspended all 2011 travel programs to Japan and re-routed a majority of these delegates to other destinations throughout the world.

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

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. Option valuation models require the input of estimates based on management assumptions, particularly expected term, stock price volatility, and forfeiture rate. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience. Our employee stock options do not trade on a secondary exchange. Therefore, employees do not derive benefit from holding stock options unless there is an appreciation in the market price of our stock above the exercise price. Such an increase in stock price would benefit all shareholders commensurately.

For grants in the three and nine months ended September 30, 2011 and 2010, we used the following weighted-average assumptions to determine fair value:

	Nine months ended		Nine months ended		Three months ended		Three months ended
	September 30, 2011		September 30, 2010		September 30, 2011		September 30, 2010
Expected dividend yield	2.20%		1.89%		2.30%		1.89%
Expected stock price volatility	62.53%		61.45%		63.76%		62.41%
Risk-free interest rate	1.67%		2.14%		1.02%		1.48%
Expected life of options	5.07	Years	5.86	Years	4.60	Years	5.48	Years
Estimated fair value per option granted	$4.21		$5.60		$3.10		$5.44

The dividend yield is based on expected annual cash dividends paid to our shareholders. Expected stock price volatility is based on historical volatility of our stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Additionally, an annualized forfeiture rate of 12.22 percent is used as a best estimate of future forfeitures based on our historical forfeiture experience. The stock-based compensation expense will be adjusted in later periods if the actual forfeiture rate is different from the estimate.

Total stock-based compensation expense recognized in the consolidated statement of operations for the quarter ended September 30, 2011 was $0.4 million before income taxes. Of the total stock-based compensation expense during the quarter, stock option expense was $0.2 million, restricted stock award expense was $0.2 million, and the related total deferred tax benefit was $0.1 million. Total stock-based compensation expense recognized in the consolidated statement of operations for the nine months ended September 30, 2011 was $1.3 million before income taxes. Of the total stock-based compensation expense during 2011 year to date, stock option expense was $0.7 million, restricted stock award expense was $0.6 million, and the related total deferred tax benefit was $0.5 million.

The following table presents information about restricted stock awards and options to purchase shares of Common Stock as of September 30, 2011:
	Options and Awards Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Restricted Stock Awards
$0.00	310,317	2.02	N/A	N/A	N/A
Stock Options
$3.47 - 6.93	415,138	0.43	$6.00	415,138	$6.00
6.94 - 10.39	311,179	5.83	9.10	182,722	9.26
10.40 - 13.86	486,322	8.26	11.51	88,589	11.81
13.87 - 17.32	289,210	4.64	16.89	252,060	16.86
17.33 - 20.79	10,076	4.82	18.41	8,244	18.41
20.80 - 24.25	16,000	3.87	21.09	16,000	21.09
24.26 - 27.72	184,146	4.55	27.08	184,146	27.08
27.73 - 31.18	9,895	3.56	29.28	9,895	29.28
31.19 - 34.65	6,922	4.41	34.65	6,922	34.65
Total Stock Options	1,728,888	4.84	$12.64	1,163,716	$13.31
Combined	2,039,205	4.41	$12.64	1,163,716	$13.31

The aggregate intrinsic value of outstanding stock options and restricted stock was $1.8 million, and the aggregate intrinsic value of exercisable stock options and restricted stock had zero value at September 30, 2011, before applicable income taxes, based on our $5.73 closing stock price at September 30, 2011. This intrinsic value would have been realized by the holders of such restricted stock and options had all restricted stock been vested and all stock options been exercised on that date. As of September 30, 2011, total unrecognized stock-based compensation expense related to non-vested stock options and non-vested restricted stock awards was approximately $3.9 million, which is expected to be recognized over approximately 3.9 years. During the quarter ended September 30, 2011, the total intrinsic value of stock options exercised was $36 thousand, and the total fair value of options which vested was $10 thousand. During the nine months ended September 30, 2011, the total intrinsic value of stock options exercised was $0.1 million and the total fair value of options which vested was $0.2 million. During the quarter ended and nine months ended September 30, 2011, the total fair value of restricted stock awards which vested was $0.1 million.

Restricted stock and stock option transactions during the nine months ended September 30, 2011 were as follows:

	Restricted Stock Awarded	Weighted-Average Grant Date Fair Value	Stock Options	Weighted-Average Exercise Price
Balance at December 31, 2010	337,918	$11.83	1,851,851	$12.64
Granted	27,837	8.94	53,697	9.19
Forfeited	(48,230)	11.39	(140,106)	13.04
Vested	(7,208)	12.14	N/A	N/A
Exercised	N/A	N/A	(36,554)	6.20
Balance at September 30, 2011	310,317	$11.63	1,728,888	$12.64

6. Net Income and Dividends per Share

The following table presents a reconciliation of basic and diluted earnings per share (“EPS”) using the two-class method (in thousands, except per-share amounts):

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Numerator:
Net income	$10,754	$14,836	$6,052	$7,142

Denominator:
Weighted-average shares outstanding	17,440	18,803	17,301	18,713
Effect of unvested restricted stock awards considered participating securities	310	266	310	266
Weighted-average shares outstanding – basic	17,750	19,069	17,611	18,979
Effect of dilutive common stock options	146	225	82	206
Weighted-average shares outstanding – diluted	17,896	19,294	17,693	19,185

Net income per share – basic	$0.61	$0.78	$0.34	$0.38

Net income per share – diluted	$0.60	$0.77	$0.34	$0.37

Cash dividends declared per share	$0.18	$0.18	$0.06	$0.06

Stock options excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive	1,182,000	813,000	1,304,000	822,000

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

Ambassador Programs and Others’ gross margin is comprised of gross revenue less direct program costs, including accommodations, transportation, speaker fees, facilitators, and event costs. BookRags’ gross margin is comprised of content and subscription and advertising revenues via www.BookRags.com, less amortization of intangible assets directly associated with sales.

Segment information for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Nine months ended September 30, 2011			Nine months ended September 30, 2010
	Ambassador Programs and			Ambassador Programs and
	Other (1)	BookRags	Consolidated	Other (1)	BookRags	Consolidated
Total revenue	$61,610	$2,851	$64,461	$69,183	$2,153	$71,336
Gross margin	$54,697	$2,445	$57,142	$59,915	$1,822	$61,737
Depreciation and amortization	$3,209	$364	$3,573	$3,185	$315	$3,500
Operating income	$12,449	$860	$13,309	$19,899	$667	$20,566
Income tax provision	$3,570	$231	$3,801	$6,755	$212	$6,967
Net income	$10,098	$656	$10,754	$14,380	$456	$14,836
Total additions to property, plant, and equipment	$2,362	$174	$2,536	$3,459	$-	$3,459
Total additions to goodwill and intangible assets	$-	$357	$357	$-	$3,595	$3,595
Intangible assets, excluding goodwill	$-	$3,398	$3,398	$-	$3,253	$3,253
Total assets	$92,554	$16,363	$108,917	$114,686	$14,816	$129,502

	Three months ended September 30, 2011			Three months ended September 30, 2010
	Ambassador Programs and			Ambassador Programs and
	Other (1)	BookRags	Consolidated	Other (1)	BookRags	Consolidated
Total revenue	$25,808	$934	$26,742	$29,298	$638	$29,936
Gross margin	$22,461	$790	$23,251	$25,111	$524	$25,635
Depreciation and amortization	$1,085	$125	$1,210	$1,046	$112	$1,158
Operating income	$7,229	$226	$7,455	$9,844	$109	$9,953
Income tax provision	$1,695	$32	$1,727	$3,158	$30	$3,188
Net income	$5,852	$200	$6,052	$7,063	$79	$7,142

(1)	Ambassador Programs and Other include all travel programs offered by Ambassador Programs and World Adventures Unlimited, as well as corporate overhead.

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

8. Supplemental Disclosures of Consolidated Statements of Cash Flows

Our non-cash investing and financing activities during the nine months ended September 30, 2011 and 2010, were as follows (in thousands):
	September 30, 2011	September 30, 2010
Unrealized loss on foreign currency exchange contracts	$(3,089)	$(264)
Unrealized gain on available-for-sale securities	$687	$673
Accrued purchases of property and equipment	$73	$274
Stock consideration for acquisition	$-	$(2,870)

9.  Commitments and Contingencies

On July 14, 2009, a securities class action was filed against us and certain of our executive officers on behalf of all persons or entities who purchased our Common Stock between February 8, 2007 and October 23, 2007, in the United States District Court for the Eastern District of Washington. On March 11, 2010, we, and certain of our executive officers, moved to dismiss the class action. On June 2, 2010, the Court issued an order denying these motions to dismiss.  The current amended complaint alleges that the defendants violated federal securities laws by making untrue statements of material fact and/or omitting to state material facts, thereby artificially inflating the price of our Common Stock.  On March 17, 2011, the class was certified for persons who purchased our Common Stock between July 24, 2007 and October 23, 2007. The parties had commenced discovery when, on April 14, 2011, an agreement was reached to settle the action following a mediation before a retired federal judge.  Under the terms of the settlement, our insurance carriers have agreed to pay the settlement amount of $7.5 million, in complete settlement of all claims, without any admission of wrongdoing or liability by the Company or any party in the action. Throughout the litigation, the Company and the individual defendants have denied, and continue to deny, the allegations made against them. We agreed with the insurance carriers to settle the action on these terms, because it was in the best interests of the Company to avoid the burdens, risk, uncertainties and expense that would be inherent in continued litigation. The settlement agreement, which includes a release for all defendants and other provisions common in such agreements, was preliminarily approved by the Court on September 6, 2011, which will then be followed by notice to all class members. Whether or not the settlement receives final court approval depends on various factors, including but not limited to the number of and reasons for any potential objections to the settlement or the number of class members excluding themselves from the class action settlement. The settlement will be subject to final Court approval following a public hearing. As the settlement is covered by the Company’s insurance carrier, the settlement is not expected to have a material adverse effect on our business, financial condition or results of operations.

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

Under our Bylaws, our directors and officers have certain rights to indemnification by us against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which covers certain liabilities arising from our obligation to indemnify our directors and officers and former directors in certain circumstances. No material indemnification liabilities were accrued at September 30, 2011.

10.  Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued a new accounting principle that requires new disclosures and clarifies existing disclosures about fair value measurements. The new principle is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll-forward of activity in Level 3 fair value measurements, which became effective for the fiscal year beginning after December 15, 2010, and for the interim periods within those fiscal years. The adoption of this new principle did not have a material impact on our consolidated financial statements.

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

In September 2011, the FASB issued new accounting guidance regarding the performance of the two-step quantitative impairment testing of goodwill.  Under the guidance, companies would be allowed to asses on a qualitative basis whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount before performing quantitative tests.  If after performing appropriate qualitative assessments the company determines the reporting unit’s fair value is more likely than not to exceed its carrying value, then no further quantitative testing needs to be performed.  This new guidance is effective for annual and interim periods after December 15, 2011, and we do not anticipate a material impact on our consolidated financial statements.

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

Our focus in 2011 has been to grow our business while strategically managing costs. We continue to strive for growth through traditional program offerings, exploring new program offerings, and developing our direct advertising revenue channel through BookRags. We pursued delivery of these strategies through maximizing our marketing campaigns with the assistance of our third-party vendors, enhancing retention activities, and focusing efforts on innovation, quality, customer service, and financial discipline. Our principal product line, Student Ambassador Programs, experienced modest growth in 2011 for the first time since 2007. We believed this trend was a positive sign that our marketing efforts were gradually gaining momentum amongst the economic challenges we faced over the past several years. However, our current Student Ambassador Program selling season is almost complete and we now believe the recent economic volatility evident during the fall of 2011 continues to weigh heavily on consumer’s discretionary spending decisions and that the growth experienced in this program offering in 2011 may not continue into 2012. We are implementing additional marketing initiatives over the next several months including digital media to confront the gap created against our 2012 enrollment expectations.

In addition, our other traditional program offerings have declined, which is having a negative impact on our overall results. We are working to address the trend with these products through implementing leadership changes and performing additional market research to determine next steps, recognizing lead time and market conditions. We continue to develop our endeavor with Discovery Student Adventures (“DSA”) and are experiencing growth, although in terms of the number of travelers, DSA continues to be immaterial to our overall student counts. The BookRags segment consistently delivers year-over-year revenue growth at a high margin, has positive cash flow, and is developing new revenue channels.

Third quarter 2011 overview:
·	Net income of $6.1 million or $0.34 million per diluted share, compared to $7.1 million, or $0.37 per diluted share, in third quarter last year.
·	Total reported revenue of $26.7 million compared to $30.0 milion in third quarter last year.
·	Gross margin of 38.0 percent compared to 39.0 percent in third quarter of last year.
·	Total delegates travelled of 9,855 compared to 11,025 in third quarter of last year.
·	Repurchased approximately 216,000 shares of common stock for $1.5 million during the third quarter and paid quarterly dividend of $0.06 per share.

Our focal points for the remainder of 2011 and continuing into 2012 include the following:
·
Increase enrollments for future travel seasons through an integrated sales and marketing model as we refine our direct mail marketing processes and incorporate a more substantial digital media approach.

·	Address declines in our Citizen and Student Leadership product offerings through implementing leadership changes and performing additional market research as we refine our longer term plans.
·
Continue to improve retention of current enrollments through improving the delegate experience, educating delegates and teachers about activities to pay their way, and maintaining the customer’s emotional excitement between enrollment and travel.

·	Improve consolidated operating margin through leverage of fixed cost structure and responsible deployment of variable operating expenses.
·	Maintain and improve upon our high quality of product delivery and increase our Net Promoter customer satisfaction ratings received on our travel programs.
·	Maximize capital allocation strategies and shareholder return.

As a reminder, our business is highly seasonal and our operating results depend primarily on the revenue we earn from our travel programs and costs associated with providing these programs. Expenses associated with the majority of our sales and marketing efforts made to attract delegates are incurred during the third and fourth quarter. The revenue associated with these efforts is recognized in the second and third quarters of the following fiscal year. The timing of both our marketing efforts and the associated revenue and the cross over between fiscal years is an important component to keep in mind while reviewing our financial statements.

Results of Operations

Comparison of the Nine months ended September 30, 2011 to the Nine months ended September 30, 2010

The following table sets forth the consolidated financial results for the periods indicated:

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Total revenue	$64,461	$71,336	$(6,875)	-10%
Cost of goods sold	7,319	9,599	(2,280)	-24%
Gross margin	57,142	61,737	(4,595)	-7%
Selling and marketing expenses	31,406	30,194	1,212	4%
General and administrative expenses	12,427	10,977	1,450	13%
Operating income	13,309	20,566	(7,257)	-35%
Other income	1,246	1,237	9	1%
Income before income tax provision	14,555	21,803	(7,248)	-33%
Income tax provision	(3,801)	(6,967)	3,166	-45%
Net income	$10,754	$14,836	$(4,082)	-28%

During the nine months ended September 30, 2011, we traveled 23,437 delegates compared to 25,224 delegates traveled during the same period in 2010. Total revenue decline of 10 percent is due to the decrease in delegates traveled and resulting travel-related revenue, which is partially offset by a 32 percent increase in BookRag’s internet content and advertising revenue. BookRags reported total revenue and gross margin for the nine months ended September 30, 2011 of $2.9 million and $2.4 million, respectively. For the comparable period in 2010, BookRags reported $2.2 million and $1.8 million in total revenue and gross margin, respectively.

Selling and marketing expenses increased $1.2 million year over year primarily due to the fully burdened cost associated with third party outsourcing of the print and production portion of our marketing campaigns. General and administrative expenses increased $1.5 million in the nine months ended September 30, 2011 as compared to the same period in 2010. The increase is due to a $1.3 million increase in legal and professional expenses, and a $0.2 million increase in personnel costs related to filling open positions vacant in 2010.

Other income is in line with prior year results and is composed of a $0.2 million foreign currency de-designation gain relating to exiting positions on Japanese Yen contracts, offset by a $0.2 million decrease in interest income resulting from the lower cash balance during the first nine months of 2011 as compared to the same period of 2010.

For the nine months ended September 30, 2011 and 2010, the income tax provision recorded resulting in a 26.1 percent and 32.0 percent estimated annual effective income tax rate applied to the pre-tax income, respectively. The difference from the statutory rate of 35 percent and the decrease in the effective tax rate on a year over year basis is primarily due to tax exempt interest income earned during the periods in relation to net income.

Comparison of the Three months ended September 30, 2011 to the Three months ended September 30, 2010

The following table sets forth the consolidated financial results for the periods indicated:

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
Total revenue	$26,742	$29,936	$(3,194)	-11%
Cost of goods sold	3,491	4,301	(810)	-19%
Gross margin	23,251	25,635	(2,384)	-9%
Selling and marketing expenses	11,872	11,811	61	1%
General and administrative expenses	3,924	3,871	53	1%
Operating income	7,455	9,953	(2,498)	-25%
Other income	324	377	(53)	-14%
Income before income tax provision	7,779	10,330	(2,551)	-25%
Income tax provision	(1,727)	(3,188)	1,461	-46%
Net income	$6,052	$7,142	$(1,090)	-15%

During the three months ended September 30, 2011, we traveled 9,855 delegates compared to 11,025 delegates traveled during the same period in 2010. During the quarter, we had a modest 1 percent increase in delegates traveling on the core Students Ambassador Programs. The increase was more than offset by an expected reduction in delegates traveling on the Company’s Leadership Ambassador Programs, Citizen Ambassador Programs, and Sports Programs. Total revenue declined 11 percent due to the decrease in delegates traveled and resulting travel-related revenue partially offset by a 46 percent increase in BookRag’s internet content and advertising revenue. BookRags reported total revenue and gross margin for the three months ended September 30, 2011 of $0.9 million and $0.8 million, respectively. For the comparable period in 2010, BookRags reported $0.6 million and $0.5 million in total revenue and gross margin, respectively.

Both selling and marketing and general and administrative expenses increased $0.1 million and other income decreased $0.1 million, during the three months ended September 30, 2011 as compared to the same period in 2010.

For the three months ended September 30, 2011 and 2010, the income tax provision has been recorded based on a 22.2 percent and 30.9 percent estimated annual effective income tax rate applied to the pre-tax income, respectively. The difference from the statutory rate of 35 percent and the decrease in the effective tax rate on a year over year basis is primarily due to tax exempt interest income earned during the periods in relation to net income.

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

Segment results of operations for the three and nine months ended September 30, 2011 and 2010 are as follows (in thousands)

	Nine months ended September 30, 2011			Nine months ended September 30, 2011
	Ambassador Programs and Other (1)	BookRags	Consolidated	Ambassador Programs and Other (1)	BookRags	Consolidated
Total revenue	$61,610	$2,851	$64,461	$69,183	$2,153	$71,336
Cost of goods sold	6,913	406	7,319	9,268	331	9,599
Gross margin	54,697	2,445	57,142	59,915	1,822	61,737
Selling and marketing expenses	30,357	1,049	31,406	29,541	653	30,194
General and administrative expenses	11,891	536	12,427	10,475	502	10,977
Operating income	12,449	860	13,309	19,899	667	20,566
Other income	1,219	27	1,246	1,236	1	1,237
Income before income tax provision	13,668	887	14,555	21,135	668	21,803
Income tax provision	(3,570)	(231)	(3,801)	(6,755)	(212)	(6,967)
Net income	$10,098	$656	$10,754	$14,380	$456	$14,836

	Three months ended September 30, 2011			Three months ended September 30, 2010

	Ambassador Programs			Ambassador Programs
	and Other (1)	BookRags	Consolidated	and Other (1)	BookRags	Consolidated
Total revenue	$25,808	$934	$26,742	$29,298	$638	$29,936
Cost of goods sold	3,347	144	3,491	4,187	114	4,301
Gross margin	22,461	790	23,251	25,111	524	25,635
Selling and marketing expenses	11,471	401	11,872	11,586	225	11,811
General and administrative expenses	3,761	163	3,924	3,681	190	3,871
Operating income	7,229	226	7,455	9,844	109	9,953
Other income	318	6	324	377	-	377
Income before income tax provision	7,547	232	7,779	10,221	109	10,330
Income tax provision	(1,695)	(32)	(1,727)	(3,158)	(30)	(3,188)
Net income	$5,852	$200	$6,052	$7,063	$79	$7,142

(1)	Ambassador Programs and Other include all travel programs offered by Ambassador Programs and World Adventures Unlimited as well as corporate overhead.

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

2012 Net Enrollments
Net enrollments on a forward looking basis consist of all participants who have enrolled in our programs less those that have already withdrawn. As of October 23, 2011, we had 18,029 net enrolled participants for our 2012 travel programs, compared to 21,346 net enrolled participants as of the same date last year for our 2011 travel programs, a 16 percent decline. For the Company’s core product, Student Ambassadors, net enrolled participants for our 2012 travel programs were 16,239, compared to 18,711 net enrolled participants as of the same date last year for our 2011 travel programs, a 13 percent decline. We are aggressively pursuing steps to increase enrollments for our 2012 travel season, retain net enrollments through focus on improving the delegate experience, and educating delegate families about the value proposition of our programs. However, there can be no assurances that any of these measures will have any success, and if so, to what extent. This non-GAAP measure relates to our travel programs only and does not include anticipated revenue for BookRags.

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

Deployable Cash Reconciliation (in thousands)
	September 30,		December 31,
	2011	2010	2010
Cash, cash equivalents and short-term available-for-sale securities	$52,615	$77,834	$79,378
Prepaid program cost and expenses	13,946	6,053	3,230
Less: Participants’ deposits	(9,014)	(15,219)	(34,436)
Less: Accounts payable / accruals / other liabilities	(11,480)	(11,670)	(6,061)
Deployable cash	$46,067	$56,998	$42,111

Free Cash Flow
Free cash flow is calculated as cash flow from operations less purchase of property, equipment and intangible assets. Management believes this non-GAAP measure is useful to investors in understanding the cash generated or distributed within the current period for future use in operations. See the ‘Liquidity’ section below for explanations of cash sources and uses.

Free Cash Flow Reconciliation (in thousands)

	Nine months ended September 30,
	2011	2010	$ Change
Cash flow (used in) provided by operations	$(14,685)	$8,896	(23,581)
Purchase of property, equipment and intangibles	(2,893)	(4,259)	1,366
Free cash flow	$(17,578)	$4,637	(22,215)

Liquidity and Capital Resources

Liquidity

Total assets at September 30, 2011 were $108.9 million, of which 48 percent, or $52.6 million, were cash, cash equivalents and short-term available-for-sale securities. At December 31, 2010, total assets were $128.6 million, of which 62 percent, or $79.4 million, were cash, cash equivalents and short-term available-for-sale securities.

Cash used by operations was $14.7 million during the nine months ended September 30, 2011, whereas cash provided by operations was $8.9 million during the nine months ended September 30, 2010. The $23.6 million decrease is primarily due to an increase in cash used for prepaid programs costs of $7.8 million and declines in participant deposits of $9.5 million, accounts payable and accrued expenses of $1.2 million and current period earnings of $4.1 million. These declines are mainly attributable to a reduction in delegates traveling in 2011 compared to 2010. The increase in cash used for prepaid program costs represents accelerated payments made for airline costs related to 2012 travel programs.

Cash provided by investing activities was $23.6 million during the nine months ended September 30, 2011, whereas cash used in investing activities was $5.8 million during the nine months ended September, 30 2010.  This $29.4 million difference was primarily due to a net increase in cash provided by the sale of available-for-sale securities.

Cash used in financing activities was $10.5 million and $7.5 million during the nine months ended September 30, 2011 and 2010, respectively. The net change in financing activities was a result of a $2.8 million increase in cash used for the repurchase of our Common Stock coupled with a $0.4 million decrease in proceeds from the exercise of stock options, offset by a $0.2 million decrease in cash paid out in the form of dividends.

Capital Resources

As discussed in our current report on Form 8-k filed on May 31, 2011, we renewed our unsecured revolving line of credit with Wells Fargo. During the first nine months of 2011, we had an unused line of credit in the amount of $20.0 million. In order to utilize this line of credit, we must comply with certain covenants, which include deployable cash greater than zero, tangible net worth greater than $50.0 million and net income after taxes for the current and previous three quarters of greater than $4.0 million. At September 30, 2011, we were in compliance with all covenants but there can be no assurance that we will be able to comply with all of the covenants in the future.

We continue to consider acquisitions of educational and travel businesses. An acquisition may require the use of cash and cash equivalents. Currently, there are no pending acquisitions and no assurance can be given that definitive agreements for any such acquisitions will be entered into, or, if they are entered into, that they will be on terms favorable to us.

We do not have any material capital expenditure commitments for 2011. Our business is not capital intensive and we believe that existing cash and cash equivalents and cash flows from operations will be sufficient to fund our anticipated operating needs and capital expenditures through 2011. For a more complete discussion of these and other contractual factors, please refer to our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-k filed on March 11, 2011.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of September 30, 2011, the end of the period covered by this report, our chief executive officer and chief financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), which are designed to ensure that material information we must disclose in our report filed or submitted under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and have concluded, based on that evaluation, that as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our chief executive officer and principal accounting officer as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

In the three months ended September 30, 2011, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

The information contained in Note 9, “Commitments and Contingencies” to our consolidated financial statements is incorporated by reference.

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors, set forth in Item 1A “Risk Factors,” contained our Annual Report on Form 10-K filed on March 11, 2011 with the SEC and those set forth below, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

     We could be negatively impacted by a security breach, through cyber attack, cyber intrusion or otherwise.

We face the risk of a security breach, whether through cyber attack or cyber intrusion over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, or other significant disruption of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.  We face a heightened risk of a security breach or disruption from threats to gain unauthorized access to our and our customers' proprietary or classified information on our IT networks and related systems. Although we make significant efforts to maintain the security and integrity of these types of information and IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk.  A security breach or other significant disruption involving our IT networks and related systems could: disrupt the proper functioning of these networks and systems and therefore our operations; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information, which others could use to compete against us; require significant management attention and resources to remedy the damages that result; subject us to claims for contract breach and damages; or damage our reputation, any or all of which could have a negative impact on our results of operations, financial condition and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On various dates between May 2004 and November 2008, our Board of Directors authorized the repurchase of up to an aggregate of $55.0 million of our Common Stock in the open market or through private transactions (the “Repurchase Plan”). At a Board meeting on May 12, 2011, our Board of Directors increased the authorized Repurchase Plan to $70.0 million. The Repurchase Plan does not expire as of any particular date. During the quarter ended September 30, 2011, we repurchased 215,668 shares of our Common Stock for $1.5 million pursuant to the Repurchase Plan. Since inception and through September 30, 2011, we have repurchased approximately 3,840,000 shares of our Common Stock, adjusted to reflect the effect of a two-for-one stock split of our Common Stock, for an approximate total of $56.5 million.

Independent of the Repurchase Plan, during the first quarter of 2007, our Board of Directors approved a single repurchase of 1.2 million shares of our Common Stock for approximately $33.0 million.

The following is a summary of issuer purchases of equity securities during the quarter ended September 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Available for repurchase at June 30, 2011				$15,000,007
July 1 – July 31, 2011	-	-	-	15,000,007
August 1 – August 31, 2011	125,415	$7.01	125,415	14,120,822
September 1 – September 30, 2011	90,253	6.88	90,253	13,500,020
Available for repurchase at September 30, 2011	215,688	$6.96	215,688	$13,500,020

Item 6. Exhibits

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASSADORS GROUP, INC.

Date: November 7, 2011	By:	/s/ JEFFREY D. THOMAS
Jeffrey D. Thomas
Chief Executive Officer

EXHIBIT INDEX

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002