Form 10-K/A
period 2011-12-31
AMBASSADORS GROUP INC
filed 2012-04-27
CIK 1162315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Ambassadors Group, Inc. (“Ambassadors,” “Company,” “we,” “us” or “our”)  filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”) on March 12, 2012. We are filing this Amendment No. 1 to the Original Form 10-K (this “Form 10-K/A”) solely for the purpose of including in Part III the information that was to be incorporated by reference from our definitive proxy statement for our 2012 Annual Meeting of Stockholders, which will not be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2011. This Form 10-K/A amends and restates: (i) the cover page of the Original Form 10-K; (ii) Items 10 through 14 of Part III of the Original Form 10-K; and (iii) Item 15(b) of Part IV of the Original Form 10-K. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications.

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Original Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update the disclosures in the Original Form 10-K, except as set forth in this Form 10-K/A, and should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

Forward-Looking Statements

Statements contained in this Form 10-K/A, which are not historical in nature, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Exchange Act. These forward-looking statements include, without limitation, statements that relate to expectations concerning matters that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements reflect our beliefs or current expectations with respect to, among other things, trends in the travel and education industry, our business and growth strategies, our use of technology, our ability to integrate acquired businesses, and fluctuations in our results of operations.

Forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include factors generally affecting the travel and education industry, competition, dependence on key personnel and vendor relationships, our ability to successfully integrate the operations of existing or acquired companies, and a variety of other factors such as periods of international unrest, the outbreak of disease, changes in the direct-mail environment, protection of intellectual rights, unidentified taxation exposure, recession, weather conditions and concerns for passenger safety that could cause a decline in travel demand, as well as the risk factors set forth in Item 1A of the Original Form 10-K and other factors as may be identified from time to time in our filings with the SEC or in our press releases. All forward-looking statements are expressly qualified in their entirety by these factors and all related cautionary statements. We do not undertake any obligation to update any forward-looking statements.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

Directors

The table below sets forth certain information regarding our Class I, Class II and Class III Directors.

NAME	POSITION WITH COMPANY	AGE	DIRECTOR SINCE

Class II Directors, whose term expires at the Annual Meeting to be held in 2012:

James M. Kalustian (2)(3)	Director	51	2006
John A. Ueberroth	Chairman of the Board	68	2001
Timothy M. Walsh (1)	Director	49	2012

Class I Directors, whose term expires at the Annual Meeting to be held in 2013:

Thomas J. Rusin (2)(3)	Director	43	2010
Jeffrey D. Thomas	Director, Chief Executive Officer and President	45	2001
Ricardo Lopez Valencia (2)(3)	Director	46	2007

Class III Directors, whose term expires at the Annual Meeting to be held in 2014:

Daniel G. Byrne (1)	Director	58	2005
Rafer L. Johnson (1)	Director	77	2001
Nilofer Merchant (1)	Director	44	2011

(1)       Member of Audit Committee

(2)       Member of Compensation Committee

(3)       Member of Nominating Committee

Class II Directors

James M. Kalustian has served as a director of the Company since May 2006. Mr. Kalustian also served as a director of Conance, Inc. from June 2007 to February 2009. Mr. Kalustian is a consultant and involved in several entrepreneurial business activities.  He is co-founder and senior vice president of HRInet, Inc., a healthcare technology and services company, where he manages network development, sales and marketing, and technology systems. Mr. Kalustian served as the vice president and general manager of Emerging Industries Business Unit of Fair Isaac Corporation (“Fair Isaac”) from April 2007 to January 2009. From November 2004 to February 2007, Mr. Kalustian served as vice president of the Pharmaceutical and Healthcare Business Unit of Fair Isaac. He also has managed Fair Isaac’s business strategy consulting practice. From May 1999 to October 2004, Mr. Kalustian led the healthcare practice, account management discipline, and served as chief operating officer and a member of the board of directors of Braun Consulting, Inc., a professional services firm delivering customer-focused business solutions to Fortune 1000 and middle market companies and offers business intelligence and CRM/ECRM technologies. Mr. Kalustian was a member of the executive management team that took Braun Consulting, Inc. public in 1999. From 1994 to 1999, he was also a co-founder of Vertex Partners, a customer-focused strategic consulting firm that joined

Braun in 1999. Prior to founding Vertex Partners, Mr. Kalustian served as a manager at the consulting firm of Corporate Decisions, Inc. (a division of Mercer Management Consulting), and in marketing positions for Raytheon Company, W.R. Grace & Company and Canada Dry. Mr. Kalustian was selected to serve as a member of our Board of Directors because of his leadership experience and accomplishments as a senior executive, and his extensive business experience spanning 15 years in the healthcare, pharmaceutical, retail and consumer products industries. This experience makes him exceptionally qualified in overseeing the Company’s business functions, objectives and short and long-term business strategies. In addition, Mr. Kalustian’s business expertise, his board service, and leadership in several industry-leading companies provide meaningful perspectives to the products and services offered by the Company.

John A. Ueberroth has served as chairman of the board of the Company since November 2001. Mr. Ueberroth also serves on the board of directors of the Company’s wholly owned subsidiaries, Ambassador Programs, Inc., World Adventures Unlimited, Inc., and BookRags, Inc. Since 2004, Mr. Ueberroth has served as chairman and chief executive officer of Preferred Hotel Group, Inc., a worldwide hotel distribution network. Mr. Ueberroth is also the principal shareholder of Preferred Hotel Group, Inc. He served as co-chairman, director, chief executive officer and president of Ambassadors International, Inc. from 1995 to June 2004. He has also been a member of the board of directors of Navigant International from October 2003 to September 2006. Since 1989, Mr. Ueberroth has been a principal of Contrarian Group, Inc., an investment and management company. From 1990 to 1993, he served as chairman and chief executive officer of Hawaiian Airlines. From 1980 to 1989, Mr. Ueberroth served as president of Carlson Travel Group. In addition, Mr. Ueberroth has served as chairman of the Travel Industry Association of America during 1986 and 1987, and president of the United States Tour Operators Association during 1987 and 1988. Mr. Ueberroth was selected to serve as a member of our Board of Directors because as a former chairman and chief executive officer of a major airline together with his senior executive positions with national travel and accommodations companies, he brings outstanding travel industry expertise, operational expertise and international expertise to the Company. We also believe that Mr. Ueberroth’s substantial investment and management industry experience gained in part while serving as a former senior executive in the travel industry, as well as his affiliation with national travel associations, are important assets to the Company.

Timothy M. Walsh has served as a director of the Company since February 2012. Mr. Walsh was appointed the Director (chief investment officer) for the State of New Jersey pension fund in August 2010, where he serves as the chief fiduciary for the approximately $70 billion New Jersey pension fund as well as approximately $15 billion in money markets funds, deferred compensation plans and college savings plans. Prior to joining the State of New Jersey, he was the chief investment officer managing the $8 billion Indiana State Teachers’ Retirement Fund.  Before joining the Indiana State Teachers’ Retirement Fund, he was head of investor relations for a global macro hedge fund, and a vice president and senior trader in fixed income securities and foreign currencies for several large money center banks in Chicago, Illinois. Mr. Walsh founded an investment advisory firm, Walsh Financial Services that provided wealth management services for individuals, private trusts and corporate clients. Mr. Wash has been a board member of various private companies and a trustee of the Indiana State Teachers’ Retirement Fund as well as a Commissioner of the Indiana Gaming Commission. Mr. Walsh graduated from Merrimack College in North Andover, Massachusetts in 1984 with a Bachelor of Science degree in business management and from the Kellogg School of Management at Northwestern University in 1989 with an MBA. With over 25 years of experience in the investment industry, Mr. Walsh has a deep and diverse background in the capital markets and portfolio management area. Mr. Walsh was selected to serve as a member of our Board of Directors because of his vast experience in the investment management industry, and his professional background and experience in business administration, finance, and operational management. This experience further supports his leadership and oversight roles for the products and services offered by the Company. In addition, Mr. Walsh’s guidance and expertise on financial and investment matters qualifies him well to perform the audit committee’s oversight role and provides valuable insight to the Company’s various investment holdings and business functions.

Class I Directors

Thomas J. Rusin has served as director of the Company since July 2010. Mr. Rusin has served as the Chief Executive Officer of HomeServe USA, a provider of emergency repair service plans, since July 2011. Prior to joining HomeServe USA, Mr. Rusin served as President and Chief Executive Officer, of Affinion Group North America, from June 2007 to June 2010.  From October 2005 to May 2007, Mr. Rusin served as Affinion’s Executive Vice President and Chief Revenue Officer. Mr. Rusin joined Affinion in December 1999 as Product

Manager in the Netmarket Group overseeing Travel Marketing and was subsequently promoted to Vice President of Travel in January 2001, Senior Vice President Consumer Saving Group with responsibility for Travel, Auto and Leisure in October 2001, and then to Executive Vice President of Product Management, New Product Development in December 2003. From 1990 to 1998, he owned and operated Just for Travel Inc., a business he then sold. Mr. Rusin also serves on the board of directors of the Connecticut Yankee Council of the Boy Scouts of America. Mr. Rusin has a Bachelor of Science Degree in Marketing from the University of Connecticut. Mr. Rusin was selected to serve as a member of our Board of Directors because of his leadership experience and accomplishments as a senior executive, and his extensive business experience spanning 20 years in the product development, database modeling and analysis, and the marketing industry, including extensive expertise in direct mail, telemarketing, and online marketing. He also has a strong finance, marketing and consumer products background gained through his experience with Affinion Group and Trilegiant Corporation. This blend of experience coupled with his exposure to the travel industry, allows him to bring innovative marketing solutions across multiple channels and media that strengthen our customer relationships and provides the Board of Directors with a unique perspective into strategy, operations, business and vision for the Company.

Jeffrey D. Thomas has served as chief executive officer, president and director of the Company since November 2001. Mr. Thomas also serves on the board of directors of the Company’s wholly owned subsidiaries, Ambassador Programs, Inc., World Adventures Unlimited, Inc., and BookRags, Inc. He served as president of Ambassador Programs, Inc. from August 1996 through July 2002, and has served as chief executive officer since January 2000. For Ambassadors International, Inc., he served as a director from August 2001 through February 2002 and as chief financial officer between January 1996 and February 2002. From 1989 to 1995, Mr. Thomas held a variety of strategy and business development positions with Adia Personnel Services (now Adecco), Contrarian Group, Inc., and Corporate Decisions, Inc. Mr. Thomas currently serves as the lead director on the board of directors of Scientific Learning (NASDAQ: SCIL), a publicly traded company that creates and distributes educational software which accelerates learning to more than 40 countries around the world. He also serves on the board of directors of Inland Northwest Council for Boy Scouts of America and on the board of trustees of Greater Spokane Incorporated. Mr. Thomas previously served on the boards of SATO Travel, a travel agency that specializes in arranging travel tours and transportation for government and military members, and Off the Beaten Path LLC, an adventure travel company specializing in distinctive travel experiences for independent and small group travelers. Mr. Thomas was selected to serve as a member of our Board of Directors because he has extensive experience in executive level management and serves as a board member for several other companies. In addition, he has served as chief financial officer for six years and has fourteen years of tenure in the travel industry, which gives him a vast array of experiences to draw from and uniquely qualifies him to lead the Company and serve on the Board of Directors. As chief executive officer and president, Mr. Thomas has consistently demonstrated an ability to exercise sound judgment and prudent management skills.

Ricardo Lopez Valencia has served as director of the Company since May of 2007. In July 2007, Mr. Valencia started, and currently serves as principal at, ZAMAS Holdings, LLC, a privately owned company that includes a consulting business and a business incubator for entrepreneurial ventures and early stage companies. From 2001 to July 2007, Mr. Valencia was a senior executive for ING. He served as the vice president of Hispanic markets for ING Group. In 2003, he became senior vice president. He had strategic, fiscal and operational responsibility for the development of wealth accumulations strategies focused on diversity markets with specific focus in the African American, Asian American, Hispanic, women, LGBT and capabilities market segments. Since returning to Arizona in 2007, Mr. Valencia was appointed by Arizona Governor Jan Brewer as Corporate Chair of the 2010 Border Governors Conference and to serve a term on the Arizona Mexico Commission to chair the strategic development committee. In 2008, Mr. Valencia was also appointed by Governor Janet Napolitano to serve on the Arizona State Charter School Board. Mr. Valencia also serves on the board of West Ed, a national nonprofit education research, development, and service agency. He serves on the board of the Children’s Action Alliance, an Arizona based advocacy movement. Mr. Valencia has served on the boards of the National PTA, International Association of Marketing Students (DECA), the White House Millennium Youth Initiative and the U.S. Department of Education’s Partnership for Family Involvement. Additionally he has served on the boards of the National 4-H, the National Future Farmers of America Foundation and the New York Hispanic Ballet. Prior to his role with ING, Mr. Valencia served as the Director of Education for USA Today, where he helped make K-12 outreach a major initiative for the nation’s newspaper. He previously served as the executive director of the National Future Farmers of America Alumni Association. In 1983, he became the first Hispanic president of Arizona’s Future Farmers of America. He also served as the Director of Professional Development for Career and Technical Education for the State of

Arizona. Mr. Valencia was selected to serve as a member of our Board of Directors because of his attributes, skills and qualifications he has developed through 7 years as senior executive with a national investment and financial management company and 20 years as a senior executive with profit and loss responsibilities in a number of high profile corporations and organizations. This experience allows him to provide unique customer, sales and marketing, and community perspective to the Company. In addition, Mr. Valencia’s senior executive experience provides leadership and business operations expertise to the Company. Mr. Valencia serves on a number of company boards and government agencies focused on education, agriculture, arts, and non-profit initiatives, which complement the Company’s products and services. His strong and firsthand knowledge of the student education market is a valuable asset to the Company. Furthermore, his active involvement in community and civic affairs represent an ethical character that we seek in our leaders and Company culture.

Class III Directors

Daniel G. Byrne has served as a director of the Company since May 2005. Mr. Byrne is currently an independent consultant in the financial services sector. Between February 2011 and April 2012, Mr. Byrne served as executive vice president of Corporate Development and between June 1983 and January 2011 served as executive vice president—finance, chief financial officer and assistant secretary of Sterling Financial Corporation. Before joining Sterling, Mr. Byrne was employed by the accounting firm of Coopers & Lybrand in Spokane, Washington. He is a past lieutenant governor of Kiwanis International. Mr. Byrne is a past member of the Board of Trustees, the Executive Committee and the Finance Committee for Gonzaga Preparatory School. He is also president of the Board of Directors of Frontier Behavioral Health. He serves as a member of the American Institute of Certified Public Accountants, the Washington Society of Certified Public Accountants, the Financial Manager’s Society and the American Community Bankers Association and its Accounting Committee. Mr. Byrne is a certified public accountant and graduated from Gonzaga University in 1977 with a bachelor’s degree in Accounting. Mr. Byrne was selected to serve as a member of our Board of Directors because of his vast experience in the banking industry, his professional background and experience in business administration, accounting, operational management, and risk management. This experience lends much support to his leadership and oversight of the products and services offered by the Company. In addition, Mr. Byrne’s guidance and expertise on accounting, financial and investment matters qualifies him well to perform the audit committee’s oversight role and provides valuable insight to the Company’s various business functions.

Rafer L. Johnson has served as a director of the Company since November 2001 and as a director of Ambassadors International, Inc. since 1995. Mr. Johnson is a world and Olympic record holder in the decathlon. Mr. Johnson devotes a substantial amount of his time to intellectually and physically disabled children and adults. He has been associated with California Special Olympics since its inception in 1969, served as the president of its board of directors for 11 years, and currently is chairman of its board of governors. He has been appointed to national and international foundations and presidential commissions, with a concentration on youth development. Mr. Johnson also is national head coach for Special Olympics International and a member of its board of directors. In addition, Mr. Johnson serves on a variety of special boards and committees in the worlds of sports and community services. In the early 1960s, Mr. Johnson became affiliated with the international peace movement of “People to People” and was instrumental in establishing chapters on college campuses nationwide. Mr. Johnson has spent many years before and after his Olympic triumph spreading the message of peace as an international ambassador of goodwill and in 1984 he received the distinctive honor of lighting the Olympic flame at the games in Los Angeles, California. Mr. Johnson was selected to serve as a member of our Board of Directors because he brings to the board over 40 years of diverse experience in the Special Olympics and athletic industry. His extensive understanding of these challenging aspects of this industry, together with his demonstrated leadership and management ability at senior levels, provides the Company with valuable industry-specific awareness and experience. In addition, Mr. Johnson’s early leadership and development with the international peace movement of People to People provides him with an important perspective and oversight to the Company’s core brand, foundations, youth and education development for the products and services offered by the Company. Mr. Johnson’s service on other special boards and committees in the worlds of sports and community service adds a depth of knowledge and essential insight and his subsequent civic capacities is a valuable asset to the Company.

Nilofer Merchant has served as a director of the Company since August 2011. Since December 2010, Mrs. Merchant has been a business innovator, author, keynote speaker, and university lecturer, focusing on a wide range of business leadership events, technology expos, women’s conferences and universities including AjaxWorld, TEDIndia, Web 2.0, Cisco Partner Velocity, National HR conferences, and Stanford University. She is also a regular contributor to the Harvard Business Review on the topics of culture, innovation, and strategy, has been profiled by the Wall Street Journal, published by BusinessWeek, Forbes and AdAge, and author of “The New How”, a critically acclaimed 2010 book on business solutions through collaborative strategy. From June 1999 through December 2010, Mrs. Merchant served as the founder and chief executive officer of Rubicon Consulting, Inc., a management consulting company advising companies on strategic business modeling used for increasing growth, expanding into new markets, analyzing competitor markets, and optimizing revenue for companies ranging from start-ups to multi-billion dollar global enterprises. Her sought after strategic insight was profitably deployed by Adobe, Symantec, Symbian, HP, Yahoo, Openwave, Logitech, and VMWare. Prior to Mrs. Merchant founding Rubicon Consulting, she drove pricing, channel strategy, product launches, vertical segments, and marketing investment decisions for the Americas division of Autodesk (ADSK) from 1997 to 1999.  From 1996 to 1997, Mrs. Merchant served as the vice president of sales and marketing for GoLive, a start-up company acquired by Adobe, where she grew revenues to $4.5 million in 16 months. Mrs. Merchant graduated from University of San Francisco in 1993 with a bachelor’s of science degree in applied economics and from Santa Clara University in 2000 with a master’s degree in business administration. Mrs. Merchant has extensive fiduciary and governance experience and currently serves on the board of directors of the Leavey School of Business at Santa Clara University, the California Community College Board of Trustees, ModeWalk, and Buyosphere.  Mrs. Merchant previously served on the board of directors for Northwest YMCA. Mrs. Merchant was selected to serve as a member of our Board of Directors because she has substantial experience in the social arena, building social business models, developing and expanding new markets, including specific focus in the educational realm, and establishing a culture of innovation and strategic redesign. Her demonstrated record of innovation, achievement and leadership in the areas of marketing, strategic development, and culture will augment the Board of Directors with unique perspectives regarding operations and vision for the Company. Through her 20 years of experience as an industry leader in culture, innovation and strategy, she is able to provide the Board of Directors with unique evaluation and insight into a number of important areas as we develop our digital strategies, including platforms for global innovation regarding the Company’s products and services, social media, brand marketing, and international distribution. In addition, Mrs. Merchant’s knowledge of and experience in financial matters while driving operational performance qualifies her well to perform the audit committee’s oversight role and provides valuable insight to the Company’s various business functions.

Executive Officers

Jeffrey D. Thomas, age 45, has served as chief executive officer and president of the Company since November 2001. He has served as president of Ambassador Programs, Inc., a wholly owned subsidiary of the Company, from August 1996 through July 2002, and chief executive officer since January 2000. For Ambassadors International, Inc., he served as chief financial officer between January 1996 and February 2002. From 1989 to 1995, Mr. Thomas held a variety of strategy and business development positions with Adia Personnel Services (now Adecco), Contrarian Group, Inc., and Corporate Decisions, Inc.

Margaret M. Thomas, age 45, has served as executive vice president of the Company since November 2001. She served as chief financial officer and secretary of the Company from November 2001 through October 2003. She has also served as president of Ambassador Programs, Inc., since August 2002, chief operating officer of Ambassador Programs, Inc., since January 2002, and chief financial officer of Ambassador Programs, Inc., from November 1997 through April 2003. Mrs. Thomas served as treasurer of Ambassadors International, Inc., from February 1999 through February 2002. From 1988 to 1995, Mrs. Thomas was in public accounting and employed by Ernst & Young LLP and PricewaterhouseCoopers LLP, and was the financial reporting officer for Physio-Control Corporation.

Anthony F. Dombrowik, age 41, has served as senior vice president, chief financial officer and secretary of the Company since October 2010. Mr. Dombrowik previously served as the senior vice president, chief financial officer and principal financial and accounting officer of Red Lion Hotels Corporation, a NYSE-listed hospitality and leisure company, since March 2008. Prior to that, Mr. Dombrowik was the senior vice president, corporate controller and principal accounting officer of Red Lion Hotels Corporations since May 2003. Mr. Dombrowik was previously employed as senior manager at the public accounting firm of BDO USA, LLP, where he served as an auditor, certified public accountant and consultant from 1992 to 2003.

Kristi J. Gravelle, age 45, has served as vice president of operations management of Ambassadors Programs, Inc. since April 2012. She served as vice president of finance and accounting of the Company from October 2010 to April 2012. Mrs. Gravelle served as interim chief financial officer and secretary of the Company from November 2009 to November 2010 and as controller for the Company from September 2007 to April 2012. Prior to joining the Company, Mrs. Gravelle was an independent financial consultant in Denver, Colorado to publicly held and private companies from January 2003 through August 2007. From May 2001 to January 2003, Mrs. Gravelle held a controllership position at AIMCO, a real-estate investment trust in Denver, Colorado. Previously, Mrs. Gravelle held controllership positions specializing in supply chain management at retail companies, including Bi-Lo Stores, a division of AHOLD, Inc., Babies-R-Us, a division of Toys-R-Us, Inc. and One Price Clothing Stores, Inc. in Greenville, South Carolina between 1992 and April 2001.

Relationships Among Directors or Executive Officers

Jeffrey D. Thomas, the Company’s chief executive officer, president and a member of the Company’s Board of Directors, is married to Margaret M. Thomas, the Company’s executive vice president, and president and chief operating officer of the Company’s wholly owned subsidiary, Ambassador Programs, Inc. Other than these relationships, there are no family relationships among the directors or executive officers of the Company.

Audit Committee

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee makes recommendations for selection of the Company’s independent registered public accounting firm, reviews with the independent registered public accounting firm the plans and results of the audit engagement, approves professional services provided by the independent registered public accounting firm, reviews the independence of the independent registered public accounting firm, considers the range of audit and any non-audit fees, and reviews the financial statements of the Company and the adequacy of the Company’s internal accounting controls and financial management practices.

The Audit Committee currently consists of Daniel G. Byrne, chairman, Rafer L. Johnson, Nilofer Merchant, and Timothy M. Walsh. The Board of Directors has determined that, based upon their prior work experience and Mr. Byrne’s tenure and experience on the Company’s Audit Committee, both Mr. Byrne and Mr. Walsh qualify as “Audit Committee Financial Experts” as this term has been defined under the rules and regulations of the Securities and Exchange Commission.

Code of Ethics and Conduct

The Company has adopted a Code of Ethics and Conduct, which is a code of conduct and ethics that applies to all of its directors, officers and employees. A copy of the Code of Ethics and Conduct may be obtained, without charge, upon written request addressed to the attention of the secretary, Dwight D. Eisenhower Building, 2001 South Flint Road, Spokane, Washington 99224.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the executive officers, directors, and persons who beneficially own more than 10% of a class of securities registered under Section 12(b) the Exchange Act to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such officers, directors and stockholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all such reports that they file. Based solely upon the Company’s review of such forms furnished to the Company during the fiscal year ended December 31, 2011, and written representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company’s executive officers, directors and more than 10% stockholders have been complied, except as follows: John A. Ueberroth, our director, failed to timely file one Form 4 with respect to one transaction.

Item 11.                 Executive Compensation

Compensation Discussion and Analysis

Overview

This Compensation Discussion and Analysis describes the Company’s compensation philosophy, objectives, and processes, including the methodology for determining executive compensation for the “Named Executive Officers,” as defined under the section entitled “Compensation of Executive Officers and Directors—Summary Compensation Table.”

Executive Summary

Since 2008, the student travel industry has been challenged by continued economic declines influencing consumer confidence and discretionary spending decisions.  This trend combined with the changes in postal services and fast-paced advances in technology and social media have created a rapidly changing environment with growing complexity. Although the Company has experienced difficulties in meeting and exceeding stockholder expectations in recent years, Ambassador’s executive team has navigated through these operating challenges and led the Company in its efforts to remain profitable during these difficult times.

In its evaluation of the Named Executive Officers and their performance, the Compensation Committee has carefully considered the immense and continued challenges faced by the Company and its executives over the past few years and the importance of rewarding and retaining talented experienced managers to continue to guide the Company through these difficult times.

2011 Compensation Decisions:

•                  The Compensation Committee considered recommendations made by Towers Watson in conjunction with its partially completed executive compensation study, covering performance reviews, executive compensation philosophy, and the design of our 2012 incentive plans for executives;

•                  No salary increases were approved for the Named Executive Officers effective in 2012 based on reduced financial performance;

•                  2012 cash incentive opportunities were reduced by approximately 50 percent of normally targeted and externally competitive levels for the Named Executive Officers considering the financial performance outlook for 2012;

•                  Based on the Company’s stock price, the Compensation Committee reduced the value of stock awards to the Named Executive Officers, resulting in lower multiples used to determine the equity grants issued in 2011.  The number of stock awards granted was similar to the prior year.  This decision was aimed at rewarding a financial rebound over a longer term basis; and

•                  The Compensation Committee considered the stockholders’ approval of the Company’s executive compensation in the Say-on-Pay vote held at our annual meeting in May 2011 and made no material changes to the existing executive compensation philosophy, policies, or structure.

Please also refer to the more detailed compensation disclosures beginning with and following the “Summary Compensation Table” contained in this report.

Overview of Compensation Philosophy and Guiding Principles

The Company recognizes and values the critical role that executive leadership plays in its performance. The Company’s executive compensation philosophy is intended to ensure that executive compensation is aligned with its business strategy, objectives and stockholder interests, and is designed to attract, motivate and retain highly qualified and key executives and employees. The Company’s executive compensation philosophy is designed to pay competitive total compensation based on continuous improvements in corporate performance, and individual and team contributions that are aligned with stated business strategies and objectives. To implement its philosophy, the Company sets base compensation at competitive levels relative to executives holding positions with similar responsibilities at comparable companies and focuses heavily on performance-based incentives to motivate and encourage employees to achieve superior results for the Company and its stockholders. Compensation elements generally consist of a base salary, an annual cash incentive award, and for key employees and executives, long-term equity compensation.

Role of the Compensation Committee

The Company’s Board of Directors appoints members to the Compensation Committee to assist in recommending, managing and reviewing executive compensation for the Named Executive Officers. The Compensation Committee reviews and approves salaries, annual awards, long-term incentive compensation, benefits, and other compensation in order to ensure that the Company’s executive compensation strategy and principles are aligned with its business strategy, objectives and stockholder interests. The Compensation Committee meets quarterly prior to the quarterly meeting of the Board of Directors. Each member of the Compensation Committee is independent within the meaning of the rules and regulations of the Securities and Exchange Commission and the Nasdaq Listing Standards, as currently in effect. Further, the Board of Directors has determined that each member of the Compensation Committee is an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code (the “Code”).

The Compensation Committee engages consulting firms to provide external advisory services with respect to the Company’s executive compensation. The Compensation Committee maintains the sole authority to enter or terminate the relationship with an independent compensation consultant.

Say-On Pay Proposals

The Dodd-Frank Wall Street Reform and Consumer Protection Act that was passed by Congress in July of 2010 requires that companies include in their annual proxy statement a non-binding resolution seeking stockholder approval of Named Executive Officer compensation at stockholder meetings at least once every three years.  It also mandated a separate vote to determine how often the Say-On-Pay vote will be held (every one, two or three years), with such separate vote to be held at least once every six years. In 2011, stockholders voted to hold the Say-On-Pay vote every year and approved the compensation of the Company’s Named Executive Officers. The Compensation Committee reviewed the results of the advisory votes and based upon the results determined to hold the Say-On-Pay vote at the 2012 Annual Meeting and not to make any material changes to the Company’s executive compensation philosophy, policy, or structure.

Executive Compensation Methodology

The Compensation Committee takes into account various qualitative and quantitative indicators of corporate and individual performance in determining the level and composition of compensation to be paid to the Named Executive Officers. The Compensation Committee considers such corporate performance measures as net income, earnings per share, cash flow, operational excellence, execution of strategic plans, and growth and enrollments. The Compensation Committee also appreciates the importance of achievements that may be difficult to quantify, and accordingly recognizes qualitative factors such as individual performance, new responsibilities or positions within the Company, leadership ability and overall management contributions to the Company. The Committee also considers stockholder feedback provided from the Say-On-Pay advisory vote. The Compensation Committee may vary its quantitative measurements from employee to employee, and from year to year. The Company’s chief executive officer and Vice President of Human Resources consult with the Compensation Committee and provide recommendations with respect to the compensation of other Named Executive Officers. The Compensation Committee determines the compensation of the chief executive officer in its executive sessions. Compensation consultants assist the Compensation Committee in aligning the Company’s practices with the marketplace for talent, internal equity and performance requirements unique to the Company.

In general, the process by which the Compensation Committee makes decisions relating to executive compensation includes, but is not limited to, consideration of the following factors:

•                  The Company’s executive compensation philosophy and practices

•                  The Company’s performance relative to peers and industry standards

•                  Success in attaining annual and long-term goals and objectives

•                  Alignment of executive interests with stockholder interests through equity-based awards and performance-based compensation

•                  Individual and team contributions, performance and experience

•                  Total compensation and the mix of compensation elements for each Named Executive Officer

•                  Competitive market practices

The Compensation Committee assesses the competitive market of each component of the executives’ compensation and in the aggregate. Based upon these competitive reference points, the Compensation Committee establishes base salary ranges and target short-term and long-term incentive amounts. The Compensation Committee then considers each individual’s experience and performance in determining base salary levels and determines the required performance for short and long-term target incentives.

In implementing the Company’s compensation program, the Compensation Committee seeks to achieve a balance between compensation and the Company’s annual and long-term budgets and business objectives, encourage executive performance in furtherance of stated Company goals, provide variable compensation based on the performance of the Company, create a stake in the executive officer’s efforts by encouraging stock ownership in the Company, and align executive remuneration with the long-term interests of the Company’s stockholders.

In November 2011, the Compensation Committee engaged Towers Watson to perform a review of the current comprehensive compensation program offered by the Company, including the philosophy, policies, and structure of the program with respect to executive and director compensation.  The engagement also provides for assistance in implementing any approved design changes that result from the study. As of the date of this report, the compensation study was not entirely completed and thus was not fully available for consideration by the Compensation Committee in connection with executive compensation decisions for 2012. The Compensation Committee utilized the study completed by Towers Watson (formerly known as Watson Wyatt) in 2008 to serve as a basis for making compensation decisions for 2012. Details regarding this study are set forth in the Company’s proxy statement filed with the Securities and Exchange Commission on April 12, 2011.

Towers Watson has reviewed and recommended changes regarding the Company’s performance reviews and executive compensation philosophy, provided limited advice associated with total compensation packages for the current executive team, specifically related to the 2012 incentive plans, and reviewed the Compensation, Discussion and Analysis section contained in this report. For these services, Towers Watson earned approximately $7,000 in contracted fees as they executed the initial scope of their engagement, which was paid by the Company in 2012.

Executive Compensation Program Elements

For 2011, Named Executive Officers included Jeffrey D. Thomas, chief executive officer and president of the Company, Margaret M. Thomas, executive vice president of the Company, Anthony F. Dombrowik, senior vice president, chief financial officer, and secretary of the Company, and Kristi J. Gravelle, vice president of finance and accounting, and principal accounting officer of the Company. Effective April 1, 2012, Mrs. Gravelle left that role and transitioned to vice president of operations management for Ambassador Programs, Inc.

Base Salary. Base salary is set to attract and retain executive talent taking into consideration competitive market conditions with respect to comparable companies. Base salaries for the Named Executive Officers are established at levels considered appropriate in light of the duties and scope of responsibilities of each executive officer’s position, and the experience the individual brings to the position. Each Named Executive Officer has a salary band associated with such officer, which determines the minimum, median and maximum cash compensation level for such officer. Salaries are reviewed periodically and adjusted as warranted. Factors that are considered in this review of executive officers base salary include, but are not limited to, sustained individual performance and long-term business growth and development. Base salaries are managed within a competitive range for each position, reflecting both job performance and market forces, using data provided by the Company’s compensation consultants.

The Compensation Committee annually reviews the Company’s compensation program to ensure that pay levels and incentive opportunities are competitive with the market and reflect the performance of the Company. The Committee believes discussing the history of the decisions made since 2008 may be helpful in understanding and assessing the current base salaries offered to the Named Executive Officers. Based upon the research and recommendations of the 2008 Towers Watson compensation study, which took into account position, responsibilities, experience and performance of the Named Executive Officers, the Compensation Committee approved increases in base salary from $400,000 to $525,000 and from $220,000 to $341,000 for Mr. Thomas and Mrs. Thomas, respectively, in August 2008. However, based upon economic conditions and the outlook for 2009, management and the Compensation Committee subsequently determined that it was not the appropriate time to implement the Towers Watson’s market and performance based recommendations. In 2010, based on Towers Watson’s recommendations, Mr. Thomas did not receive a salary increase and his salary remained at $400,000; however, Mrs. Thomas’s salary was increased from $220,000 to $300,000, the first increase since 2007.  As a result of Mrs. Gravelle’s change in position from interim Chief Financial Officer to vice president, finance and accounting, Mrs. Gravelle’s base salary was decreased from $168,000 to $155,000 in November of 2010.

In November 2011, the Compensation Committee determined there would be no base salary increases for any of the Named Executive Officers effective in 2012 considering the Company’s current results. The Compensation Committee determined that overall compensation would be weighted more heavily on equity based awards or long-term incentive compensation to offer an overall competitive compensation package. With this in mind, the Compensation Committee establishes targets for annual cash incentive awards and equity-based compensation.

Annual Incentive Awards. Annual incentive awards are designed to focus the Company’s Named Executive Officers on annual operating achievement by compensating individuals based on achievement of specific goals related to Company performance and long-term stockholder value. Each Named Executive Officer is eligible for an annual incentive award, calculated by the Compensation Committee using the target percentage aligned with the executive officer’s unique base salary. For 2011, the target award for Named Executive Officers ranged from 30% to 75%, with a maximum potential award that ranged from 60% to 150% of base annual salary, depending on the executive officer’s position. For 2011, Mr. Thomas and Mr. Dombrowik did not receive an award, Mrs. Thomas received an award of $36,987 (20.5% of target), and Mrs. Gravelle received an award of $9,555 (20.5% of target).

The Company pays annual incentive awards to its Named Executive Officers based upon the achievement of pre-established targets that are indicative of the Company’s performance, as well as individual performance milestones to the extent they are met by the executive officer. Each Named Executive Officer has performance targets that align with the Company’s short-term and long-term goals.  In determining the goals of each individual, the Compensation Committee also considers job responsibilities and may align individual goals with areas of the business that the Named Executive Officer directly influences. For the 2011 goals, all Named Executive Officers had the 2011 pre-tax net income and 2012 enrolled revenue goal which reward overall financial performance for the current year and growth of the travel business for the upcoming year. Mr. Thomas and Mr. Dombrowik were assigned an earnings per share goal aimed to reward stockholder return on a consolidated basis.  Outside the financial performance and growth goal, Mrs. Thomas and Mrs. Gravelle were assigned goals that were more operational in nature aimed at rewarding new distribution channel development and operational efficiency and customer satisfaction.

The Compensation Committee approved the pre-established targets and individual performance milestones for 2011 for each Named Executive Officer in February 2011. In February 2012, the Compensation Committee reviewed actual performance achieved during 2011 against the pre-established targets and individual milestones. A summary of the results of the Compensation Committee’s review is set forth below:

	Target and Maximum Amounts Under Annual Cash Incentive Plan Awards(1)			2011 Payouts Made Under Pre-established Targets and Individual Milestones (allocation for each goal as % of target)
Name	Date Target Established	Target ($)	Maximum ($)	2011 Pre- tax Net Income and 2012 Enrolled Revenue(2)	Earnings per share(3)	2012 Non- traditional Enrolled Revenue(4)	Operational Excellence(5)
Jeffrey D. Thomas Chief Executive and President	2/15/2011	300,000	600,000	$—	$—	n/a	n/a
Margaret M. Thomas Executive Vice President	2/15/2011	180,000	360,000	$—	n/a	$16,241	$20,746
Anthony F. Dombrowik Senior Vice President Chief Financial Officer and Secretary	2/15/2011	144,000	288,000	$—	$—	n/a	n/a
Kristi J. Gravelle Vice President of Finance and Accounting	2/15/2011	46,500	93,000	$—	n/a	$4,195	$5,360

(1)

The amounts in these columns include the target and maximum amounts for each Named Executive Officer under individual non-incentive compensation plans as approved by the Compensation Committee on February 15, 2011 for the fiscal year ended December 31, 2011. The plans do not have a threshold or minimum payout amount.

(2)

Combined Achievement of 2011 Pre-tax Net Income and 2012 Enrolled Revenue: Approximately $19,200, $8,640, $9,216, and $2,232 were payable to Mr. Thomas, Mrs. Thomas, Mr. Dombrowik, and Mrs. Gravelle, respectively, for every one percent of enrolled revenue growth that our largest operating subsidiary, Ambassador Programs, Inc. (“Ambassador Programs”), achieved in excess of $166.6 million, up to $210.0 million. This goal was combined with achievement of net income before tax where eligibility was based on achievement of income in excess of $16.6 million, up to $27.5 million. The Company’s enrolled revenue was $146.9 million, and net income before tax was below $16.6 million negating the combined achievement goal.

(3)

Earnings per Share: Approximately $6,000, and $2,880 were payable to Mr. Thomas and Mr. Dombrowik, respectively, for every $0.01 that the Company’s earnings per share exceeded $0.60 per share, up to $0.80 per share. The Company’s earnings per share for 2011 was $0.17. The Compensation Committee determined that no payment would be made with regard to this milestone.

(4)

Non-traditional 2012 Enrolled Revenue: Approximately $11,250 and $2,906 were payable to Mrs. Thomas and Mrs. Gravelle, respectively, for achievement of every $1.0 million of non-traditional enrolled revenue for Ambassador Programs, in excess of $8.0 million, up to $16.0 million. Non-traditional enrolled revenue represents enrollments received outside the direct mail marketing model through new inventive lead acquisition techniques. Ambassador Programs’ non-traditional enrolled revenue was $9.44 million. The Compensation Committee determined that Mrs. Thomas and Mrs. Gravelle earned the payment noted above for partial achievement with regard to this milestone.

(5)

Operational Excellence: Approximately $284 and $73 were payable to Mrs. Thomas and Mrs. Gravelle, respectively, for every day the Company’s operational excellence exceeds 175 days, up to 365 days. Days of operational excellence measure safety, customer operations, and customer communication across 10 measurements, all of which must be met at an excellent level to count as one day of operational excellence. The Company achieved 248 days of operational excellence. The Compensation Committee determined that Mrs. Thomas and Mrs. Gravelle earned the payment noted above for partial achievement with regard to this milestone.

Information regarding the annual incentive compensation for 2011 awarded to each of the Named Executive Officers is also shown in the “Non-Equity Incentive Plan Information” column of the “Summary Compensation Table” and the “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” column of the “Grants of Plan-Based Awards Table”.

For 2012, the Compensation Committee approved pre-established targets and individual performance milestones for each Named Executive Officer in February 2012. Due to the decreased financial performance anticipated in 2012, the Compensation Committee decided to reduce cash incentive eligibility of each Named Executive Officer by approximately 50 percent from the previous year. In prior years, the Chief Executive Officer’s and Chief Financial Officer’s incentive plans predominately targeted financial performance. Considering the Company’s focus to aggressively develop non-mail growth initiatives, the Compensation Committee determined to restructure the annual incentives for the Chief Executive Officer and Chief Financial Officer to increase the emphasis on growth initiatives by providing more evenly weighted potential payouts for financial performance and growth, in particular for developing new non-mail sales and marketing channels.  Beyond the baseline cash incentive, Mr. Thomas has an opportunity to earn an additional 25 percent of his target award, which has been included in the target dollars stated in the table below, related to the non-mail growth initiative if achieved as this goal has direct alignment to advancements in the business that are expected to spur growth related to new initiatives.  Mrs. Thomas has an opportunity to earn an additional 25 percent of her target award, which has been included in the target dollars stated in the table below, related to return on invested operating capital utilized in Ambassador Programs as this goal directly aligns with lowering our cost to acquire a traveler.

For the 2012 goals, all Named Executive Officers were assigned three baseline goals: 2012 pre-tax net income, 2013 traditional enrolled revenue, and 2013 enrolled revenue from non-mail sources. These goals are aimed to reward overall financial performance for the current year, and both general enrollment growth and new distribution channel growth for the travel business for the upcoming year. In addition to these goals, Mrs. Thomas, Mr. Dombrowik, and Mrs. Gravelle have a goal for return on invested operating capital targeted at increasing operational efficiency and reducing the cost to acquire a traveler. A summary of the Compensation Committee’s 2012 incentive plan developed for the Named Executive Officers is set forth below:

	Estimated Future Payouts Under Annual Cash Incentive Plan Awards(1)			2012 Pre-established targets and individual milestones (allocation for each goal as % of target)
Name	Date Target Established	Target ($)	Maximum ($)	2012 Pre-tax Net Income (2)	2013 Enrolled Revenue(3)	2013 Non-traditional Enrolled Revenue(4)	Return on Invested Operating Capital(5)	Total Opportunity (as a % of target)
Jeffrey D. Thomas
Chief Executive and
President	2/16/2012	187,500	375,000	40%	20%	40%	n/a	100%
Margaret M. Thomas
Executive Vice President	2/16/2012	112,500	225,000	48%	16%	16%	20%	100%
Anthony F. Dombrowik
Senior Vice President Chief Financial Officer and Secretary	2/16/2012	72,000	144,000	45%	15%	15%	25%	100%
Kristi J. Gravelle
Vice President of
Finance and Accounting	2/16/2012	23,250	46,500	45%	15%	15%	25%	100%

(1)

The amounts in these columns include the target and maximum amounts for each Named Executive Officer under individual non-incentive compensation plans as approved by the Compensation Committee on February 16, 2012 for the fiscal year ended December 31, 2012. The plans do not have a threshold or minimum payout amount.

(2)

Achievement of 2012 Pre-tax Net Income: Approximately $11,719 and $4,050 will be payable to Mr. Thomas and Mr. Dombrowik, respectively, for achievement of every $0.5 million of pre-tax net income in excess of $6.6 million up to $10.6 million, as it will be measured on a consolidated basis. Approximately $8,438 and $1,308 will be payable to Mrs. Thomas and Mrs. Gravelle, respectively, for achievement of every $0.5 million of pre-tax net income in excess of $10.2 million up to $14.2 million, as their goal will be measured on our largest operating subsidiary Ambassador Programs.

(3)

2013 Enrolled Revenue: Approximately $2,344 and $540 will be payable to Mr. Thomas and Mr. Dombrowik, respectively, for achievement of every $3.0 million of enrolled revenue growth for all travel programs in excess of $140.0 million, up to $200.0 million. Approximately $1,125 and $174 will be payable to Mrs. Thomas and Mrs. Gravelle, respectively, for achievement of every $2.0 million of enrolled revenue growth for Ambassador Programs in excess of $147.0 million, up to $187.0 million. Enrolled revenue consists of estimated gross receipts to be recognized, in the future, upon travel of an enrolled participant.

(4)

2013 Enrolled Revenue from Non-direct Mail Sources: Approximately $4,688, $1,125, $540 and $174 will be payable to Mr. Thomas, Mrs. Thomas, Mr. Dombrowik, and Mrs. Gravelle, respectively, for achievement of every $2.0 million of enrolled revenue from non-direct mail sources, in excess of $14.0 million, up to $54.0 million. Enrolled revenue from non-direct mail sources represents enrollments received outside the traditional direct mail marketing model using new lead acquisition and conversion techniques.

(5)

Return on Invested Operating Capital for Ambassador Programs: Approximately $3,516, $2,250, and $727 will be payable to Mrs. Thomas, Mr. Dombrowik, and Mrs. Gravelle, respectively, for every 5% improvement of return on investment of operating capital improvement, measured as net revenue earned in excess of operating dollars spent, that Ambassador Programs achieves in excess of 1.30, up to 1.70.

Long-Term Incentive Compensation/Equity-Based Awards. The Company’s long-term incentive program is designed to retain the Named Executive Officers and to align the interests of the Named Executive Officers with the interests of the Company’s stockholders. The Company’s long-term incentive program consists of periodic grants of stock options and restricted stock, which are made at the discretion of the Compensation Committee under the Incentive Plan. Decisions made by the Compensation Committee regarding the amount of the grant and other discretionary aspects of the grant take into consideration Company performance, growth, individual performance and experience, contributions to the Company’s development, competitive forces to attract and retain senior management, and the nature and terms of grants made in prior years. The Compensation Committee considers the compensation data, provided by consultants, which sets forth median annualized long-term incentive values, the objectives of the long-term incentives, the availability of shares and the perceived value of the available instruments. A combination of stock options and time-based restricted stock were granted to the Named Executive Officers in 2011 to achieve the objectives of the Company’s long-term incentive program. Stock options create incentive for increasing the Company’s stock price by aligning executives’ interests with the stockholders’ interests. Time based restricted stock awards that have cliff vesting and pay dividends are intended to provide retention value even with fluctuations in the equity market.

Under the Incentive Plan, in addition to options and restricted stock, the Compensation Committee may also grant, in its discretion, stock appreciation rights and may make other awards.

The Compensation Committee typically grants awards to the Named Executive Officers under the Incentive Plan at its fourth-quarter meeting held each year. Except in very limited circumstances, the Compensation Committee does not grant equity awards to Named Executive Officers at other times during the year. All equity awards are made at fair market value on the date of grant, which is the date on which the Compensation Committee authorizes the grant. Under the Incentive Plan, fair market value is determined by the closing price of the Company’s Common Stock on the date of grant.

Each Named Executive Officer has a salary band associated with such officer that determines the minimum, median and maximum cash compensation level as well as the possible multiples used to calculate equity awards for such officer. Each Named Executive Officer is assigned to a unique salary band and therefore has different starting points and ranges for multiples.

In November 2011, a combination of stock options and time-based restricted stock were granted to the Named Executive Officers, based upon a multiple of their current base salaries. In considering the equity award multiple, the Compensation Committee chose to award at a lower multiple than in the prior year since the share price had substantially declined over the last year. Awards were made using the same number of shares awarded in 2010 for all Named Executive Officers, except for Mr. Dombrowik whose grant was made in accordance with his offer letter.  These awards resulted in a lower cash value and accomplished the Compensation Committee’s objective of allotting a considerable portion of compensation toward long-term incentives. This action was designed to reward and leverage improved financial performance over the longer term and aligns the interests of the Named Executive Officers and the stockholders.

As stated above, base salaries remained the same as 2011 for all Named Executive Officers and cash incentives were reduced due to the lower earnings performance achieved. In making its determination, among other factors, the Compensation Committee considered the decreased financial performance of the Company and the possibility that part of the decline in financial performance could be attributed to general economic factors influencing the educational travel business as a whole. The Compensation Committee believes the Named Executive Officers should be rewarded for individual contributions to strategic initiatives and incented to continue rebuilding the business through long-term awards.  The Compensation Committee’s decision to award equity to the Named Executive Officers recognizes individual performance, which includes providing notable leadership, building a team experienced in change management and aimed at implementing the strategic plans, and advancing activities that drive non-mail marketing initiatives, improving quality and enhancing customer satisfaction. These contributions advance the Company’s development and position the Company for long-term success.

The Compensation Committee awarded Mr. Thomas an equity grant award valued at $365,853 based upon his base salary of $400,000 and a multiple of 0.91, which was in the 29th percentile of competitive equity award multiples. The Compensation Committee chose a multiple of 0.91 due to the following factors:

•                  Mr. Thomas exhibited high individual performance by leading the Company’s efforts to identify new strategic initiatives, maintaining gross margin near 40 percent, building a change team to drive non-mail initiatives;

•                  Mr. Thomas’ salary has not increased since 2004; and

•                  To provide a competitive total compensation package that considers the decline in financial performance yet rewards continued progress in the long-term.

The Compensation Committee awarded Mrs. Thomas an equity grant award valued at $109,754 based upon her base salary of $300,000 and a multiple of 0.37, which was the 18th percentile of competitive equity award multiples. The Compensation Committee chose a multiple of 0.37 due to the following factors:

•                  Mrs. Thomas exhibited individual performance by leading the Company’s efforts to implement operational excellence measurements that improve quality and customer satisfaction as well as achieving high gross margins;

•                  Mrs. Thomas implemented new strategies targeted at building a non-mail marketing initiatives which will serve as a baseline for improved lead generation, customer service, and financial ratios; and

•                  To provide a competitive total compensation package that considers the decline in financial performance yet rewards continued progress in the long-term.

The Compensation Committee awarded Mr. Dombrowik an equity grant award valued at $157,074 based upon his base salary of $240,000 and a multiple of 0.64, which was the 45th percentile of competitive equity award multiples. This award multiple was set as part of the overall compensation package offered to Mr. Dombrowik to join the Company in 2010 and was considered commensurate with his experience and expected contribution in his position.

The Compensation Committee awarded Mrs. Gravelle an equity grant award valued at $33,805 based upon her base salary of $155,000 and a multiple of 0.22, which was the 32nd percentile of competitive equity award multiples. The Compensation Committee chose a multiple of 0.22 due to the following factors:

•                  Mrs. Gravelle exhibited individual performance by successfully leading the Company’s accounting and compliance efforts, driving the Company’s efforts to implement operational excellence measurements that improve quality and customer satisfaction and achieving high gross margins; and

•                  To provide a competitive total compensation package that considers the decline in financial performance yet rewards continued progress in the long-term.

Benefits and Perquisites. Benefits and perquisites are designed to attract and retain key employees in light of competitive market conditions. Currently, the Named Executive Officers are eligible to participate in benefit plans available to all employees including our 401(k) Plan and the Incentive Plan. Other benefits and perquisites are limited and are provided at the discretion of the Compensation Committee. These benefits include medical and dental health insurance plans, life, and long-term disability insurance plan benefits. The 401(k) Plan and the medical and dental plans require each participant to pay a contributory amount. The Company provides a matching contribution to its 401(k) Plan that is discretionary for participating employees, including the Named Executive Officers. Employee individual plan contributions are subject to the maximum contribution allowed by the Internal Revenue Service. Under the Company’s long-term disability insurance plan, the Company pays insurance premiums of up to $50,000. Although the benefits and perquisites are considered when determining the overall compensation of the Named Executive Officers, the amounts involved are not deemed to be so material as to significantly impact the other types of compensation provided to them.

Severance Benefits.

Jeffrey D. Thomas. On September 27, 2006, the Company entered into an employment agreement with Jeffrey D. Thomas, which provides for certain severance benefits upon: (i) a termination of his employment by the Company for cause or by Mr. Thomas without good reason; (ii) termination of his employment by the Company without cause or by Mr. Thomas with good reason; (iii) termination of his employment by the Company without cause or by Mr. Thomas with good reason in connection with a change in control; and (iv) his death or permanent disability. The Company designed Mr. Thomas’ severance package to be commensurate with the marketplace and set payout amounts at levels it deemed appropriate to retain the services of Mr. Thomas in light of his significant personal knowledge, significant business experience, established track record in the Company’s business sector, and his contacts in the travel industry. The terms of Mr. Thomas’ severance benefits are summarized below under the heading “Employment Contracts, Termination of Employment and Change in Control Arrangements.”

Margaret M. Thomas. On March 9, 2011, the Company entered into a severance agreement with Margaret M. Thomas, which provides for certain severance benefits upon: (i) termination of her employment by the Company without cause or by Mrs. Thomas with good reason; and (ii) termination of her employment by the Company without cause or by Mrs. Thomas with good reason in connection with a change in control. The Company designed Mrs. Thomas’ severance package to be commensurate with the marketplace and set payout amounts at levels it deemed appropriate to retain the services of Mrs. Thomas in light of her significant personal knowledge, significant business experience, established track record in the Company’s business sector, and her contacts in the travel industry. The terms of Mrs. Thomas’ severance benefits are summarized below under the heading “Employment Contracts, Termination of Employment and Change in Control Arrangements.”

Anthony F. Dombrowik. On March 9, 2011, the Company entered into a severance agreement with Anthony F. Dombrowik, which provides for certain severance benefits upon: (i) termination of his employment by the Company without cause or by Mr. Dombrowik with good reason; and (ii) termination of his employment by the Company without cause or by Mr. Dombrowik with good reason in connection with a change in control. The Company designed Mr. Dombrowik’s severance package to be commensurate with the marketplace and set payout amounts at levels it deemed appropriate to retain the services of Mr. Dombrowik in light of his significant business experience, and established record of accomplishment in the public company and accounting sector. The terms of Mr. Dombrowik’s severance benefits are summarized below under the heading “Employment Contracts, Termination of Employment and Change in Control Arrangements.”

Total Compensation Mix

The Compensation Committee believes that the elements described above provide a well-proportioned mix of at-risk or performance-based compensation,  fixed compensation, and retention-based compensation that produces short-term and long-term incentives and rewards. The Company believes this compensation mix provides the Named Executive Officers a measure of security as to the minimum levels of compensation they are eligible to receive, while motivating the Named Executive Officers to focus on the business measures that will produce a high level of performance for the Company, as well as reducing the risk of recruitment of highly qualified executive talent by our competitors. The mix of annual incentives and equity-based awards likewise provides an appropriate balance between short-term financial performance and long-term financial and stock performance. The Company believes that its compensation mix results in a pay-for-performance orientation that is aligned with its compensation philosophy to pay median pay for median performance and above-market pay for superior performance.

Impact of Accounting and Tax on the Form of Compensation

The Compensation Committee considers applicable tax, securities laws and accounting regulation in structuring and modifying its compensation arrangements and employee benefit plans. The Compensation Committee has considered the impact of the generally accepted accounting principles (“GAAP”) on the Company’s use of equity-based awards. This consideration factored heavily in the Company’s decision with respect to restricted stock and stock options grants made in 2009, 2010 and 2011, limiting the total equity-based awards granted to non-executives. The Compensation Committee also considers the limits on deductibility of compensation imposed by Section 162(m) of the Code with respect to annual compensation exceeding $1.0 million and Section 280(b) of the Code with respect to change in control payments exceeding specified limits.

Compensation Policies and Practices As They Relate to the Company’s Risk Management

In determining whether our compensation policies and procedures could have a material adverse effect on the Company, the Company conducted an assessment and assigned oversight of risk associated with compensation to the Compensation Committee because of their familiarity and involvement with the Company’s compensation policies. In completing this assessment, the Company developed a complete list of its compensation programs for all employees, including executives. We then analyzed each aspect of our compensation programs, including salaries, cash incentive, 401(k) benefits, sales compensation plans, and equity grants and/or awards to identify what kinds of risks it might pose. We paid particular attention to the programs in which executive officers and sales employees participate, since those employees have the kind of responsibilities and duties that may lead to risk. It is worthy to note that our industry does not lend itself to exceedingly risky activities that are out of the ordinary to most companies.

We then identified and evaluated the program features and design, potential risks associated with the program, and our practices that enable us to monitor or mitigate the identified risks. Based on our findings, we concluded that the Company does not have high-risk compensation policies and that as monitored and managed, risks relating to our compensation policies are not reasonably likely to have a material adverse effect on the Company as a whole.

Summary Compensation Table — 2011, 2010, and 2009

The following table sets forth the compensation for the principal executive officer, the principal financial officer, and the Company’s only other executive officer serving on December 31, 2011 whose individual remuneration exceeded $100,000 for the fiscal year ended December 31, 2011, 2010 and 2009 (the “Named Executive Officers”):

Name	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(3),(4),(5) ($)	Total ($)
Jeffrey D. Thomas,	2011	400,000	—	205,457	160,396	—	—	9,178	775,031
Chief Executive Officer	2010	400,000	—	500,005	500,001	—	—	9,572	1,409,578
and President	2009	400,000	—	553,840	597,740	164,510	—	9,647	1,725,737

Margaret M. Thomas,	2011	300,000	—	61,635	48,119	36,987	—	8,290	455,031
Executive Vice President	2010	300,000	—	149,996	150,000	60,480	—	8,766	669,242
	2009	220,000	—	170,498	184,094	65,784	—	7,369	647,745

Anthony F. Dombrowik,	2011	240,000	—	82,052	75,022	—	—	6,923	403,997
Senior Vice President	2010	50,769	—	78,001	78,002	50,000	—	574	257,346
Chief Financial Officer and Secretary(6)

Kristi J. Gravelle,	2011	155,000	—	18,984	14,821	9,555	—	7,417	205,777
Vice President Finance and	2010	164,904	—	46,200	46,202	3,433	—	7,173	267,912
Accounting	2009	133,544	—	15,748	17,004	8,242	—	5,088	179,626

(1)

The amounts in the “Stock Awards” column reflect the aggregate grant date fair value of awards granted under our 2009 Equity Participation Plan determined in accordance with stock-based compensation accounting principles. See Note 10 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011 regarding assumptions underlying the valuation of these equity awards.

(2)

The amounts in the “Option Awards” column reflect the aggregate grant date fair value of awards granted under our 2009 Equity Participation Plan determined in accordance with stock-based compensation accounting principles. See Note 10 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011 regarding assumptions underlying the valuation of these equity awards.

(3)	Individual breakdowns of amounts set forth in “All Other Compensation” with respect to the fiscal year ended December 31, 2011 are as follows:

Name	Matching 401 (k) Contributions $	Membership Dues $	Medical and Dental Health Insurance Payments $	Life and L-T Disability Insurance Payments $	Total All Other Compensation $
Jeffrey D. Thomas	4,125	—	4,583	470	9,178
Margaret M. Thomas	2,638	—	5,182	470	8,290
Anthony F. Dombrowik	—	—	6,453	470	6,923
Kristi J. Gravelle	2,376	—	4,583	458	7,417

(4)	Individual breakdowns of amounts set forth in “All Other Compensation” with respect to the fiscal year ended December 31, 2010 are as follows:

Name	Matching 401 (k) Contributions $	Membership Dues $	Medical and Dental Health Insurance Payments $	Life and L-T Disability Insurance Payments $	Total All Other Compensation $
Jeffrey D. Thomas	4,558	—	4,580	434	9,572
Margaret M. Thomas	3,000	152	5,180	434	8,766
Anthony F. Dombrowik	—	—	538	36	574
Kristi J. Gravelle	2,264	—	4,580	329	7,173

(5)	Individual breakdowns of amounts set forth in “All Other Compensation” with respect to the fiscal year ended December 31, 2009 are as follows:

Name	Matching 401 (k) Contributions $	Membership Dues $	Medical and Dental Health Insurance Payments $	Life and L-T Disability Insurance Payments $	Total All Other Compensation $
Jeffrey D. Thomas	—	4,133	4,528	986	9,647
Margaret M. Thomas	—	1,620	5,177	572	7,369
Kristi J. Gravelle	105	—	4,570	413	5,088

(6)	Anthony F. Dombrowik has served as the Company’s senior vice president, chief financial officer and secretary since October 18, 2010.

Company Plans

Information regarding the Company’s plans is set forth in Item 12 of this report under the heading “Securities Authorized for Issuance under Equity Compensation Plans”.

Grants of Plan-Based Awards Table - 2011

The following table sets forth the plan-based grants made during the fiscal year ended December 31, 2011 to each of our Named Executive Officers.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant date Fair Value of Stock and
Name(1)	Grant Date	Target ($)	Maximum ($)	Stock or Units(3),(7) (#)	Underlying Options (4),(7) (#)	Awards(5) ($/Sh)	Options Awards(6) ($)
Jeffrey D. Thomas	11/9/2011			45,455	99,010	$4.52	365,853
Chief Executive Officer and President	2/15/2011	300,000	600,000
Margaret M. Thomas	11/9/2011			13,636	29,703	$4.52	109,754
Executive Vice President	2/15/2011	180,000	360,000
Anthony F. Dombrowik	11/9/2011			18,153	46,310	$4.52	157,074
Senior Vice President
Chief Financial Officer and Secretary	2/15/2011	144,000	288,000
Kristi J. Gravelle	11/9/2011			4,200	9,149	$4.52	33,805
Vice President Finance and Accounting	2/15/2011	46,500	93,000

(1)	The Company does not maintain an equity plan that provides for payments based upon achievement of threshold, target and/or maximum goals for Named Executive Officers.
(2)

The amounts in these columns include the target and maximum amounts for each Named Executive Officer under individual non-incentive compensation plans as approved by the Compensation Committee on February 15, 2011 for the fiscal year ended December 31, 2011. The plans do not have a threshold or minimum payout amount.

(3)	Restricted stock vests 100% after four years from the date of grant.
(4)	The option grants vest over four years at 25% per year and expire after ten years.
(5)	The exercise price for grants of stock options is determined using the closing price of the Company’s Common Stock on the date of grant.
(6)

The grant date fair value of the stock options and restricted stock awards shown in the table above was computed in accordance with stock-based compensation accounting principles and represents the total projected expense to the Company of grants made in 2011. For a description of the accounting policies and the assumptions used in determining the value of the stock options and restricted stock awards, see the notes to the financial statements included in our Annual Report on Form 10-K filed on March 12, 2012.

(7)	Please refer to ‘Long-Term Incentive Compensation/Equity-Based Awards’ on page 29 for the methodology and rationale behind granting stock awards and options awards during 2011.

Outstanding Equity Awards at Fiscal Year-End Table — 2011

The following table sets forth the outstanding equity awards as of December 31, 2011.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (1)(#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price(2) ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(3) (#)		Market Value of Shares or Units of Stock That Have Not Vested(4) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Jeffrey D. Thomas	250,000	—	—	$6.00	3/1/12
Chief Executive Officer and President	60,236	—	—	$9.75	11/7/13
	101,504	—	—	$16.74	11/18/14
	85,646	—	—	$26.80	11/11/15
	65,000	—	—	$27.46	11/9/16
	119,000	—	—	$17.11	11/8/17
	61,875	20,625	—	$9.19	11/13/18
	60,500	60,500	—	$12.04	11/12/19
	24,752	74,258	—	$11.00	11/10/20
	—	99,010	—	$4.52	11/9/21
						165,810	(5)	$747,803	—	—
Margaret M. Thomas	90,000	—	—	$6.00	3/1/12
Executive Vice President	19,592	—	—	$9.75	11/7/13
	11,278	—	—	$16.74	11/18/14
	12,000	—	—	$26.80	11/11/15
	6,000	—	—	$27.46	11/9/16
	12,600	—	—	$17.11	11/8/17
	25,575	8,525	—	$9.19	11/13/18
	18,633	18,633	—	$12.04	11/12/19
	7,425	22,278	—	$11.00	11/10/20
	—	29,703	—	$4.52	11/9/21
						53,333	(6)	$240,532	—	—
Anthony F.	3,861	11,585	—	$11.00	11/10/20
Dombrowik	—	46,310	—	$4.52	11/9/21
Senior Vice President Chief Financial Officer and Secretary						25,244	(7)	$113,850	—	—

Kristi J. Gravelle	5,000	—	—	$17.11	11/8/17
Vice President Finance and Accounting	675	225	—	$9.19	11/13/18
	1,721	1,721	—	$12.04	11/12/19
	2,287	6,862	—	$11.00	11/10/20
	—	9,149	—	$4.52	11/9/21
						10,008	(8)	$45,136

(1)	Each option grant vests pro rata over four years beginning on the first anniversary of the grant date and has a ten-year term.
(2)	The exercise price for grants of stock options is determined using the closing price of the Company’s Common Stock on the date of grant.
(3)	Restricted stock vests 100% after four years from the date of grant.
(4)	The market value of shares of restricted stock that has not vested was determined using the closing date market price of the Company’s Common Stock on December 31, 2011, $4.51 per share.

(5)

Consists of: (i) 28,900 shares granted on November 13, 2008; (ii) 46,000 shares granted on November 12, 2009; (iii) 45,455 shares granted on November 10, 2010; and (iv) 45,455 shares granted on November 9, 2011.

(6)

Consists of: (i) 11,900 shares granted on November 13, 2008; (ii) 14,161 shares granted on November 12, 2009; (iii) 13,636 shares granted on November 10, 2010; and (iv) 13,636 shares granted on November 9, 2011.

(7)	Consists of: (i) 7,091 shares granted on November 10, 2010; and (ii) 18,153 shares granted on November 9, 2011.
(8)

Consists of: (i) 300 shares granted on November 13, 2008; (ii) 1,308 shares granted on November 12, 2009; (iii) 4,200 shares granted on November 10, 2010; and (iv) 4,200 shares granted on November 9, 2011.

Option Exercises and Stock Vested Table — 2011

The following table sets forth certain information with respect to exercised options and vested stock awards for the fiscal year ended December 31, 2011.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercised ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Jeffrey D. Thomas	—	—	39,000	186,030
Chief Executive Officer and President
Margaret M. Thomas	—	—	4,200	20,034
Executive Vice President
Anthony F. Dombrowik	—	—	—	—
Senior Vice President, Chief Financial Officer and Secretary
Kristi J. Gravelle	—	—	—	—
Vice President, Fiance and Accounting

Pension Benefits

The Company does not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

The Company does not maintain any non-qualified defined contribution or deferred compensation plans.

Employment Contracts, Termination of Employment and Change in Control Arrangements

On September 27, 2006, the Company entered into an Employment Agreement with its president and chief executive officer, Jeffrey D. Thomas. The description of the Employment Agreement set forth below does not purport to be complete and is qualified in its entirety by reference to the text of the Employment Agreement, which was attached as an exhibit to the Company’s Form 8-K filed on October 3, 2006 with the Securities and Exchange Commission and is incorporated by reference herein.

Termination of Mr. Thomas’ Employment under Specific Circumstances Triggering Payment

In the event Mr. Thomas is terminated for any of the reasons set forth below, Mr. Thomas will be entitled to receive certain compensation as more fully described herein. The severance benefits set forth below are designed to maintain a productive, long-term relationship between the Company and Mr. Thomas and are consistent with severance benefits offered to officers in similar industries or sized companies.

Termination for “Cause” or without “Good Reason”

The Company may terminate Mr. Thomas’s employment for “Cause” or Mr. Thomas may terminate his employment without “Good Reason”. The term “Cause” means any of the following events: (a) Mr. Thomas is convicted, or pleads guilty or nolo contendre to, a felony or a crime involving moral turpitude; (b) Mr. Thomas engages in gross negligence or gross or willful misconduct in connection with the performance of his responsibilities under the Employment Agreement; (c) after written notice to Mr. Thomas, he repeatedly fails to comply materially with any material Company policy; or (d) Mr. Thomas materially breaches any material term or provision of the Employment Agreement and fails to cure such breach within thirty (30) days after he receives written notice from the Company.

The term “Good Reason” means any of the following events: (a) withdrawal by the Company from Mr. Thomas of any substantial part of his duties then being performed, or responsibility or authority then being carried by him, or a material change in his reporting lines; (b) assignment by the Company to Mr. Thomas of substantial additional duties or responsibilities which are inconsistent with the duties or responsibilities then being carried out by Mr. Thomas; (c) material reduction in the level of Mr. Thomas’s responsibility, authority, autonomy, title, compensation, executive perquisites, or other employee benefits; (d) failure to keep Mr. Thomas in office as president and chief executive officer of the Company; (e) the Company materially breaches any material term or provision of the Employment Agreement and fails to cure such breach within thirty (30) days after the Company receives written notice thereof from Mr. Thomas; (f) fraud on the part of the Company; or (g) discontinuance of the active operation of the business of the Company.

If Mr. Thomas is terminated by the Company for “Cause” or Mr. Thomas terminates his employment without “Good Reason,” then Mr. Thomas will be entitled to receive any unpaid salary, unpaid expenses, unpaid vacation days, and any other benefits provided to him under the Company’s benefit programs through the date of his termination. The Employment Agreement also contains certain restrictive covenants and other prohibitions that preclude Mr. Thomas from competing with the Company or soliciting its employees or customers for two (2) years from the effective date of termination of his employment. In consideration for these obligations and covenants to be performed by Mr. Thomas following termination by the Company for “Cause” or termination by Mr. Thomas without “Good Reason,” Mr. Thomas will be entitled to receive (1) $100,000 on the effective date of termination of his employment, plus (2) an amount equal to the average annual base salary plus the average annual bonus paid to Mr. Thomas for the two full fiscal years immediately preceding his termination less $100,000, one year following the date of his termination, provided that Margaret M. Thomas is employed by the Company during the entire one-year period (the “Noncompete/Nonsolicitation Payment”).

If Mr. Thomas were terminated by the Company for “Cause” or Mr. Thomas terminated his employment without “Good Reason” on December 31, 2011, the maximum severance payments owed to Mr. Thomas would have been as follows:

Termination for “Cause” or resignation without “Good Reason”
Unpaid Salary	$—
Unpaid Expenses	—
Unpaid Vacation Days	39,485
Amounts Due under Benefit Programs(1)	—
Noncompete/Nonsolicitation Payment(2)	1,082,929
Total (3)	$1,122,414

(1)	Amount consists of life and disability insurance benefits.
(2)

In determining the annual bonuses to be paid to Mr. Thomas as a portion of the Noncompete/Nonsolicitation Payment, the Company included the cash amounts owed to Mr. Thomas as well as the value ascribed for financial accounting purposes on the date of grants of any stock options and/or restricted stock issued to Mr. Thomas.

(3)

Any payments or other consideration to be received are subject to the deduction limitations and tax imposed by Sections 280G and 4999 of the Code, or to any similar tax imposed by state or local law, or to any interest or penalties with respect to such taxes (collectively “Excise Tax”). Any such payments and value of the other consideration will be reduced, or refunded, as the case may be, by the minimum amount necessary so as to avoid the application of any Excise Tax.

Termination without “Cause” or with “Good Reason”

Under the terms of the Employment Agreement, the Company may terminate Mr. Thomas’ employment without “Cause” by delivering written notice to him. In this case, termination will be effective on the date that notice is received by Mr. Thomas or such later date, not to exceed three (3) months, as may be specified in the notice. In addition, under the terms of the Employment Agreement, Mr. Thomas may terminate his employment with “Good Reason” by delivering written notice to the Company. In this case, termination will be effective thirty (30) days after the date notice is received by the Company or such later date, not to exceed three (3) months, as may be selected by the Board of Directors. In the event the Company terminates Mr. Thomas’ employment without “Cause” or Mr. Thomas terminates his employment with “Good Reason,” then on the effective date of termination, the Company will pay Mr. Thomas any unpaid salary, unpaid expenses, unpaid vacation days, a prorated bonus and any benefits provided to him under the Company’s benefit programs. In addition, the Company will be required to pay Mr. Thomas an amount equal to the projected costs of his medical insurance for eighteen (18) months immediately following termination. Furthermore, all of Mr. Thomas’ unvested stock options and stock grants will fully vest upon the date his termination becomes effective. Mr. Thomas will also be entitled to receive the Noncompete/Nonsoliciation Payment.

If Mr. Thomas had been terminated on December 31, 2011 without “Cause” or Mr. Thomas resigned with “Good Reason” on December 31, 2011, the maximum severance payments owed to Mr. Thomas would have been as follows:

Termination without “Cause” or resignation for “Good Reason”
Unpaid Salary	$—
Unpaid Expenses	—
Unpaid Vacation Days	39,485
Prorated Bonus	—
Amounts Due under Benefit Programs(1)	—
Medical Insurance	6,374
Accelerated Vesting of Stock Options and Restricted Stock(2)	923,693
Noncompete/Nonsolicitation Payment(3)	1,082,929
Total(4)	$2,052,481

(1)	Amount consists of life and disability insurance benefits.
(2)

The stock option value is calculated by multiplying the number of unvested shares by the difference between the grant price and the closing stock price on December 31, 2011 ($4.51). The value of restricted stock is calculated by multiplying the number of unvested shares by the closing stock price on December 31, 2011.

(3)

In determining the annual bonuses to be paid to Mr. Thomas as a portion of the Noncompete/Nonsolicitation Payment, the Company included the cash amounts owed to Mr. Thomas as well as the value ascribed for financial accounting purposes on the date of grants of any stock options and/or restricted stock issued to Mr. Thomas.

(4)

Any payments or other consideration to be received are subject to the deduction limitations and tax imposed by Sections 280G and 4999 of the Code, or to any Excise Tax. Any such payments and value of the other consideration will be reduced, or refunded, as the case may be, by the minimum amount necessary so as to avoid the application of any Excise Tax.

Termination without “Cause” or with “Good Reason” in Connection with a “Change in Control”

In the event the Company terminates Mr. Thomas’ employment without “Cause” or Mr. Thomas terminates his employment with “Good Reason,” and the notice of termination is given in anticipation of, or within the two (2) year period immediately following a “Change in Control,” Mr. Thomas will be entitled to receive, in addition to the amounts provided for in the section entitled “Termination without ‘Cause’ or with ‘Good Reason’” set forth previously, an amount equal to the average of his annual base salary and average annual bonus for the two (2) full fiscal years immediately preceding termination. For purposes of the Employment Agreement, “Change in Control” means the occurrence of any of the following events: (i) any sale, lease, license, exchange or other transfer to a party not affiliated with the Company (in one transaction or a series of related transactions) of all, or substantially all, of the business and/or assets of Company; (ii) a merger or consolidation of the Company and the Company is not the surviving entity; (iii) a reorganization or liquidation of the Company; or (iv) a merger, consolidation, tender offer or any other transaction involving the Company, if the equity holders of the Company immediately before such merger, consolidation, tender offer or other transaction do not own, directly or indirectly, immediately following such merger, consolidation, tender offer or other transaction, more than fifty percent (50%) of the combined voting power of the outstanding voting securities of the entity resulting from such merger, consolidation, tender offer or other transaction.

If Mr. Thomas had been terminated on December 31, 2011 without “Cause” or Mr. Thomas resigned with “Good Reason” on December 31, 2011 in connection with a “Change in Control,” the maximum severance payments owed to Mr. Thomas would have been as follows:

Termination without “Cause” or for “Good Reason” in connection with a “Change in Control”
Unpaid Salary	$—
Unpaid Expenses	—
Unpaid Vacation Days	39,485
Prorated Bonus	—
Amounts Due under Benefit Programs(1)	—
Medical Insurance	6,374
Accelerated Vesting of Stock Options and Restricted Stock(2)	923,693
Noncompete/Nonsolicitation Payment(3)	1,082,929
Amount Due upon Change in Control(4)	1,082,929
Total(5)	$3,135,410

(1)	Amount consists of life and disability insurance benefits.
(2)

The stock option value is calculated by multiplying the number of unvested shares by the difference between the grant price and the closing stock price on December 31, 2011 ($4.51). The value of restricted stock is calculated by multiplying the number of unvested shares by the closing stock price on December 31, 2011.

(3)

In determining the annual bonuses to be paid to Mr. Thomas as a portion of the Noncompete/Nonsolicitation Payment, the Company included the cash amounts owed to Mr. Thomas as well as the value ascribed for financial accounting purposes on the date of grants of any stock options and/or restricted stock issued to Mr. Thomas.

(4)

In determining the annual bonuses to be paid to Mr. Thomas as a portion of the payment owed to him upon a “Change in Control,” the Company included the cash amounts owed to Mr. Thomas as well as the value ascribed for financial accounting purposes on the date of grants of any stock options and/or restricted stock issued to Mr. Thomas.

(5)

Any payments or other consideration to be received are subject to the deduction limitations and tax imposed by Sections 280G and 4999 of the Code, or to any Excise Tax. Any such payments and value of the other consideration will be reduced, or refunded, as the case may be, by the minimum amount necessary so as to avoid the application of any Excise Tax.

Death or Permanent Disability

Pursuant to the terms of the Employment Agreement, Mr. Thomas’ employment will terminate immediately upon the date of his death. In the event that Mr. Thomas becomes physically or mentally disabled so as to become unable for more than one hundred eighty (180) days in the aggregate in any twelve (12) month period to perform his duties on a full-time basis with reasonable accommodations, the Company may, at its sole discretion, terminate Mr. Thomas’ employment. Upon the date of Mr. Thomas’ death, if during the term of his employment, or upon the Company’s termination of his employment due to a disability, then Mr. Thomas will be entitled to all unpaid salary, unpaid expenses, unpaid vacation days, a prorated bonus and any benefits provided to him under the Company’s benefit programs through the date of his death or termination for disability. In addition, all of Mr. Thomas’ unvested stock options and stock grants in Company will fully vest on the date of his termination of employment with the Company.

If Mr. Thomas died or the term of his employment was terminated on December 31, 2011 due to a disability, the maximum severance payments owed to Mr. Thomas would have been as follows:

Death or Disability
Unpaid Salary	$—
Unpaid Expenses	—
Unpaid Vacation Days	39,485
Prorated Bonus	—
Amounts Due under Benefit Programs(1)	50,000
Accelerated Vesting of Stock Options and Restricted Stock(2)	923,693
Total(3)	$1,013,178

(1)	Amount consists of life and disability insurance benefits.
(2)

The stock option value is calculated by multiplying the number of unvested shares by the difference between the grant price and the closing stock price on December 31, 2011 ($4.51). The value of restricted stock is calculated by multiplying the number of unvested shares by the closing stock price on December 31, 2011.

(3)

Any payments or other consideration to be received are subject to the deduction limitations and tax imposed by Sections 280G and 4999 of the Code, or to any Excise Tax. Any such payments and value of the other consideration will be reduced, or refunded, as the case may be, by the minimum amount necessary so as to avoid the application of any Excise Tax.

Potential Payments to Mrs. Thomas upon Termination or Change in Control

On March 9, 2011, the Company entered into a Severance Agreement with its executive vice president, Margaret M. Thomas. The description of the Severance Agreement set forth below does not purport to be complete and is qualified in its entirety by reference to the text of the Severance Agreement, which was attached an as exhibit to the Company’s Form 10-K filed on March 11, 2011 with the Securities and Exchange Commission and is incorporated by reference herein.

In the event Mrs. Thomas is terminated for any of the reasons set forth below, Mrs. Thomas will be entitled to receive certain compensation as more fully described herein.

Termination without “Cause” or with “Good Reason”

Under the terms of the Severance Agreement, the Company may terminate Mrs. Thomas’ employment without “Cause” by delivering written notice to her. The term “Cause” means any of the following events: (i) the executive’s conviction, pleading guilty or no contest with respect to a felony or a misdemeanor involving dishonesty or moral turpitude; (ii) the executive’s commission of any act of theft, fraud, dishonesty, or falsification of any employment or Company records; (iii) the executive’s engagement in misconduct that is materially detrimental to the Company’s reputation or business, as determined by at least two thirds (2/3) of the members of the Board; (iv) upon written notice to the executive of executive’s insubordination or refusal without proper legal reason to substantially perform the duties and responsibilities required by the Chief Executive Officer of the Company or the Board, other than by reason of mental or physical illness or incapacity, and the executive’s failure to cure such insubordination or to perform such duties and responsibilities, as determined by the Chief Executive Officer of the Company or the Board, in his or its sole discretion, within thirty (30) days of the date of such notice; or (v) upon written notice to executive of any breach by the executive of any material term of the Severance Agreement and/or of the executive’s fiduciary duties to the Company and, if the breach is reasonably susceptible of cure, the executive’s failure to cure such breach within thirty (30) days of the date of such notice, as determined by the Chief Executive Officer of the Company or the Board, in his or its sole discretion. In addition, under the terms of the Severance Agreement, Mrs. Thomas may terminate her employment with “Good Reason” by delivering written notice to the Company. The term “Good Reason” means any of the following events: (i) a material reduction in executive’s base compensation; (ii) a material reduction in executive’s authority, titles, duties and responsibilities; or (iii) the relocation of the executive’s principal office location of more than 50 miles from his or her present location, where such reduction or change is made without the executive’s prior consent, and is not cured by the Company within forty-five (45) days of its receipt of written notice of such adverse circumstances from the executive.

In the event the Company terminates Mrs. Thomas’ employment without “Cause” or Mrs. Thomas terminates her employment with “Good Reason,” then on the effective date of termination, the Company will pay Mrs. Thomas any unpaid salary, unpaid expenses, unpaid vacation days, unpaid bonus and any benefits provided to her under the Company’s benefit programs. In addition, the Company will be required to pay Mrs. Thomas continued salary for six (6) months immediately following termination of service, an annual bonus equal to 100% of her target annual bonus immediately preceding her termination, and an amount equal to the projected costs of her medical insurance for the lesser of six (6) months immediately following termination or until Mrs. Thomas becomes reemployed with another employer and is eligible to receive medical insurance. Furthermore, all of Mrs. Thomas’ unvested stock options and stock grants will fully vest upon the date her termination becomes effective.

If Mrs. Thomas had been terminated on December 31, 2011 without “Cause” or Mrs. Thomas resigned with “Good Reason” on December 31, 2011, the maximum severance payments owed to Mrs. Thomas would have been as follows:

Termination without “Cause” or resignation for “Good Reason”
Unpaid Salary	$—
Unpaid Expenses	—
Unpaid Vacation Days	31,344
Unpaid Bonus	36,987
Amounts Due under Benefit Programs(1)	—
Continued salary	150,000
Annual target bonus	180,000
Medical Insurance	2,591
Accelerated Vesting of Stock Options and Restricted Stock(2)	259,474
Total(3)	$660,396

(1)	Amount consists of life and disability insurance benefits.
(2)

The stock option value is calculated by multiplying the number of unvested shares by the difference between the grant price and the closing stock price on December 31, 2011 ($4.51). The value of restricted stock is calculated by multiplying the number of unvested shares by the closing stock price on December 31, 2011.

(3)

Any payments or other consideration to be received are subject to the deduction limitations and tax imposed by Sections 280G and 4999 of the Code, or to any Excise Tax. Any such payments and value of the other consideration will be reduced, or refunded, as the case may be, by the minimum amount necessary so as to avoid the application of any Excise Tax.

Termination without “Cause” or with “Good Reason” in Connection with a “Change in Control”

In the event the Company terminates Mrs. Thomas’ employment without “Cause” or Mrs. Thomas terminates her employment with “Good Reason,” and the notice of termination is given in anticipation of, or within an eighteen (18) month period immediately following a “Change in Control,” Mrs. Thomas will be entitled to receive, in addition to the amounts provided for in the section entitled “Termination without ‘Cause’ or with ‘Good Reason’”

set forth previously, continued base salary payments for an additional six (6) month period (12 months total). For purposes of the Severance Agreement, “Change in Control” means the occurrence of any of the following events: (i) any sale, lease, license, exchange or other transfer to a party not affiliated with the Company (in one transaction or a series of related transactions) of all, or substantially all, of the business and/or assets of Company; (ii) a merger or consolidation of the Company and the Company is not the surviving entity; (iii) a reorganization or liquidation of the Company; or (iv) a merger, consolidation, tender offer or any other transaction involving the Company, if the equity holders of the Company immediately before such merger, consolidation, tender offer or other transaction do not own, directly or indirectly, immediately following such merger, consolidation, tender offer or other transaction, more than fifty percent (50%) of the combined voting power of the outstanding voting securities of the entity resulting from such merger, consolidation, tender offer or other transaction.

If Mrs. Thomas had been terminated on December 31, 2011 without “Cause” or Mrs. Thomas resigned with “Good Reason” on December 31, 2011 in connection with a “Change in Control,” the maximum severance payments owed to Mrs. Thomas would have been as follows:

Termination without “Cause” or for “Good Reason” in connection with a “Change in Control”
Unpaid Salary	$—
Unpaid Expenses	—
Unpaid Vacation Days	31,344
Unpaid Bonus	36,987
Amounts Due under Benefit Programs(1)	—
Continued salary	150,000
Annual target bonus	180,000
Medical Insurance	2,591
Accelerated Vesting of Stock Options and Restricted Stock(2)	259,474
Amount Due upon Change in Control(3)	150,000
Total(4)	$810,396

(1)	Amount consists of life and disability insurance benefits.
(2)

The stock option value is calculated by multiplying the number of unvested shares by the difference between the grant price and the closing stock price on December 31, 2011 ($4.51). The value of restricted stock is calculated by multiplying the number of unvested shares by the closing stock price on December 31, 2011.

(3)

In determining the annual bonuses to be paid to Mrs. Thomas as a portion of the payment owed to her upon a “Change in Control,” the Company included the cash amounts owed to Mrs. Thomas, which include an additional six months of salary.

(4)

Any payments or other consideration to be received are subject to the deduction limitations and tax imposed by Sections 280G and 4999 of the Code, or to any Excise Tax. Any such payments and value of the other consideration will be reduced, or refunded, as the case may be, by the minimum amount necessary to avoid the application of any Excise Tax.

Potential Payments to Mr. Dombrowik upon Termination or Change in Control

On March 9, 2011, the Company entered into a Severance Agreement with its senior vice president, chief financial officer and secretary, Anthony F. Dombrowik. The description of the Severance Agreement set forth below does not purport to be complete and is qualified in its entirety by reference to the text of the Employment Agreement, which was attached as an exhibit to the Company’s Form 10-K filed on March 11, 2011 with the Securities and Exchange Commission and is incorporated by reference herein.

In the event Mr. Dombrowik is terminated for any of the reasons set forth below, Mr. Dombrowik will be entitled to receive certain compensation as more fully described herein.

Termination without “Cause” or with “Good Reason”

Under the terms of the Severance Agreement, the Company may terminate Mr. Dombrowik’s employment without “Cause” by delivering written notice to him. The term “Cause” means any of the following events: (i) the executive’s conviction, pleading guilty or no contest with respect to a felony or a misdemeanor involving dishonesty or moral turpitude; (ii) the executive’s commission of any act of theft, fraud, dishonesty, or falsification of any employment or Company records; (iii) the executive’s engagement in misconduct that is materially detrimental to the Company’s reputation or business, as determined by at least two thirds (2/3) of the members of the Board; (iv) upon written notice to the executive of executive’s insubordination or refusal without proper legal reason to substantially perform the duties and responsibilities required by the Chief Executive Officer of the Company or the Board, other than by reason of mental or physical illness or incapacity, and the executive’s failure to cure such insubordination or to perform such duties and responsibilities, as determined by the Chief Executive Officer of the Company or the Board, in his or its sole discretion, within thirty (30) days of the date of such notice; or (v) upon written notice to executive of any breach by the executive of any material term of the Severance Agreement and/or of the executive’s fiduciary duties to the Company and, if the breach is reasonably susceptible of cure, the executive’s failure to cure such breach within thirty (30) days of the date of such notice, as determined by the Chief Executive Officer of the Company or the Board, in his or its sole discretion. In addition, under the terms of the Severance Agreement, Mr. Dombrowik may terminate his employment with “Good Reason” by delivering written notice to the Company. The term “Good Reason” means any of the following events: (i) a material reduction in executive’s base compensation; (ii) a material reduction in executive’s authority, titles, duties and responsibilities; or (iii) the relocation of the executive’s principal office location of more than 50 miles from his or her present location, where such reduction or change is made without the executive’s prior consent, and is not cured by the Company within forty-five (45) days of its receipt of written notice of such adverse circumstances from the executive.

In the event the Company terminates Mr. Dombrowik’s employment without “Cause” or Mr. Dombrowik terminates his employment with “Good Reason,” then on the effective date of termination, the Company will pay Mr. Dombrowik any unpaid salary, unpaid expenses, unpaid vacation days, unpaid bonus and any benefits provided to him under the Company’s benefit programs. In addition, the Company will be required to pay Mr. Dombrowik continued salary for six (6) months immediately following termination of service, an annual bonus equal to 100% of his target annual bonus immediately preceding his termination, and an amount equal to the projected costs of his medical insurance for six (6) months immediately following termination. Furthermore, all of Mr. Dombrowik’s unvested stock options and stock grants will fully vest upon the date his termination becomes effective.

If Mr. Dombrowik had been terminated on December 31, 2011 without “Cause” or Mr. Dombrowik resigned with “Good Reason” on December 31, 2011, the maximum severance payments owed to Mr. Dombrowik would have been as follows:

Termination without “Cause” or resignation for “Good Reason”
Unpaid Salary	$—
Unpaid Expenses	—
Unpaid Vacation Days	23,088
Unpaid Bonus	—
Amounts Due under Benefit Programs(1)	—
Continued salary	120,000
Annual target bonus	144,000
Medical Insurance	3,226
Accelerated Vesting of Stock Options and Restricted Stock(2)	113,850
Total(3)	$404,164

(1)	Amount consists of life and disability insurance benefits.

(2)

The stock option value is calculated by multiplying the number of unvested shares by the difference between the grant price and the closing stock price on December 31, 2011 ($4.51). The value of restricted stock is calculated by multiplying the number of unvested shares by the closing stock price on December 31, 2011.

(3)

Any payments or other consideration to be received are subject to the deduction limitations and tax imposed by Sections 280G and 4999 of the Code, or to any Excise Tax. Any such payments and value of the other consideration will be reduced, or refunded, as the case may be, by the minimum amount necessary to avoid the application of any Excise Tax.

Termination without “Cause” or with “Good Reason” in Connection with a “Change in Control”

In the event the Company terminates Mr. Dombrowik’s employment without “Cause” or Mr. Dombrowik terminates his employment with “Good Reason,” and the notice of termination is given in anticipation of, or within an eighteen (18) month period immediately following a “Change in Control,” Mr. Dombrowik will be entitled to receive, in addition to the amounts provided for in the section entitled “Termination without ‘Cause’ or with ‘Good Reason’” set forth previously, continued base salary payments for an additional six (6) month period (12 months total). For purposes of the Severance Agreement, “Change in Control” means the occurrence of any of the following events: (i) any sale, lease, license, exchange or other transfer to a party not affiliated with the Company (in one transaction or a series of related transactions) of all, or substantially all, of the business and/or assets of Company; (ii) a merger or consolidation of the Company and the Company is not the surviving entity; (iii) a reorganization or liquidation of the Company; or (iv) a merger, consolidation, tender offer or any other transaction involving the Company, if the equity holders of the Company immediately before such merger, consolidation, tender offer or other transaction do not own, directly or indirectly, immediately following such merger, consolidation, tender offer or other transaction, more than fifty percent (50%) of the combined voting power of the outstanding voting securities of the entity resulting from such merger, consolidation, tender offer or other transaction.

If Mr. Dombrowik had been terminated on December 31, 2011 without “Cause” or Mr. Dombrowik resigned with “Good Reason” on December 31, 2011 in connection with a “Change in Control,” the maximum severance payments owed to Mr. Dombrowik would have been as follows:

Termination without “Cause” or for “Good Reason” in connection with a “Change in Control”
Unpaid Salary	$—
Unpaid Expenses	—
Unpaid Vacation Days	23,088
Unpaid Bonus	—
Amounts Due under Benefit Programs(1)	—
Continued salary	120,000
Annual target bonus	144,000
Medical Insurance	3,226
Accelerated Vesting of Stock Options and Restricted Stock(2)	113,850
Amount Due upon Change in Control(3)	120,000
Total(4)	$524,164

(1)	Amount consists of life and disability insurance benefits.
(2)

The stock option value is calculated by multiplying the number of unvested shares by the difference between the grant price and the closing stock price on December 31, 2011 ($4.51). The value of restricted stock is calculated by multiplying the number of unvested shares by the closing stock price on December 31, 2011.

(3)

In determining the annual bonuses to be paid to Mr. Dombrowik as a portion of the payment owed to him upon a “Change in Control,” the Company included the cash amounts owed to Mr. Dombrowik, which include an additional six months of salary.

(4)

Any payments or other consideration to be received are subject to the deduction limitations and tax imposed by Sections 280G and 4999 of the Code, or to any Excise Tax. Any such payments and value of the other consideration will be reduced, or refunded, as the case may be, by the minimum amount necessary so as to avoid the application of any Excise Tax.

Director Compensation Table — 2011

The following table provides compensation information for the fiscal year ended December 31, 2011 for each member of the Company’s Board of Directors.

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards(2) ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(3) ($)	Total ($)
Brigette M. Bren(4)	6,000	—	—	—	—	—	6,000
Daniel G. Byrne	31,000	12,500	12,691	—	—	—	56,191
Rafer L. Johnson	24,000	12,500	12,691	—	—	—	49,191
James M. Kalustian	31,000	12,500	12,691	—	—	—	56,191
Nilofer Merchant(5)	12,000	12,503	8,448	—	—	—	32,951
Thomas J. Rusin	24,000	12,500	12,691	—	—	—	49,191
Jeffrey D. Thomas(6)	—	—	—	—	—	—	—
John A. Ueberroth	100,000	—	—	—	—	2,706	102,706
Joseph J. Ueberroth(7)	18,000	—	—	—	—	—	18,000
Ricardo L. Valencia	24,000	12,500	12,691	—	—	119,000	168,191
Timothy M. Walsh(8)	—	—	—	—	—	—	—

(1)

As the Company’s Chairman of the Board, John A. Ueberroth receives an annual $100,000 fee paid in cash. Each of the Company’s other, non-employee directors receive an annual fee of approximately $50,000 per year, paid $24,000 in cash and approximately $25,000 in equity. Inclusive in these amounts, each of the Company’s non-employee directors receive $1,000 per Board meeting attended. Equity compensation is split between options and restricted stock grants. Pursuant to the Incentive Plan, each grant of non-qualified stock options is granted at the fair market value of the Common Stock on the date of grant, and vests in four equal annual installments commencing one year from the date of grant. Each grant of restricted stock is granted at the fair market value of the Common Stock on the date of grant and vests one year from the date of grant. Committee chairpersons receive an additional $7,000 annually. These amounts are payable in cash. Additionally, each director is reimbursed for certain out-of-pocket expenses incurred in connection with attendance at Board and committee meetings.

(2)

These amounts reflect the aggregate grant date fair value of the stock awards and option awards, respectively, granted during 2011 and computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. For a description of accounting policies and the assumptions used in determining the value of the stock options and restricted stock awards, see the notes to the financial statements included in our Annual Report on Form 10-K, filed on March 12, 2012.

The following table presents the number of outstanding and unexercised option awards and the number of outstanding stock awards held by each of the non-employee directors as of December 31, 2011.

Director	Number of Outstanding Option Awards	Number of Outstanding Stock Awards
Daniel G. Byrne	14,228	1,250
Rafer L. Johnson	29,228	1,250
James M. Kalustian	12,040	1,250
Nilofer Merchant(5)	2,725	1,781
Thomas J. Rusin	5,379	1,250
John A. Ueberroth	—	—
Ricardo L. Valencia	11,061	1,250
Timothy M. Walsh(8)	—	—

(3)	Amount consists of club dues reimbursed to John A. Ueberroth and consulting fees paid to Ricardo Lopez Valencia.

(4)	Attended the Board of Director’s meeting in February 2011, but was not submitted for re-election.

(5)	Joined the Board of Directors in August 2011.

(6)	See “Summary Compensation Table” for disclosure related to Jeffrey D. Thomas who is a Named Executive Officer.

(7)	Resigned from the Board of Directors in August 2011.

(8)	Joined the Board of Directors in February 2012.

Compensation Committee Interlocks, Insider Participation in Compensation Decisions and Certain Transactions

The Compensation Committee is composed of three non-employee directors, James M. Kalustian, chairman, Thomas J. Rusin, and Ricardo Lopez Valencia. No executive officer of the Company has served during 2011 or subsequently as a member of the board of directors or compensation committee of any entity, which has one or more executive officers who serve on the Company’s Board of Directors, or the Compensation Committee. During fiscal 2011, no member of the Company’s Compensation Committee had any relationship or transaction with the Company required to be disclosed pursuant to Item 404 of Regulation S-K under the Exchange Act.

COMPENSATION COMMITTEE REPORT

We have reviewed and discussed with management the Compensation Discussion and Analysis provisions to be included in this report. Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in this report.

COMPENSATION COMMITTEE

James M. Kalustian, Chairman
Thomas J. Rusin
Ricardo Lopez Valencia

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

The following table sets forth the amount of stock of the Company beneficially owned as of April 21, 2012, by each person (other than Named Executive Officers) known by the Company to own beneficially more than 5% of the outstanding shares of the Company’s outstanding Common Stock.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock (1)	Percent of Class of Common Stock
Jefferson Gramm (2)	2,328,709	13.2%
Stadium Capital Management, LLC (3)	1,821,620	10.4%
FMR LLC (4)	1,770,356	10.1%
Lane Five Capital Management, LP (5)	1,189,000	6.8%
BlackRock, Inc. (6)	1,150,602	6.5%

(1)                                  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or dispositive power with respect to securities. Shares of Common Stock, which are purchasable under options which are currently exercisable, or which will become exercisable no later than 60 days after April 21, 2012, are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person. The Percent of Class of Common Stock set forth above is based upon 17,575,722 shares of Common Stock outstanding as of April 21, 2012. Except as indicated by footnote and subject to community property laws, where applicable, the persons named in the table have sole voting and dispositive power with respect to all shares of Common Stock shown as beneficially owned by them.

(2)                                  The Company is reporting this stock ownership based upon a Schedule 13D/A report filed on April 2, 2012 with the Securities and Exchange Commission.  Bandera Partners LLC may be deemed to have the sole power to dispose of, direct the disposition of, vote or direct the vote of 2,308,913 shares of Common Stock directly owned by Bandera Master Fund L.P.  As Managing Partners, Managing Directors and Portfolio Managers of Bandera Partners LLC, each of Gregory Bylinsky, Jefferson Gramm and Andrew Shpiz may be deemed to have the shared power to dispose of, direct the disposition of, vote or direct the vote of 2,308,913 shares of Common Stock directly owned by Bandera Master Fund L.P. Mr. Gramm may be deemed to have the sole power to dispose of, direct the disposition of, vote or direct the vote of 19,796 shares owned directly by him. The address of the beneficial owners is 50 Broad Street, Suite 1820, New York, New York, 10004.

(3)                                  The Company is reporting this stock ownership based upon a Schedule 13G/A report filed on December 9, 2011 with the Securities and Exchange Commission. Stadium Capital Management, LLC, Alexander M. Seaver and Bradley R. Kent may be deemed to share voting power and dispositive power with respect as to 1,821,620 shares of Common Stock. Stadium Capital Partners, L.P., Stadium Capital Management, LLC, Alexander M. Seaver and Bradley R. Kent may be deemed to share voting power and dispositive power with respect to 1,641,798 shares of Common Stock. The address of the beneficial owners is 199 Elm Street, New Canaan, CT 06840-5321.

(4)                                  The Company is reporting this stock ownership based upon a Schedule 13G/A report filed on December 12, 2011 with the Securities and Exchange Commission. The address of the beneficial owner is 82 Devonshire Street, Boston, MA 02109.

(5)                                  The Company is reporting this stock ownership based upon a Schedule 13D/A report filed on March 23, 2012 with the Securities and Exchange Commission. Lane Five Capital Management LP, Lane Five Capital Management, LLC and Lisa O’Dell Rapuano may be deemed to share voting power and dispositive power with respect as to 1,189,000 shares of Common Stock. Lane Five Partners GP LLC, Lane Five Partners LP, Lane Five Capital Management LP, Lane Five Capital Management, LLC and Lisa O’Dell Rapuano may be deemed to share voting and dispositive power with respect to 796,898 shares of Common Stock. The address of the beneficial owners is 1122 Kenilworth Drive, Suite 313, Towson, MD 21204.

(6)                                  The Company is reporting this stock ownership based upon a Schedule 13G/A report filed on February 13, 2012 with the Securities and Exchange Commission by BlackRock, Inc., disclosing that it has sole voting power and sole dispositive power as to 1,150,602 shares. The address of the beneficial ownership is 40 East 52nd Street, New York NY 10022.

The following table sets forth the amount of Common Stock of the Company beneficially owned as of April 21, 2012, by each director of the Company, each Named Executive Officer, and all directors and executive officers as a group:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock (1)	Percent of Class of Common Stock
Jeffrey D. Thomas (2)	863,956	4.76%
John A. Ueberroth (3)	649,500	3.70%
Margaret M. Thomas (4)	184,087	1.04%
Anthony F. Dombrowik (5)	29,105	*
Kristi J. Gravelle (6)	19,691	*
Daniel G. Byrne (7)	17,025	*
Rafer L. Johnson (8)	15,807	*
James M. Kalustian (9)	12,837	*
Ricardo Lopez Valencia (10)	11,410	*
Thomas J. Rusin (11)	3,676	*
Timothy M. Walsh (12)	2,212	*
Nilofer Merchant (13)	1,781	*

All directors and executive officers as a group (12 people) (14)	1,811,087	9.89%

*                                         Less than 1%

(1)                                  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or dispositive power with respect to securities. Shares of Common Stock, which are purchasable under options which are currently exercisable, or which will become exercisable no later than 60 days after April 21, 2012, are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person. The Percent of Class of Common Stock set forth above is based upon 17,575,722 shares of Common Stock outstanding as of April 21, 2012. Except as indicated by footnote and subject to community property laws, where applicable, the persons named in the table have sole voting and dispositive power with respect to all shares of Common Stock shown as beneficially owned by them.

(2)                                  Chief executive officer and president of the Company. Includes options to purchase 578,513 shares of Common Stock issued under the Incentive Plan. Mr. Thomas’ address is 2001 South Flint Road, Spokane, WA 99224.

(3)                                  Chairman of the Board of Directors of the Company. Does not include 71,000 shares owned by John and Gail Ueberroth Family Foundation for which Mr. Ueberroth has shared voting power. Mr. John Ueberroth’s address is 26 Corporate Plaza, Suite 150,  Newport Beach, CA 92660.

(4)                                  Executive vice president of the Company. Includes options to purchase 113,103 shares of Common Stock issued under the Incentive Plan. Mrs. Thomas’ address is 2001 South Flint Road, Spokane, WA 99224.

(5)                                  Senior vice president, chief financial officer and secretary of the Company.  Includes options to purchase 3,861 shares of Common Stock issued under the Incentive Plan.  Mr. Dombrowik’s address is 2001 South Flint Road, Spokane, WA 99224.

(6)                                  Former vice president, finance and accounting of the Company.  Includes options to purchase 9,683 shares of Common Stock issued under the Incentive Plan.  Mrs. Gravelle’s address is 2001 South Flint Road, Spokane, WA 99224.

(7)                                  Director. Includes options to purchase 10,116 shares of Common Stock issued under the Incentive Plan. Mr. Byrne’s address is 2001 South Flint Road, Spokane, WA 99224.

(8)                                  Director. Includes options to purchase 10,116 shares of Common Stock issued under the Incentive Plan. Mr. Johnson’s address is 6730 East Carson Street, Long Beach, CA 90808.

(9)                                  Director. Includes options to purchase 7,928 shares of Common Stock issued under the Incentive Plan. Mr. Kalustian’s address is 215 Wachusett Ave., Arlington, MA 02476.

(10)                            Director. Includes options to purchase 6,949 shares of Common Stock issued under the Incentive Plan. Mr. Valencia’s address is 12641 S. 35th Place, Phoenix, AZ, 85044.

(11)                            Director. Includes options to purchase 1.344 shares of Common Stock issued under the Incentive Plan. Mr. Rusin’s address is 750 E. Main Street, 8th Floor, Stamford, CT 06902.

(12)                            Director.  Mr. Walsh’s address is 50 W. State St., Trenton, NJ 08625.

(13)                            Director. Mrs. Merchant’s address is 359 Johnson Avenue, Los Gatos, CA 95030.

(14)                            Includes 741,611 shares of Common Stock issuable upon exercise of stock options.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes information as of December 31, 2011, relating to our equity compensation plans under which equity securities are authorized for issuance:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,337,278	11.56	513,898
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,337,278	11.56	513,898

2009 Equity Participation Plan

The Company’s officers, directors and employees are eligible to receive restricted stock awards and options to purchase shares of the Company’s Common Stock under the Company’s Incentive Plan. Stock options have an exercise price equal to 100% of the fair market value of the Company’s Common Stock on the date of grant. Stock options expire ten years after the date of grant and vest over four years, at 25% per year. Restricted stock vests 100% after four years from the date of grant for employees and vests 100% after one year from the date of grant for directors.

During the fiscal year ended December 31, 2011, options to purchase 315,619 shares of the Company’s Common Stock were granted under the Incentive Plan. In addition, during the Company’s 2011 fiscal year 141,402 shares of restricted stock were granted under the Incentive Plan. During the fiscal year ended December 31, 2011, 168,595 options to purchase shares of Common Stock and 50,855 restricted shares of Common Stock were forfeited under the Incentive Plan. Options to purchase shares of Common Stock and restricted stock grants totaling 2,337,278 shares of Common Stock were outstanding and held by 78 officers, directors, employees, and consultants at December 31, 2011. As of December 31, 2011, the weighted-average exercise price of the outstanding options and stock grants was $11.56.

Profit Sharing Plan

In March 2002, the Company established a 401(k) Profit-Sharing Plan (the “401(k) Plan”). Employees are eligible to participate in the 401(k) Plan upon six months of service and 18 years of age. Employees may contribute up to 92% of their salary, subject to the maximum contribution allowed by the Internal Revenue Service. The Company’s matching contribution is discretionary based upon approval by management. Target levels are established by management to be competitive in the market place. The Company did not have any matching contributions from February 2009 to December 2009. The Company began matching contributions again in January 2010. Employees are 100% vested in their contributions and vest in Company matching contributions equally over four years. During the year ended December 31, 2011, the Company contributed approximately $115,000 to the 401(k) Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Interests of Directors, Officers and Others in Certain Transactions

The Company recognizes that transactions between the Company and related persons present a potential for actual or perceived conflicts of interest. Pursuant to the rules of the Securities and Exchange Commission, the Company deems a related party transaction to be any transaction or series of related transactions in excess of $120,000 in which the Company is a party and in which a Related Party has a material interest (each a “Related Party Transaction”). For this purpose, a Related Party is defined to include directors, director nominees, executive officers, 5% beneficial owners and members of their immediate families.

The Company does not have a written policy regarding the review and approval of Related Party Transactions, but collects information about potential Related Party Transactions in its annual questionnaires completed by directors and executive officers of the Company. Potential related party transactions are first reviewed and assessed by the Company’s executive management to consider the materiality of the transaction. A material related party transaction is approved or ratified only if the disinterested members of the Board of Directors determine that it is in, or is not inconsistent with, the best interests of the Company and its stockholders and in compliance with the rules of the Securities and Exchange Commission.

There were no transactions in excess of $120,000 between the Company and related persons during 2011.

During 2011, the Company engaged Mr. Valencia in a consulting arrangement to assist the Company in creating partnership affiliations with various education associations aimed to increase non-mail lead generation.  As noted in his business experience, Mr. Valencia has a vast network in the educational space, which combined with his knowledge of our company and processes, positions him as a qualified candidate to perform this work. Payments made for these consulting fees were below $120,000 as measured on a rolling twelve-month basis and therefore meet the independence thresholds outlined by the rules and regulations of the Securities and Exchange Commission and the Nasdaq director independence standards.

Director Independence

The Board of Directors has determined that each of the directors, except Jeffrey D. Thomas, is independent within the meaning of the rules and regulations of the Securities and Exchange Commission and the Nasdaq director independence standards (“Listing Standards”), as currently in effect. Furthermore, the Board of Directors has determined that each of the members of each of the committees of the Board of Directors is “independent” within the meaning of the rules and regulations of the Securities and Exchange Commission and the Nasdaq Listing Standards, as currently in effect.

Item 14.	Principal Accountant Fees and Services

Independent Registered Public Accounting Firm Fees

The following table represents fees charged for professional audit services rendered by BDO for the audit of the Company’s financial statements for the years ended December 31, 2011 and 2010, and fees billed by BDO for other services during those years.

	2011	2010
Audit Fees	$335,700	$330,000
Audit - Related Fees	15,500	15,500
Tax Fees	—	—
All Other Fees	—	—
Total	$351,200	$345,500

Audit Fees consist of fees billed for professional services rendered for the integrated audit of the Company’s consolidated financial statements and the review of the Company’s interim consolidated financial statements included in quarterly reports and services that are normally provided by BDO in connection with statutory and regulatory filings or engagements.

Audit-Related Fees consist of fees billed for assurance and related services, primarily related to the audit of the Company’s employee benefit plan financial statements, and are not reported under “Audit Fees.”

Audit Committee’s Pre-Approval Policy

During 2010 and 2011, the Audit Committee of the Board of Directors operated under policies and procedures pre-approving all audit and non-audit services provided by the independent registered public accounting firm and prohibiting certain services from being provided by the independent registered public accounting firm. None of such services were approved pursuant to the procedures described in Rule 2-01(c)(7)(i)(C) of Regulation S-X, which waives the general requirement for pre-approval with respect to the provision of services other than audit, review or attest services in certain circumstances. The Company may not engage its independent registered public accounting firm to render any audit or non-audit service unless the service is approved in advance by the Audit Committee or the engagement to render the service is entered into pursuant to the Audit Committee’s pre-approval policies and procedures.

On an annual basis, the Audit Committee may pre-approve services that are expected to be provided to the Company by the independent registered public accounting firm during the fiscal year. At the time such pre-approval is granted, the Audit Committee specifies the pre-approved services and establishes a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy. For any pre-approval, the Audit Committee considers whether such services are consistent with the rules of the Securities and Exchange Commission on auditor independence.

If the cost of any service exceeds the pre-approved monetary limit, such service must be approved by the Audit Committee. The Audit Committee has delegated authority to the chairman of the Audit Committee to pre-approve any audit or non-audit services to be provided to the Company by the independent registered public accounting firm for which the cost is less than $20,000 per quarter. The chairman must report any pre-approval pursuant to the delegation of authority to the Audit Committee at its next scheduled meeting.

Independence

The Audit Committee has considered whether BDO’s provision of services other than its audit of the Company’s annual financial statement and its review of the Company’s quarterly financial statements is compatible with maintaining such independent registered public accounting firm’s independence and has determined that it is compatible.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(b) Exhibits.  The exhibits listed on the accompanying Exhibit Index immediately following the signature page are filed as part of, or are incorporated by reference into, this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	/s/ JEFFREY D. THOMAS
Jeffrey D. Thomas,
President and Chief Executive Officer

Date: April 27, 2012

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

10.6	Employment Agreement by and between the registrant and Jeffrey D. Thomas, incorporated by reference to the registrant’s Form 8-K filed on October 3, 2006.

10.7	Stock Purchase Agreement by and between the registrant and Invemed Catalyst Fund, L.P. incorporated by reference to the registrant’s Form 8-K filed on January 31, 2007.

10.8	Stock Purchase Agreement incorporated by reference to the registrant’s Form 8-K filed on May 21, 2008.

10.9	Credit Agreement by and between the registrant and Wells Fargo Bank, N.A. incorporated by reference to the registrant’s Form 8-K filed on May 30, 2008.

10.10	Revolving Line of Credit Note incorporated by reference to the registrant’s Form 8-K filed May 30, 2008.

10.11	2009 Equity Participation Plan incorporated by reference to the registrant’s Definitive Proxy Statement on Form 14A filed on April 6, 2009.

10.12	Severance Agreement by and between the registrant and Margaret M. Thomas incorporated by reference to the registrant’s Form 10-K filed March 11, 2011.

10.13	Severance Agreement by and between the registrant and Anthony F. Dombrowik incorporated by reference to the registrant’s Form 10-K filed March 11, 2011.

10.14	First Modification to Promissory Note, effective March 31, 2012, incorporated by reference to the registrant’s Form 8-K filed April 25, 2012.

10.15	Second Amendment to Credit Agreement, effective March 31, 2012, incorporated by reference to the registrant’s Form 10-K filed April 25, 2012.

14.1	Code of Ethics incorporated by reference to the registrant’s Definitive Proxy Statement on Form 14A filed on April 13, 2010.

21.1	List of subsidiaries of the registrant as of December 31, 2011.+

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.+

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or Rule 15(d)-14(a).*

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or Rule 15(d)-14(a).*

32.1

Certification by the Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) or 15(d)-14(b) and Section 1350 of Chapter 63 of Title 13 of the United  States Code (18 U.S.C. §1350).+

* Filed herewith.

+Previously filed.