Form 10-Q
period 2012-03-31
AMBASSADORS GROUP INC
filed 2012-05-04
CIK 1162315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ________________.

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

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of April 27, 2012 was 17,575,722.

AMBASSADORS GROUP, INC.
FORM 10-Q QUARTERLY REPORT

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
As of March 31, 2012 and December 31, 2011
(in thousands, except share and per share data)

	UNAUDITED	AUDITED
	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$10,040	$19,519
Available-for-sale securities and other	73,659	39,128
Prepaid program costs and expenses	23,053	13,299
Accounts receivable	4,112	1,395
Deferred tax assets	142	668
Total current assets	111,006	74,009
Property and equipment, net	25,734	26,104
Available-for-sale securities	703	700
Foreign currency exchange contracts	164	-
Intangibles	3,440	3,421
Goodwill	9,781	9,781
Other long-term assets	85	85
Total assets	$150,913	$114,100

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$5,335	$5,858
Participants’ deposits	73,449	27,396
Foreign currency exchange contracts	531	1,671
Other liabilities	104	112
Total current liabilities	79,419	35,037
Participants’ deposits	326	-
Foreign currency exchange contracts	-	102
Deferred tax liability	1,918	2,004
Total liabilities	81,663	37,143

Commitments and Contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 shares authorized; 17,575,722 and 17,588,088 shares issued and outstanding, respectively	172	172
Additional paid-in capital	526	314
Retained earnings	68,530	77,489
Accumulated other comprehensive income (loss)	22	(1,018)
Stockholders’ equity	69,250	76,957
Total liabilities and stockholders’ equity	$150,913	$114,100

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three months ended March 31, 2012 and 2011
(in thousands, except per-share amounts)

	Three months ended
	March 31,
	2012	2011
Net revenue (loss), non-directly delivered programs	$89	$(35)
Gross revenue, directly delivered programs	1,178	694
Gross revenue, internet and advertising	1,198	1,003
Total revenue	2,465	1,662
Cost of sales, directly delivered programs	886	486
Cost of sales, internet and advertising	170	133
Gross margin	1,409	1,043
Operating expenses:
Selling and marketing	8,687	10,095
General and administrative	4,207	4,383
Total operating expenses	12,894	14,478
Operating loss	(11,485)	(13,435)
Other income:
Interest and dividend income	241	335
Foreign currency and other income	2	181
Total other income	243	516
Loss before income tax benefit	(11,242)	(12,919)
Income tax benefit	3,336	4,190
Net loss	$(7,906)	$(8,729)

Weighted-average common shares outstanding - basic	17,576	18,025
Weighted-average common shares outstanding - diluted	17,576	18,025

Net loss per share - basic	$(0.45)	$(0.48)
Net loss per share - diluted	$(0.45)	$(0.48)

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the three months ended March 31, 2012 and 2011
(in thousands)

	Three months ended March 31,
	2012	2011
Net loss	(7,906)	(8,729)
Unrealized gain on foreign currency exchange contracts, net of income tax provision of ($474) and ($441)	933	819
Unrealized gain (loss) on available-for-sale securities, net of income tax benefit (provision) of ($55) and $18	107	(33)
Comprehensive loss	$(6,866)	$(7,943)

The accompanying notes are an integral part of the consolidated financial statements.

 AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended March 31, 2012 and 2011
(dollars in thousands)

	2012	2011
Cash flows from operating activities:
Net loss	$(7,906)	$(8,729)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,181	1,153
Stock-based compensation	350	553
Deferred income tax benefit	(89)	(391)
Gain on foreign currency exchange contracts	-	(183)
Loss on disposition and impairment of property and equipment	-	4
Excess tax benefit from stock-based compensation	137	-
Change in assets and liabilities:
Accounts receivable and other assets	(2,717)	(3,345)
Prepaid program costs and expenses	(9,754)	(25,594)
Accounts payable, accrued expenses, and other current liabilities	(647)	396
Participants’ deposits	46,379	52,572
Net cash provided by operating activities	26,934	16,436

Cash flows from investing activities:
Purchase of available for sale securities	(37,764)	(19,808)
Proceeds from sale of available-for-sale securities	3,393	9,355
Purchase and construction of property and equipment	(719)	(915)
Purchase of intangibles	(132)	(114)
Net cash used in investing activities	(35,222)	(11,482)

Cash flows from financing activities:
Repurchase of Common Stock	-	(5,327)
Dividend payment to shareholders	(1,054)	(1,080)
Proceeds from exercise of stock options	-	21
Excess tax benefit from stock-based compensation	(137)	-
Net cash used in financing activities	(1,191)	(6,386)

Net decrease in cash and cash equivalents	(9,479)	(1,432)
Cash and cash equivalents, beginning of period	19,519	6,838
Cash and cash equivalents, end of period	$10,040	$5,406

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

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

Our operations are organized in two reporting segments, 1) “Ambassador Programs and Other,” which provides educational travel services to students and professionals through multiple itineraries within five travel program types and corporate overhead, and 2) “BookRags,” which provides online research capabilities through book summaries, critical essays, online study guides, lesson plans, biographies, and references to encyclopedia articles.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being materially misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not indicative of the results that may be expected for the year ending December 31, 2012.

For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our financial instruments are measured and recorded at fair value. Our non-financial assets, including property and equipment, intangible assets and goodwill, are measured at fair value upon acquisition, reviewed annually, and are fully assessed if there is an indicator of impairment. An adjustment would be made to record non-financial assets at fair value only when an impairment charge is recognized.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

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

The following tables summarize the composition of our investments at March 31, 2012 and December 31, 2011 (in thousands):

				Classification on Balance Sheet
March 31, 2012	Amortized Cost	Unrealized Gains (Losses)	Aggregate Fair Value	Cash and cash equivalents	Short-term available-for-sale securities	Long-term available-for-sale securities
Auction rate securities (“ARS”), greater than one year	$1,000	$(297)	$703	$-	$-	$703
Money market funds, ninety days or less	3,320	-	3,320	3,320	-	-
Municipal securities1
One year or less	34,958	(17)	34,941	-	34,941	-
After one year through three years	17,414	142	17,556	-	17,556	-
Greater than three years through five years	20,613	549	21,162	-	21,162	-
Total	$77,305	$377	$77,682	$3,320	$73,659	$703

				Classification on Balance Sheet
December 31, 2011	Amortized Cost	Unrealized Gains (Losses)	Aggregate Fair Value	Cash and cash equivalents	Short-term available-for-sale securities	Long-term available-for-sale securities
ARS, greater than one year	$1,000	$(300)	$700	$-	$-	$700
Money market funds, ninety days or less	14,503	-	14,503	14,503	-	-
Municipal securities1
One year or less	3,639	(1)	3,638	-	3,638	-
After one year through three years	16,679	118	16,797	-	16,797	-
Greater than three years through five years	18,295	398	18,693	-	18,693	-
Total	$54,116	$215	$54,331	$14,503	$39,128	$700

1Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at March 31, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements at Reporting Date Using
March 31, 2012	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Losses on Impairment
Financial assets:
ARS	$703	$-	$-	$703	$-
Money market funds	3,320	3,320	-	-	-
Municipal securities1	73,659	73,659	-	-	-
Foreign currency exchange contracts	398	-	398	-	-
Total financial assets	$78,080	$76,979	$398	$703	$-
Financial liabilities:
Foreign currency exchange contracts	765	-	765	-	-
Total financial liabilities	$765	$-	$765	$-	$-

		Fair Value Measurements at Reporting Date Using
December 31, 2011	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Losses on Impairment
Financial assets:
ARS	$700	$-	$-	$700	$-
Money market funds	14,503	14,503	-	-	-
Municipal securities1	39,128	39,128	-	-	-
Foreign currency exchange contracts	115	-	115	-	-
Total financial assets	$54,446	$53,631	$115	$700	$-
Financial liabilities:
Foreign currency exchange contracts	1,888	-	1,888	-	-
Total financial liabilities	$1,888	$-	$1,888	$-	$-

1 At March 31, 2012, municipal securities consisted of a 47/45/8 percent split between holdings in short-term municipal security funds, municipal revenue bonds and municipal general obligation bonds, respectively. As part of our investment policy, during the first  quarter of 2012, we began investing in debt funds comprised of short-term municipal securities. At December 31, 2011, municipal securities consisted of an 83/17 split between municipal revenue bonds and municipal general obligation bonds, respectively, and no short-term municipal funds. In addition, the underlying credit rating of the municipal securities at March 31, 2012 and December 31, 2011 were A+, A1 or better as defined by S&P 500 and Moody’s respectively.

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

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair value measurements on a recurring basis using Level 3 inputs only consist of available-for-sale ARS.  The following table presents a reconciliation for the three months ended March 31, 2012 and 2011, of available-for-sale ARS measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Three months ended March 31,
	2012	2011
Beginning balance	$700	$1,250
Total realized / unrealized losses:
Included in earnings	-	-
Included in OCI	3	(1)
Purchases, sales, issuances, and settlements, net	-	-
Ending balance	$703	$1,249

The credit markets have experienced uncertainty which may continue to impact the markets where our ARS would be offered. During the three months ended March 31, 2012, we experienced one failed ARS auction, representing principal of $1.0 million. This remaining ARS continues to be classified as a long-term asset due to the high probability that the ARS may fail in future auctions. The next scheduled auction for this ARS is March 7, 2013. We have determined that there is no other-than-temporary impairment on this security, since we do not intend and are not required to sell this security before we have recovered the amortized cost basis, there has been no further deterioration of the credit rating of this investment, interest payments at coupon rate continue to be received and we expect to recover the amortized cost basis of this security. We will continue to reassess liquidity in future reporting periods based on several factors, including the success or failure of future auctions, possible failure of the investment to be redeemed, deterioration of the credit rating of the investment, market risk and other factors.

In determining the fair value of bond and ARS investments, we consider the individual ratings of each holding. With regard to bonds, we consider the following: the underlying rating of the issuer irrespective of the insurance; the performance of the issuer; the term of the bond; and the quality of bond insurance provided by the rating of the bond insurer. With regard to valuation of our ARS, we consider the underlying credit quality of comparable student loan portfolios, the average life of the underlying student loan assets, and apply a discount related to the illiquidity of our ARS due to past failed auctions. Based on these inputs, we have applied a discount of 355-basis points  to the London interbank offered rate resulting in a valuation of $0.7 million from a costs basis of $1.0 million as of March 31, 2012. At the reporting dates and in the future, we recognize that this investment is subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by the current global financial environment. The fair value of this investment accordingly will continue to change, and we will continue to evaluate its carrying value.

The following table summarizes the balances of accumulated other comprehensive income (“AOCI”) and the gain (loss) recognized in other comprehensive income (“OCI”) related to unrealized gains and losses for available-for-sale securities in the periods indicated (in thousands):

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Accumulated Other Comprehensive Income (Loss)
	Available-for-sale securities
	2012	2011
Balance, January 1,	$135	$(177)
Other comprehense income (loss), net of income taxes	107	(34)
Balance, March 31,	$242	$(211)

4. Derivative Financial Instruments

The majority of our travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar for our non-directly delivered programs. We use forward contracts that allow us to acquire the foreign currency at a fixed price for a specified point in time, to provide a hedge against foreign currency risk,. All of our derivatives are cash flow hedges and at March 31, 2012, all contracts qualified for cash flow hedge accounting.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income or loss and reclassified into earnings in the same period during which the hedged transaction is recognized in earnings, which is primarily during the second and third quarters of the year when our student travel programs occur. Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

At March 31, 2012, the following forward contracts were outstanding (in thousands):

	Notional Amount	Matures
Forward contracts:
Australian dollar	7,550	April 2012 - July 2013
British pound	3,700	April 2012 - July 2013
Euro	20,550	April 2012 - April 2013
New Zealand dollar	690	May 2012 - July 2013
Canadian dollar	1,050	Apr 2012 - Jun 2012

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of our forward contracts were as follows (in thousands):

	March 31, 2012
	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments		Total Net
	Assets	Liabilities	Assets	Liabilities	Liabilities
Forward contracts	$398	$765	$-	$-	$367

	December 31, 2011
	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments		Total Net
	Assets	Liabilities	Assets	Liabilities	Liabilities
Forward contracts	$115	$1,888	$-	$-	$1,773

The net liabilities and asset derivatives at March 31, 2012 and December 31, 2011 are reported in the consolidated balance sheet as current and long-term ‘foreign currency exchange contracts.’

The following table summarizes the gain (loss) recognized in OCI for derivatives designated as hedging instruments  (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Foreign currency exchange contracts
	2012	2011
Balance, January 1,	$(1,153)	$1,210
Other comprehense income, net of income taxes	933	819
Balance, March 31,	$(220)	$2,029

Unrealized losses on forward contracts recorded in AOCI at March 31, 2012, which are expected to be realized in net revenue during the next 12 months, is approximately $0.3 million. This amount was computed using the fair value of the cash flow hedges at March 31, 2012, and may change before actual reclassification from AOCI.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the three months ended March 31, 2012 and 2011, there were no gains or losses recognized in the income statement for derivatives designated as hedging instruments. For the three months ended March 31, 2012 and 2011, the amount of gains or losses recognized in the income statement for derivatives not designated as hedging instruments are as follows (in thousands):

		Amount of Gain
Derivative not designated as hedging instruments	Location of Gain Recognized in Income on Derivative	Three months ended March 31, 2012	Three months ended March 31, 2011
Forward contracts	Foreign currency and other expense	$2	$183

5.   Stock-Based Compensation

Under the Equity Participation Plan (the “Plan”), we have outstanding options to purchase shares of our Common Stock and restricted stock awards held by eligible employees, non-employee directors and consultants as granted by the Compensation Committee of the Board of Directors (the “Compensation Committee”).

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three months ended March 31, 2012 and 2011.

	Three months ended		Three months ended
	March 31, 2012		March 31, 2011
Expected dividend yield	4.25%		2.11%
Expected stock price volatility	65.52%		63.89%
Risk-free interest rate	1.99%		2.35%
Expected life of options	4.67	Years	4.80	Years
Estimated fair value per option granted	$2.30		$5.10

The dividend yield is based on expected quarterly cash dividends paid to our shareholders. Expected stock price volatility is based on historical volatility of our stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Additionally, an annualized forfeiture rate of 12.5 percent is used as a best estimate of future forfeitures based on our historical forfeiture experience. The stock-based compensation expense is adjusted in later periods if the actual forfeiture rate is different from the estimate.

Total stock-based compensation expense recognized in the consolidated statement of operations for the quarter ended March 31, 2012 was $0.4 million before income taxes. Of the total stock-based compensation expense during the quarter, stock option expense was $0.2 million, restricted stock award expense was $0.2 million, and the related total deferred tax benefit was $0.1 million.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents information about outstanding common stock options and restricted grants as of March 31, 2012:

	Options and Awards Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Restricted Stock Awards
$0.00	362,516	2.36	N/A	N/A	N/A
Stock Options
$4.52 - 6.93	264,426	9.50	$4.57	4,000	$6.21
6.94 - 10.39	302,389	5.14	9.09	224,946	9.19
10.40 - 13.86	462,165	7.82	11.52	185,088	11.66
13.87 - 17.32	284,834	4.12	16.90	284,834	16.90
17.33 - 20.79	7,328	6.11	18.41	5,496	18.41
20.80 - 24.25	16,000	0.35	21.09	16,000	21.85
24.26 - 27.72	184,146	3.93	27.08	184,146	27.08
27.73 - 31.18	6,937	4.55	29.48	6,937	29.48
31.19 - 34.65	5,448	4.18	34.65	5,448	34.65
Total Stock Options	1,533,673	6.31	$13.01	916,895	$16.24
Combined	1,896,189	5.56	$13.01	916,895	$16.24

At March 31 2012, the aggregate intrinsic value of outstanding stock options and restricted stock was $2.1 million, and the aggregate intrinsic value of exercisable stock options and restricted stock was zero based on our $5.35 closing stock price at March 31, 2012. As of March 31, 2012, total unrecognized stock-based compensation expense related to non-vested stock options and non-vested restricted stock awards was approximately $3.5 million, which is expected to be recognized over approximately 3.61 years. During the quarter ended March 31, 2012, there were no stock options exercised, and the total fair value of options which vested was $36 thousand.

The following table presents information about stock option and restricted stock activity during the three months ended March 31, 2012:

	Restricted Stock Awarded	Weighted- Average Grant Date Fair Value	Stock Options	Weighted- Average Exercise Price
Balance at December 31, 2011	374,957	$8.82	1,962,321	$11.56
Granted	2,212	5.65	5,435	5.65
Forfeited	(14,653)	9.53	(434,083)	6.37
Vested	-	-	N/A	N/A
Exercised	N/A	N/A	-	-
Balance at March 31, 2012	362,516	$8.77	1,533,673	$13.01

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Net Loss and Dividends per Share

The following table presents a reconciliation of basic and diluted loss per share computations (in thousands, except per share data and anti-dilutive stock option counts):

	Three months ended March 31,
	2012	2011
Numerator:
Net loss	$(7,906)	$(8,729)

Denominator:
Weighted-average shares outstanding	17,213	17,684
Effect of unvested restricted stock awards considered participating securities	363	341
Weighted-average shares outstanding – basic	17,576	18,025
Effect of dilutive common stock options	-	-
Weighted-average shares outstanding – diluted	17,576	18,025

Net loss per share – basic	$(0.45)	$(0.48)

Net loss per share – diluted	$(0.45)	$(0.48)

Cash dividends declared per share	$0.06	$0.06

Stock options excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive	1,552,000	1,095,000

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

Ambassador Programs and Other’s gross margin is comprised of gross receipts less direct program costs, including accommodations, transportation, speakers, facilitators, and event costs. BookRags’ gross margin is comprised of content and subscription and advertising revenues via www.BookRags.com, less commissions and amortization of intangible assets directly associated with sales.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment information for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

	Three months ended March 31, 2012			Three months ended March 31, 2011
	Ambassador Programs and Other (1)			Ambassador Programs and Other (1)

		BookRags	Consolidated		BookRags	Consolidated
Total revenue	$1,267	$1,198	$2,465	$659	$1,003	$1,662
Gross margin	$381	$1,028	$1,409	$173	$870	$1,043
Depreciation and amortization	$1,039	$142	$1,181	$1,034	$119	$1,153
Operating income (loss)	$(11,962)	$477	$(11,485)	$(13,813)	$378	$(13,435)
Income tax provision (benefit)	$(3,481)	$145	$(3,336)	$4,315	$(125)	$4,190
Net income (loss)	$(8,248)	$342	$(7,906)	$(8,991)	$262	$(8,729)
Total additions to property, plant, and equipment	$597	$102	$699	$860	$55	$915
Total additions to goodwill and intangible assets	$-	$132	$132	$-	$114	$114
Intangible assets, excluding goodwill	$-	$3,440	$3,440	$-	$3,369	$3,369
Total assets	$134,039	$16,874	$150,913	$152,200	$15,545	$167,745

(1)	Ambassador Programs and Other include all travel programs offered by Ambassador Programs and World Adventures Unlimited as well as corporate overhead.

Any intercompany sales or services provided are eliminated upon consolidation.

8. Supplemental Disclosures of Consolidated Statements of Cash Flows

Our non-cash investing and financing activities during the three months ended March 31, 2012 and 2011, were as follows (in thousands):

	March 31, 2012	March 31, 2011
Unrealized gain on foreign currency exchange contracts	$1,406	$1,260
Unrealized gain (loss) on available-for-sale securities	$162	$(52)
Property and Equipment	$(21)	$(34)

9.  Commitments and Contingencies

On July 14, 2009, a securities class action was filed against us and certain of our executive officers on behalf of all persons or entities who purchased our Common Stock between February 8, 2007 and October 23, 2007, in the United States District Court for the Eastern District of Washington. On February 11, 2010, we, and certain of our executive officers, moved to dismiss the class action. On June 2, 2010, the Court issued an order denying these motions to dismiss.  The current amended complaint alleges that the defendants violated federal securities laws by making untrue statements of material fact and/or omitting to state material facts, thereby artificially inflating the price of our Common Stock.  On March 17, 2011, the class was certified for persons who purchased our Common Stock between July 24, 2007 and October 23, 2007. The parties had commenced discovery when, on April 14, 2011, an agreement was reached to settle the action following a mediation before a retired federal judge.  Under the terms of the settlement, our insurance carriers have agreed to pay the settlement amount of $7.5 million, in complete settlement of all claims, without any admission of wrongdoing or liability by the Company or any party in the action. Throughout the litigation, the Company and the individual defendants have denied, and continue to deny, the allegations made against them. We agreed with the insurance carriers to settle the action on these terms, because it was in the best interests of the Company to avoid the burdens, risk, uncertainties and expense that would be inherent in continued litigation. The settlement agreement, which includes a release for all defendants and other provisions common in such agreements, was preliminarily approved by the Court on September 6, 2011 and notice was provided to all class members. The Court held a hearing to consider final approval of the settlement, the plan of allocation, and the motion for the award of plaintiffs’ attorneys’ fees on November 30, 2011, but delayed ruling on these matters pending submission of additional materials by the lead plaintiff. The lead plaintiff submitted the requested additional materials on December 30, 2011, January 17, 2012, and March 19, 2012, and final action with regard to approval of the settlement and related matters is pending with the Court. As the settlement is covered and was funded by the Company’s insurance carrier, the settlement is not expected to have a material adverse effect on our business, financial condition or results of operations.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

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

Under our Bylaws, our directors and officers have certain rights to indemnification by us against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which covers certain liabilities arising from our obligation to indemnify our directors and officers and former directors in certain circumstances. No material indemnification liabilities were accrued at March 31, 2012.

10.  Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that provides a consistent definition of fair value and common requirements of and disclosure about fair value between GAAP and International Financial Reporting Standards. The guidance states the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets. Enhanced disclosure requirements will require companies to disclose quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements for recurring Level 3 fair value measurements. For assets and liabilities not recorded at fair value but where fair value is disclosed, companies must report the level in the fair value hierarchy of assets and liabilities. This new guidance became effective for interim and annual periods beginning January 1, 2012, which did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This update, effective for interim and annual reporting periods beginning after December 15, 2011, requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This update does not change what items are reported in other comprehensive income or the requirement to report reclassification of items from other comprehensive income to net income. Effective December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to Presentation Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which deferred the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. This deferral is temporary until the FASB reconsiders the operational concerns and needs of financial statement users. We adopted the new guidance as of March 31, 2012, and it did not have a material effect on our consolidated financial statements.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In September 2011, the FASB issued new accounting guidance regarding the performance of the two-step quantitative impairment testing of goodwill.  Under the guidance, companies would be allowed to assess on a qualitative basis whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount before performing quantitative tests. If after performing appropriate qualitative assessments the company determines the reporting unit’s fair value is more likely than not to exceed its carrying value, then no further quantitative testing will need to be performed. This new guidance became effective for annual and interim periods after December 15, 2011, and did not have a material impact on our consolidated financial statements.

11. Subsequent Events

On April 4, 2012, the Company’s board of directors approved the listing for sale of the corporate headquarters building located in Spokane, Washington. Management intends to relocate its headquarters to a new leased location also in Spokane upon sale. The Company will continue to classify the building as an asset held for use until the sale is probable and it becomes unlikely that significant changes to the plan will be made. The initial listing price for the building itself and underlying land is $13.3 million. The asset has a total net carrying value, including all related assets, of approximately $16.1 million and is recoverable as an asset held for use. However, the Company will reassess the fair value of the building at each reporting period to determine whether the building qualifies as an asset held for sale and if the carrying value is recoverable as the proposed sale process continues. If the carrying value is not deemed to be recoverable based on current market conditions, the Company may be required to record impairment charges for these assets in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

Cerain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933,as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange act”). Forward-looking statements may appear throughout this report, including without limitation, statements in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. For a detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, please refer to Item 1A Risk Factors disclosure in our Annual Report on Form 10-K filed on March 12, 2012 and those factors set forth under Part II, Item 1A Risk Factors set forth in this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Introduction

Ambassadors Group, Inc. is a socially conscious education company primarily engaged in organizing and promoting worldwide travel programs for students through a direct to consumer revenue model. We operate student travel programs primarily using the People to People brand under a long-term exclusive license agreement. We believe that our association with that brand and our own 45 years of experience in the student travel industry give us both a strong awareness in the market and a high level of credibility.

Our core program offering is an international destination trip for U.S. students in the 11 to 17 year old age group (“Student Ambassadors Program”). We also offer domestic destination travel programs for U.S. students and international students from over 60 countries focused on leadership and education (“Student Leadership Program”). During 2011, we began to expand our in-bound travel programs by establishing a Beijing office traveling Chinese students on U.S. destination trips (“People to People – China”).

In addition to our People to People student programs, we operate professional travel programs for adults under the People to People brand (“Citizen Ambassadors Program”) and a student travel operation under the Discovery Student Adventures brand (“DSA”).  Our DSA program is associated with Discovery Student Education and operates through a teacher recruited revenue model. Lastly, we operate BookRags (www.bookrags.com), an education oriented research website which provides study guides, lesson plans and other educational resources to students and teachers. The site attracts students and teachers each month to its millions of pages of content, which includes internally developed material, licensed material, and user-generated content.

Executive Overview

As further discussed below, our operating results depend on the number of travelers that attend our programs (“travelers” or “delegates”), the fees we are able to charge for each traveler (“gross revenue”), and the direct costs associated with the traveler’s itinerary including air fare, hotel charges, meal costs, event and location fees, chaperone costs, tour manager fees, and the cost of in-country travel (“cost of sales”). Our business is highly seasonal and the first quarter is typically a slow period for activity. The majority of sales and marketing expenses are incurred in the third and fourth quarters of the year to attract delegates, while the associated revenue is generally recognized in the second and third quarter of the following fiscal year.

Overall, our gross revenue increased in the first quarter of 2012 compared to the same quarter of 2011, as more delegates traveled under our Student Leadership Programs due to the timing of school spring breaks year over year. Additionally, gross revenue for BookRags increased 19 percent during the first quarter of 2012 compared to the same period in 2011, driven by an increase in content sales.

Associated with this increase, gross margin increased $0.4 million during the first quarter of 2012 compared to 2011. Gross margin as a percentage of gross revenues declined to 52 percent in the first quarter of 2012 compared to 59 percent in 2011 due to a larger portion of total revenue coming from program travel as compared to revenue from BookRags, which typically delivers higher margins.

As planned, the implementation of several cost cutting initiatives, reduced operating expenses by $1.6 million, or 11 percent, during the first quarter of 2012 compared to 2011.  These reductions consisted mostly of lower marketing expenses related to travel campaigns and reduced personnel costs associated with a reduction in staffing and are in line with our strategies to reduce overall operating expenses and maximize profitability.

As we prepare for the 2012 travel season and begin the 2013 selling and marketing campaigns, we are focused on growing customer relationships through our high touch customer service model. We are engaging with our customers earlier than ever and have already secured enrolled delegates to travel in 2013.  We are focused on maintaining a successful, cost effective direct mail model and fall information campaign, while strengthening other lead generation and revenue channels. We believe our strategy will improve the productivity of our marketing efforts and ultimately improve our costs to acquire delegates.

Results of Operations

Comparison of the Three months ended March 31, 2012 to the Three months ended March 31, 2011

The following table sets forth the consolidated financial results and change in dollars and percentages for the periods indicated:

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Total revenue	$2,465	$1,662	$803	48%
Cost of goods sold	1,056	619	437	71%
Gross margin	1,409	1,043	366	35%
Selling and marketing expenses	8,687	10,095	(1,408)	-14%
General and administrative expenses	4,207	4,383	(176)	-4%
Operating loss	(11,485)	(13,435)	1,950	-15%
Other income	243	516	(273)	-53%
Loss before income tax benefit	(11,242)	(12,919)	1,677	-13%
Income tax benefit	3,336	4,190	(854)	-20%
Net loss	$(7,906)	$(8,729)	$823	-9%

During the three months ended March 31, 2012, we traveled 747 delegates compared to 320 delegates traveled during the same period in 2011. The increase in total revenue is due to resulting travel-related revenue combined with an increase in BookRag’s internet content revenue.

Selling and marketing expenses decreased in the first quarter of 2012 compared to 2011, primarily due to cost cutting initiatives related to travel program marketing campaigns. The decrease in general and administrative expenses is due to lower personnel costs mainly realized from the reduction in force performed in February 2012, offset slightly by increased legal and professional fee expenses.

The decrease in other income is due to a lower interest income earned as a result of the lower cash balance during the first three months of 2012 as compared to the same period of 2011.  Additionally, during the first three months of 2011, we recognized a gain of $0.2 million as a result of de-designation of derivative contracts after exiting foreign currency positions following the tsunami in Japan.

We recorded income tax benefits using 29.7 percent and 32.4 percent estimated effective income tax rate applied to the pre-tax loss for the three months ended March 31, 2012 and 2011, respectively. The difference from our statutory rate of 34 percent and the decrease in the effective tax rate on a year over year basis is primarily due to the impact of tax exempt interest income earned during the periods in relation to net loss.

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

Ambassador Programs and Other’s gross margin is comprised of gross receipts less direct program costs, including air, accommodation, transportation, speakers, facilitators, and event costs. BookRags’ gross margin is comprised of content, subscription, and advertising revenues via www.BookRags.com, less commissions and amortization of intangible assets directly associated with sales.

Segment results of operations for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

	Three months ended March 31 2012,			Three months ended March 31 2011,
	Ambassador Programs and Other (1)			Ambassador Programs and Other (1)

		BookRags	Consolidated		BookRags	Consolidated
Total revenue	$1,267	$1,198	$2,465	$659	$1,003	$1,662
Cost of goods sold	886	170	1,056	486	133	619
Gross margin	381	1,028	1,409	173	870	1,043
Selling and marketing expenses	8,302	385	8,687	9,805	290	10,095
General and administrative expenses	4,041	166	4,207	4,181	202	4,383
Operating income (loss)	(11,962)	477	(11,485)	(13,813)	378	(13,435)
Other income	233	10	243	507	9	516
Income (loss) before income tax benefit (provision)	(11,729)	487	(11,242)	(13,306)	387	(12,919)
Income tax benefit (provision)	3,481	(145)	3,336	4,315	(125)	4,190
Net income (loss)	$(8,248)	$342	$(7,906)	$(8,991)	$262	$(8,729)

(1)	Ambassador Programs and Other include all travel programs offered by Ambassador Programs and World Adventures Unlimited as well as corporate overhead.

See ‘Results of Operations’ above for a discussion of year over year variances for Ambassador Programs and Other, as it represents the largest portion of our operating results.

BookRags total revenue and gross margin increased during the first quarter of 2012 as compared to the same period in 2011. The improvement achieved can be attributed to growth from our content sales channels.

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

2012 Net Enrollments

Net enrollments on a forward looking basis consist of all active participants, which we define as those who have enrolled in our programs less those who have already withdrawn for the travel year referenced, including travel that has already been completed. This is a point in time measurement that we use as an indication of future gross revenues for our travel programs. Enrolled revenue consists of estimated gross receipts to be recognized, in the future, upon travel of an enrolled participant and may not result in the actual gross receipts eventually recognized due both to withdrawals from our programs and expected future enrollments. We believe the decline in enrolled revenue will translate to lower gross revenue for 2012, compared to 2011, for our travel programs.  This non-GAAP measure relates to our travel programs only and does not include anticipated revenue for BookRags.

	As of April 22,
	Delegates
Enrollment detail for travel year	2012	2011	Change	% Change
Student Ambassadors	18,734	20,326	(1,592)	-7.8%
Total, all programs	22,686	24,974	(2,288)	-9.2%

Deployable Cash

Deployable cash is a liquidity measure which is calculated as the sum of cash, cash equivalents, short-term available-for-sale securities and prepaid program costs and expenses less the sum of accounts payable, accrued expenses and other short-term liabilities (excluding deferred taxes) and participant deposits. We believe the deployable cash measurement is useful in understanding cash available to deploy for current and future business opportunities, as it represents an estimate of excess cash available for strategic actions such as acquisitions. This non-GAAP measure is based on conservative assumptions, such as 100 percent of participants’ deposits being forfeited even though a portion is non-refundable and should not be construed as the maximum amount of cash sources available to run the business. See the ‘Liquidity’ section below for explanations of cash sources and uses.

Deployable Cash Reconciliation (in thousands)

	March 31,		December 31,
	2012	2011	2011
Cash, cash equivalents and short-term available-for-sale securities	$83,699	$88,348	$58,647
Prepaid program cost and expenses	23,053	28,824	13,299
Less: Participants’ deposits	(73,775)	(87,008)	(27,396)
Less: Accounts payable / accruals / other liabilities	(5,439)	(6,528)	(5,970)
Deployable cash	$27,538	$23,636	$38,580

Free Cash Flow

Free cash flow is calculated as cash flow from operations less purchase of property, equipment and intangible assets. Management believes this non-GAAP measure is useful to investors in understanding the cash generated or distributed within the current period for future use in operations. See the ‘Liquidity’ section below for explanations of cash sources and uses.

Free Cash Flow Reconciliation (in thousands)

	Three months ended March 31,
	2012	2011	$ Change
Cash flow provided by operations	$26,934	$16,436	10,498
Purchase of property, equipment and intangibles	(851)	(1,029)	178
Free cash flow	$26,083	$15,407	10,676

Liquidity and Capital Resources

Liquidity

Total assets at March 31, 2012 were $150.9 million, of which 55.5 percent, or $83.7 million, were cash, cash equivalents and short-term available-for-sale securities. At March 31, 2011, total assets were $167.7 million, of which 52.7 percent, or $88.3 million, were cash, cash equivalents and short-term available-for-sale securities.

Cash provided by operations was $26.9 million and $16.4 million during the three months ended March 31, 2012 and 2011, respectively. The increase in cash provided by operations is primarily due to a normalized level of prepaid program costs made during the first quarter of 2012 offset by lower participant deposits collected during the period compared to the first quarter of 2011 due primarily to lower delegate count volume year over year.

Cash used in investing activities was $35.2 million and $11.5 million during the three months ended March 31, 2012 and 2011, respectively. The increase in cash used in investing activities was primarily due to a net increase in cash used in the purchases of available-for-sale securities as a result of timing of our decision to transfer a portion of our investment portfolio to new account managers in an attempt to diversify our holdings.

Cash used in financing activities was $1.2 million and $6.4 million during the three months ended March 31, 2012 and 2011, respectively. The change in cash used in financing activities was a result of no cash being used for repurchase of our Common Stock in the first quarter of 2012.

Capital Resources

We maintain an unsecured revolving line of credit (the “Revolving Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), which at March 31, 2012, had an unused line of credit of $20.0 million. In order to utilize this line of credit, we must comply with certain covenants. These covenants were amended as of March 31, 2012, and include deployable cash greater than zero, tangible net worth greater than $40.0 million and net income after taxes for the current and previous three quarters of greater than $2.0 million through June 30, 2013, increasing to $4.0 million as of September 30, 2013 and each quarter thereafter. At March 31, 2012, we were in compliance with all covenants.

On February 23, 2012, one of our stockholders publicly announced that it will seek to have its own slate of three director candidates elected to our Board of Directors at our 2012 annual meeting of stockholders. In the customary sequence of our corporate governance process, the Board of Directors and its nominating committee will consider these candidates, along with existing board members that may decide to run for election or other potential candidates. A proxy contest has ensued, which has required the Company to incur additional expenses including legal and professional fees. We are unable to determine the impact of those potential costs on our earnings or our capital resources.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported disclosures of assets, liabilities, revenue and expenses. Our estimates are based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business.  We consider that our most critical accounting estimates are related to the valuation of available-for-sale securities, valuation of goodwill and intangible assets, foreign currency exchange contracts, revenue recognition, and contingencies and litigation as they require us to make assumptions that may be highly uncertain at the time the accounting estimates were made and changes in them are reasonably likely to occur from period to period.  There are other items within our consolidated financial statements that require estimation, but are not deemed to be critical.  Changes in estimates used in these and other items could have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change to market risk as discussed in ‘Market Risk,’ as part of Item 7, ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ in our Annual Report on Form 10-K filed on March 12, 2012.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of March 31, 2012, the end of the period covered by this report, our chief executive officer and chief financial officer reviewed, evaluated and concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were effective.  These controls and procedures are designed to ensure information required to be disclosed in our From 10-Q filed or submitted under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and has been accumulated and communicated to our chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

In the three months ended March 31, 2012, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

The information contained in Note 9, “Commitments and Contingencies” to our consolidated financial statements is incorporated by reference.

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the risk factors, set forth in Item 1A “Risk Factors,” contained in our Annual Report on Form 10-K filed on March 12, 2012 with the SEC and those set forth below, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

Our business could be negatively affected as a result of a proxy contest and the actions of activist shareholders.

On February 23, 2012, one of our stockholders publicly announced that it will seek to have its own slate of three director candidates elected to our Board of Directors at our 2012 annual meeting of stockholders. A proxy contest has ensued, which could adversely affect our business because:

•	responding to proxy contests and other actions by activist stockholders can disrupt our operations, be costly and time-consuming, and divert the attention of our management and employees;

•
perceived uncertainties as to our future direction may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and

•
if individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On various dates between May 2004 and May 2011, our Board of Directors authorized the repurchase of up to an aggregate of $70.0 million of our Common Stock in the open market or through private transactions (the “Repurchase Plan”). The Repurchase Plan does not expire as of any particular date. During the quarter ended March 31, 2012, we repurchased zero shares of our Common Stock. Since inception through March 31, 2012, we have repurchased approximately 3,840,000 shares of our Common Stock, adjusted to reflect the effect of a two-for-one stock split of our Common Stock in 2005, for an approximate total of $56.5 million.

Independent of the Repurchase Plan, during the first quarter of 2007, our Board of Directors approved a single repurchase of 1.2 million shares of our Common Stock for approximately $33.0 million.

The following is a summary of issuer purchases of equity securities during the quarter ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Program
Available for repurchase at December 31, 2011	-	-	-	$13,500,020
January 1 - January 31, 2012	-	-	-	13,500,020
February 1 - February 29, 2012	-	-	-	13,500,020
March 1 - March 31, 2012	-	-	-	13,500,020
Available for repurchase at March 31, 2012	-	-	-	$13,500,020

Item 6. Exhibits

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASSADORS GROUP, INC.

Date: May 4, 2012	By:	/s/ JEFFREY D. THOMAS
Jeffrey D. Thomas
Chief Executive Officer

Date: May 4, 2012	By:	/s/ ANTHONY F. DOMBROWIK
Anthony F. Dombrowik
Senior Vice President, Chief Financial Officer

EXHIBIT INDEX

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002