Form 10-Q
period 2012-06-30
AMBASSADORS GROUP INC
filed 2012-08-07
CIK 1162315

“““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““““

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________ .

Commission file number 0-33347

Ambassadors Group, Inc.

 (Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	91-1957010 (I.R.S. Employer Identification No.)

Dwight D. Eisenhower Building 2001 South Flint Road Spokane, WA (Address of Principal Executive Offices)	99224 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (509) 568 -7800

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

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of July 27, 2012 was 17,604,307.

AMBASSADORS GROUP, INC.
FORM 10-Q QUARTERLY REPORT

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of June 30, 2012 and December 31, 2011
(in thousands, except share and per share data)

	UNAUDITED	AUDITED
	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$3,062	$19,519
Available-for-sale securities and other	78,875	39,128
Prepaid program costs and expenses	24,825	13,299
Accounts receivable	1,556	1,395
Deferred tax assets	301	668
Total current assets	108,619	74,009
Property and equipment, net	27,297	26,104
Available-for-sale securities	714	700
Intangibles	3,505	3,421
Goodwill	9,781	9,781
Other long-term assets	85	85
Total assets	$150,001	$114,100

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$10,662	$5,858
Participants’ deposits	53,508	27,396
Foreign currency exchange contracts	584	1,671
Other liabilities	97	112
Total current liabilities	64,851	35,037
Participants’ deposits	819	-
Foreign currency exchange contracts	50	102
Deferred tax liability	1,941	2,004
Total liabilities	67,661	37,143

Commitments and Contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 shares authorized; 17,606,409 and 17,588,088 shares issued and outstanding, respectively	172	172
Additional paid-in capital	802	314
Retained earnings	81,671	77,489
Accumulated other comprehensive loss	(305)	(1,018)
Stockholders’ equity	82,340	76,957
Total liabilities and stockholders’ equity	$150,001	$114,100

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three and six months ended June 30, 2012 and 2011
(in thousands, except per-share amounts)
	Six months ended		Three months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net revenue, non-directly delivered programs	$27,843	$30,580	$27,754	$30,615
Gross revenue, directly delivered programs	4,225	5,221	3,047	4,527
Gross revenue, internet and advertising	2,203	1,917	1,005	914
Total revenue	34,271	37,718	31,806	36,056
Cost of sales, directly delivered programs	2,899	3,565	2,013	3,079
Cost of sales, internet and advertising	303	262	133	129
Gross margin	31,069	33,891	29,660	32,848
Operating expenses:
Selling and marketing	15,170	19,534	6,483	9,439
General and administrative	8,591	8,503	4,384	4,120
Total operating expenses	23,761	28,037	10,867	13,559
Operating income	7,308	5,854	18,793	19,289
Other income (expense):
Interest and dividend income	859	751	618	416
Foreign currency and other income (expense)	(3)	171	(5)	(10)
Total other income	856	922	613	406
Income before income tax provision	8,164	6,776	19,406	19,695
Income tax provision	(1,872)	(2,074)	(5,208)	(6,264)
Net income	$6,292	$4,702	$14,198	$13,431

Weighted-average common shares outstanding - basic	17,600	17,841	17,602	17,672
Weighted-average common shares outstanding - diluted	17,600	18,010	17,602	17,824

Net income per share - basic	$0.36	$0.26	$0.81	$0.76
Net income per share - diluted	$0.36	$0.26	$0.81	$0.75

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the three and six months ended June 30, 2012 and 2011
(in thousands)

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Net income	6,292	4,702	14,198	13,431
Unrealized gain (loss) on foreign currency exchange contracts, net of income tax benefit (provision) of ($399), $95, $75, $536	740	(177)	(192)	(996)
Unrealized gain (loss) on available-for-sale securities, net of income tax benefit (provision) of $14, ($165), $70, ($183)	(27)	306	(135)	339
Comprehensive income	$7,005	$4,831	$13,871	$12,774

The accompanying notes are an integral part of the consolidated financial statements.

 AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended June 30, 2012 and 2011
(dollars in thousands)

	2012	2011
Cash flows from operating activities:
Net income	$6,292	$4,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,412	2,364
Stock-based compensation	720	938
Deferred income tax benefit	(80)	(582)
Gain on foreign currency exchange contracts	-	(20)
Loss on disposition and impairment of property and equipment	-	66
Excess tax benefit (shortfall) from stock-based compensation	232	(15)
Change in assets and liabilities:
Accounts receivable and other assets	(161)	714
Prepaid program costs and expenses	(11,526)	(20,585)
Accounts payable, accrued expenses, and other current liabilities	3,865	4,792
Participants’ deposits	26,931	27,321
Net cash provided by operating activities	28,685	19,695

Cash flows from investing activities:
Purchase of available-for-sale securities	(69,537)	(47,881)
Proceeds from sale of available-for-sale securities	29,734	37,142
Purchase of property and equipment	(2,704)	(1,895)
Proceeds from sale of property and equipment	-	19
Purchase of intangibles	(293)	(213)
Net cash used in investing activities	(42,800)	(12,828)

Cash flows from financing activities:
Repurchase of Common Stock	-	(6,091)
Dividend payment to shareholders	(2,110)	(2,143)
Proceeds from exercise of stock options	-	131
Excess tax shortfall (benefit) from stock-based compensation	(232)	15
Net cash used in financing activities	(2,342)	(8,088	7)

Net decrease in cash and cash equivalents	(16,457)	(1,221)
Cash and cash equivalents, beginning of period	19,519	6,838
Cash and cash equivalents, end of period	$3,062	$5,617

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company
Ambassadors Group, Inc. (the “Company”, “we”, “us” or “our”) is a socially conscious educational company primarily engaged in organizing and promoting differentiated worldwide travel programs for students and professionals.  In addition, we operate an education oriented research website called BookRags that provides study guides, lesson plans and other educational resources to students and teachers.  These consolidated financial statements include the accounts of Ambassadors Group, Inc., and our wholly owned subsidiaries, Ambassador Programs, Inc., BookRags, Inc., World Adventures Unlimited, Inc., Ambassadors Unlimited, LLC, AGI Hong Kong Limited, Beijing People to People Education Consultation Co., Ltd, and Marketing Production Systems, LLC. All significant intercompany accounts and transactions, which are of a normal recurring nature, are eliminated in consolidation.

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being materially misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not indicative of the results that may be expected for the year ending December 31, 2012.

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

The following tables summarize the composition of our investments at June 30, 2012 and December 31, 2011 (in thousands):

				Classification on Balance Sheet
June 30, 2012	Amortized Cost	Unrealized Gains (Losses)	Aggregate Fair Value	Cash and cash equivalents	Short-term available-for-sale securities	Long-term available-for-sale securities
Auction rate securities (“ARS”), greater than one year	$1,000	$(286)	$714	$-	$-	$714
Money market funds, ninety days or less	71	-	71	71	-	-
Municipal securities1
One year or less	48,989	26	49,015	-	49,015	-
After one year through three years	16,315	116	16,431	-	16,431	-
Greater than three years through five years	13,113	316	13,429	-	13,429	-
Total	$79,488	$172	$79,660	$71	$78,875	$714

				Classification on Balance Sheet
December 31, 2011	Amortized Cost	Unrealized Gains (Losses)	Aggregate Fair Value	Cash and cash equivalents	Short-term available-for-sale securities	Long-term available-for-sale securities
ARS, greater than one year	$1,000	$(300)	$700	$-	$-	$700
Money market funds, ninety days or less	14,503	-	14,503	14,503	-	-
Municipal securities1
One year or less	3,639	(1)	3,638	-	3,638	-
After one year through three years	16,679	118	16,797	-	16,797	-
Greater than three years through five years	18,295	398	18,693	-	18,693	-
Total	$54,116	$215	$54,331	$14,503	$39,128	$700

1Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at June 30, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements at Reporting Date Using

June 30, 2012	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial assets:
ARS	$714	$-	$-	$714
Money market funds	71	71	-	-
Municipal securities1	78,875	78,875	-	-
Foreign currency exchange contracts	321	-	321	-
Total financial assets	$79,980	$78,946	$321	$714
Financial liabilities:
Foreign currency exchange contracts	955	-	955	-
Total financial liabilities	$955	$-	$955	$-

		Fair Value Measurements at Reporting Date Using

December 31, 2011	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial assets:
ARS	$700	$-	$-	$700
Money market funds	14,503	14,503	-	-
Municipal securities1	39,128	39,128	-	-
Foreign currency exchange contracts	115	-	115	-
Total financial assets	$54,446	$53,631	$115	$700
Financial liabilities:
Foreign currency exchange contracts	1,888	-	1,888	-
Total financial liabilities	$1,888	$-	$1,888	$-

1 At June 30, 2012, municipal securities consisted of a 56/38/6 percent split between holdings in short-term municipal security funds, municipal revenue bonds and municipal general obligation bonds, respectively. As part of our investment policy, during the first  quarter of 2012, we began investing in debt funds comprised of short-term municipal securities. At December 31, 2011, municipal securities consisted of an 83/17 split between municipal revenue bonds and municipal general obligation bonds, respectively, and no short-term municipal funds. In addition, the underlying credit rating of the municipal securities at June 30, 2012 and December 31, 2011 were A+, A1 or better as defined by S&P 500 and Moody’s, respectively.

Money market funds and municipal securities are classified as Level 1 assets because market prices are readily available for these investments. Level 2 financial assets and liabilities represent the fair value of our foreign currency exchange contracts that were valued using pricing models that take into account the contract terms, as well as multiple inputs where applicable, such as equity prices, interest rate yield curve, option volatility and currency rates. Level 3 financial assets represent the fair value of our auction-rate securities (“ARS”), which were valued using a pricing model that takes into account the average life of the underlying collateral, the rate of return, and the spread used for similar issuances.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair value measurements on a recurring basis using Level 3 inputs only consist of available-for-sale ARS.  The following table presents a reconciliation for the three and six months ended June 30, 2012 and 2011, of available-for-sale ARS measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Beginning balance	$700	$1,250	$703	$1,249
Total realized / unrealized losses:
Included in earnings	-	-	-	-
Included in OCI	14	-	11	1
Purchases, sales, issuances, and settlements, net	-	-	-	-
Ending balance	$714	$1,250	$714	$1,250

The credit markets have experienced uncertainty, which may continue to impact the markets where our ARS would be offered. During the six months ended June 30, 2012, we experienced one failed ARS auction, representing principal of $1.0 million. This remaining ARS continues to be classified as a long-term asset due to the high probability that the ARS may fail in future auctions. The next scheduled auction for this ARS is March 7, 2013. We have determined that there is no other-than-temporary impairment on this security, since we do not intend and are not required to sell this security before we have recovered the amortized cost basis, there has been no further deterioration of the credit rating of this investment, interest payments at coupon rate continue to be received and we expect to recover the amortized cost basis of this security. We will continue to reassess liquidity in future reporting periods based on several factors, including the success or failure of future auctions, possible failure of the investment to be redeemed, deterioration of the credit rating of the investment, market risk and other factors.

In determining the fair value of bond and ARS investments, we consider the individual ratings of each holding. With regard to bonds, we consider the following: the underlying rating of the issuer irrespective of the insurance; the performance of the issuer; the term of the bond; and the quality of bond insurance provided by the rating of the bond insurer. With regard to valuation of our ARS, we consider the underlying credit quality of comparable student loan portfolios, the average life of the underlying student loan assets, and apply a discount related to the illiquidity of our ARS due to past failed auctions. Based on these inputs, we have applied a discount of 351-basis points to the London interbank offered rate resulting in a valuation of $0.7 million from a costs basis of $1.0 million as of June 30, 2012. At the reporting dates and in the future, we recognize that this investment is subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by the current global financial environment. The fair value of this investment accordingly will continue to change, and we will continue to evaluate its carrying value.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the balances of accumulated other comprehensive income (“AOCI”) and the gain (loss) recognized in other comprehensive income (“OCI”) related to unrealized gains and losses for available-for-sale securities in the periods indicated (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Available-for-sale securities
	2012	2011
Balance, January 1,	$135	$(177)
Other comprehensive income (loss), net of income taxes	(27)	306
Balance, June 30,	$108	$129

4. Derivative Financial Instruments

The majority of our travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar for our non-directly delivered programs. We use forward contracts that allow us to acquire the foreign currency at a fixed price for a specified point in time and to provide a hedge against foreign currency risk. All of our derivatives are cash flow hedges and at June 30, 2012, all contracts qualified for cash flow hedge accounting.

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

At June 30, 2012, the following forward contracts were outstanding (in thousands):

	Notional Amount	Matures
Forward contracts:
Euro	6,300	July 2012 - July 2013
British pound	3,220	July 2012 - June 2013
Canadian dollar	2,380	February 2013 - June 2013
Australian dollar	1,880	July 2012 - July 2013
New Zealand dollar	315	March 2013 - July 2013

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of our forward contracts were as follows (in thousands):

	June 30, 2012
	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments		Total Net
	Assets	Liabilities	Assets	Liabilities	Liabilities
Forward contracts	$321	$955	$-	$-	$634

	December 31, 2011
	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments		Total Net
	Assets	Liabilities	Assets	Liabilities	Liabilities
Forward contracts	$115	$1,888	$-	$-	$1,773

The net liabilities and asset derivatives at June 30, 2012 and December 31, 2011 are reported in the consolidated balance sheet as current and long-term ‘foreign currency exchange contracts.’

The following table summarizes the balances of AOCI and the gain (loss) recognized in OCI for derivatives designated as hedging instruments (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Foreign currency exchange contracts
	2012	2011
Balance, January 1,	$(1,153)	$1,210
Other comprehensive income (loss), net of income taxes	740	(177)
Balance, June 30,	$(413)	$1,033

Unrealized losses on forward contracts recorded in AOCI at June 30, 2012, which are expected to be realized in net revenue during the next 12 months, were approximately $0.4 million. This amount was computed using the fair value of the cash flow hedges at June 30, 2012, and may change before actual reclassification from AOCI.

For the three and six months ended June 30, 2012 and 2011, the amount of gains or losses recognized in the income statement for derivatives designated as hedging instruments were as follows (in thousands):

Location of gain (loss) reclassed from AOCI (effective portion)	Gain (loss) reclassed from AOCI (effective portion)
	Three and six months ended June 30,
	2012	2011
Net revenue, non-directly delivered programs	$(607)	$1,559

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the three and six months ended June 30, 2012 and 2011, the amount of gains or losses recognized in the income statement for derivatives not designated as hedging instruments were as follows (in thousands):

		Amount of Gain
Derivative not designated as nnhedging instruments	Location of Gain Recognized in Income on Derivative	Three and six months ended June 30, 2012	Three and six months ended June 30, 2011
Forward contracts	Foreign currency and other expense	$2	$183

5.   Stock-Based Compensation

Under our 2009 Equity Participation Plan we have outstanding options to purchase shares of our Common Stock and restricted stock awards held by eligible employees, non-employee directors and consultants as granted by the Compensation Committee of the Board of Directors.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three and six months ended June 30, 2012 and 2011.

	Six months ended		Six months ended		Three months ended		Three months ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
Expected dividend yield	4.39%		2.16%		4.72%		2.17%
Expected stock price volatility	60.85%		62.01%		60.61%		63.60%
Risk-free interest rate	1.79%		1.95%		1.89%		1.89%
Expected life of options	4.47	Years	5.27	Years	4.46	Years	4.75	Years
Estimated fair value per option granted	$1.89		$4.69		$1.83		$4.59

The dividend yield is based on expected quarterly cash dividends paid to our shareholders. Expected stock price volatility is based on historical volatility of our stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Additionally, an annualized forfeiture rate of 12.7 percent is used as a best estimate of future forfeitures based on our historical forfeiture experience. The stock-based compensation expense is adjusted in later periods if the actual forfeiture rate is different from the estimate.

Total stock-based compensation expense recognized in the consolidated statement of operations for the quarter ended June 30, 2012 was $0.4 million before income taxes. Of the total stock-based compensation expense during the quarter, stock option expense was $0.2 million, restricted stock award expense was $0.2 million, and the related total deferred tax benefit was $0.1 million. Total stock-based compensation expense recognized in the consolidated statement of operations for the six months ended June 30, 2012 was $0.7 million before income taxes. Of the total stock-based compensation expense recognized in 2012, stock option expense was $0.4 million, restricted stock award expense was $0.3 million, and the related total deferred tax benefit was $0.2 million.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents information about outstanding common stock options and restricted grants as of June 30, 2012:

	Options and Awards Outstanding			Options Exercisable

Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Shares	Weighted- Average Exercise Price
Restricted Stock Awards
$0 .00	385,122	2.19	N/A	N/A	N/A
Stock Options
$4.52 - 6.93	368,209	9.44	$4.73	4,000	$6.21
6.94 - 10.39	283,699	4.98	9.15	213,685	9.29
10.40 - 13.86	447,119	7.60	11.52	183,599	11.65
13.87 - 17.32	279,734	3.89	16.90	279,734	16.90
17.33 - 20.79	7,328	5.86	18.41	7,328	18.41
20.80 - 24.25	1,000	3.12	21.09	1,000	21.09
24.26 - 27.72	179,146	3.73	27.07	179,146	27.07
27.73 - 31.18	6,937	4.30	29.48	6,937	29.48
31.19 - 34.65	4,448	4.84	34.65	4,448	34.65
Total Stock Options	1,577,620	6.43	$9.98	879,877	$16.19
Combined	1,962,742	5.60	$9.98	879,877	$16.19

At June 30, 2012, the aggregate intrinsic value of outstanding stock options and restricted stock was $2.4 million, and the aggregate intrinsic value of exercisable stock options and restricted stock was zero based on our $5.44 closing stock price at June 30, 2012. As of June 30, 2012, total unrecognized stock-based compensation expense related to non-vested stock options and non-vested restricted stock awards was approximately $3.4 million, which is expected to be recognized over approximately 3.86 years. During the quarter ended June 30, 2012, there were no stock options exercised, and the total fair value of options which vested was $0.1 million.

The following table presents information about stock option and restricted stock activity during the six months ended June 30, 2012:

	Restricted Stock Awarded	Weighted-Average Grant Date Fair Value	Stock Options	Weighted- Average Exercise Price
Balance at December 31, 2011	374,957	$8.82	1,962,321	$11.56
Granted	43,120	5.12	116,620	5.12
Forfeited	(24,924)	9.22	(501,321)	7.39
Vested	(8,031)	9.34	N/A	N/A
Exercised	N/A	N/A	-	-
Balance at June 30, 2012	385,122	$8.37	1,577,620	$12.41

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Net Income and Dividends per Sharep

The following table presents a reconciliation of basic and diluted income per share computations (in thousands, except per share data and anti-dilutive stock option counts):

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Numerator:
Net income	$6,292	$4,702	$14,198	$13,431

Denominator:
Weighted-average shares outstanding	17,215	17,513	17,217	17,344
Effect of unvested restricted stock awards considered participating securities	385	328	385	328
Weighted-average shares outstanding – basic	17,600	17,841	17,602	17,672
Effect of dilutive common stock options	-	169	-	152
Weighted-average shares outstanding – diluted	17,600	18,010	17,602	17,824

Net income per share – basic	$0.36	$0.26	$0.81	$0.76

Net income per share – diluted	$0.36	$0.26	$0.81	$0.75

Cash dividends declared per share	$0.12	$0.12	$0.06	$0.06

Stock options excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive	1,402,714	1,105,954	1,253,287	1,201,527

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

Ambassador Programs and Other’s gross margin is comprised of gross receipts less direct program costs, including accommodations, transportation, speakers, facilitators, and event costs. BookRags’ gross margin is comprised of content and subscription and advertising revenues via www.BookRags.com, less affiliate commissions and amortization of intangible assets directly associated with sales.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment information for the three and six months ended June 30, 2012 and 2011 were as follows (in thousands):

	Six months ended June 30, 2012			Six months ended June 30, 2011
	Ambassador Programs and Other (1)			Ambassador Programs and Other (1)

		BookRags	Consolidated		BookRags	Consolidated
Total revenue	$32,068	$2,203	$34,271	$35,801	$1,917	$37,718
Gross margin	$29,169	$1,900	$31,069	$32,236	$1,655	$33,891
Depreciation and amortization	$2,137	$275	$2,412	$2,124	$240	$2,364
Operating income	$6,489	$819	$7,308	$5,219	$635	$5,854
Income tax provision	$1,679	$193	$1,872	$1,874	$200	$2,074
Net income	$5,636	$656	$6,292	$4,246	$456	$4,702
Total additions to property, plant, and equipment	$3,283	$113	$3,396	$1,767	$128	$1,895
Total additions to goodwill and intangible assets	$-	$293	$293	$-	$213	$213
Intangible assets, excluding goodwill	$-	$3,505	$3,505	$-	$3,361	$3,361
Total assets	$132,802	$17,199	$150,001	$142,278	$15,438	$157,716

	Three months ended June 30, 2012			Three months ended June 30, 2011
	Ambassador Programs and Other (1)			Ambassador Programs and Other (1)

		BookRags	Consolidated		BookRags	Consolidated
Total revenue	$30,801	$1,005	$31,806	$35,142	$914	$36,056
Gross margin	$28,788	$872	$29,660	$32,063	$785	$32,848
Depreciation and amortization	$1,096	$133	$1,229	$1,090	$121	$1,211
Operating income	$18,451	$342	$18,793	$19,032	$257	$19,289
Income tax provision	$5,160	$48	$5,208	$6,189	$75	$6,264
Net income	$13,884	$314	$14,198	$13,237	$194	$13,431

(1)	Ambassador Programs and Other include all travel programs offered by Ambassador Programs and World Adventures Unlimited as well as corporate overhead.

Any intercompany sales or services provided are eliminated upon consolidation.

8. Supplemental Disclosures of Consolidated Statements of Cash Flows

Our non-cash investing and financing activities during the six months ended June 30, 2012 and 2011 were as follows (in thousands):

	June 30, 2012	June 30, 2011
Unrealized gain (loss) on foreign currency exchange contracts	$1,139	$(276)
Unrealized gain (loss) on available-for-sale securities	$(42)	$471
Property and equipment	$692	$(106)

9.  Commitments and Contingencies

On July 14, 2009, a securities class action was filed against us and certain of our executive officers on behalf of all persons or entities who purchased our Common Stock between February 8, 2007 and October 23, 2007, in the United States District Court for the Eastern District of Washington. As previously disclosed by the Company in a Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on April 18, 2011, an agreement was reached to settle the securities class action. Under the terms of the settlement, our insurance carriers have paid the settlement amount of $7.5 million, in complete settlement of all claims, without any admission of wrongdoing or liability by the Company or any party in the action. Throughout the litigation, the Company and the individual defendants have denied, and continue to deny, the allegations made against them. The settlement agreement, which includes a release for all defendants and other provisions common in such agreements, was preliminarily approved by the Court on September 6, 2011. The Court held a hearing to consider final approval of the settlement, the plan of allocation, and the motion for the award of plaintiffs’ attorneys’ fees on November 30, 2011, but delayed ruling on these matters pending submission of additional materials by the lead plaintiff. The lead plaintiff submitted the requested additional materials on December 30, 2011, January 17, 2012, and March 19, 2012. On June 28, 2012, the Court entered a final order approving the settlement and related matters. As the settlement is covered and was funded by the Company’s insurance carrier, the settlement is not expected to have a material adverse effect on our business, financial condition or results of operations.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On October 27, 2009, we were informed by the SEC that it had issued a formal order of investigation with respect to trading in the Company’s securities. We believe that the investigation was for the period August through December 2007. The SEC indicated that the investigation should not be construed as an indication that any violation of law has occurred or as an adverse reflection upon any person, entity or security. The Company has been informed that the U.S. Department of Justice, which had been involved in the investigation, has closed its investigation and is not taking enforcement action against the Company or any of its officers, directors or employees.

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

Under our Bylaws, our directors and officers have certain rights to indemnification by us against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which covers certain liabilities arising from our obligation to indemnify our directors and officers and former directors in certain circumstances. No material indemnification liabilities were accrued at June 30, 2012.

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

11. Sale of Corporate Headquarters

On April 4, 2012, the Company’s board of directors approved the listing for sale of the corporate headquarters building located in Spokane, Washington. Management may relocate its headquarters to a new leased location also in Spokane upon sale. The Company will continue to classify the building as an asset held for use until the sale is probable and it becomes unlikely that significant changes to the plan will be made. The initial listing price for the building itself and underlying land is $13.3 million. The asset has a total net carrying value, including all related assets, of approximately $16.0 million and is recoverable as an asset held for use. However, the Company will continue to reassess the fair value of the building at each reporting period to determine whether the building qualifies as an asset held for sale and if the carrying value is recoverable as the proposed sale process continues. If the carrying value is not deemed to be recoverable based on current market conditions, the Company may be required to record impairment charges for these assets in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933,as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange act”). Forward-looking statements may appear throughout this report, including without limitation, statements in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. For a detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, please refer to Item 1A Risk Factors disclosure in our Annual Report on Form 10-K filed on March 12, 2012. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Introduction

Ambassadors Group, Inc. is a socially conscious education company primarily engaged in organizing and promoting worldwide educational travel programs for students through a direct to consumer revenue model. We operate student travel programs primarily using the People to People brand under a long-term exclusive license agreement. We have been traveling students on People to People programs for over 50 years and with over 500,000 alumni. We believe that our association with that brand and our own 45 years of experience in the educational travel industry give us both a stong awareness in the market and a high level of credibility.

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

As further discussed below, our operating results depend on the number of travelers that attend our programs (“travelers” or “delegates”), the fees we are able to charge for each traveler (“gross revenue”), and the direct costs associated with the traveler’s itinerary including airfare, hotel charges, meal costs, event and location fees, chaperone costs, tour manager fees, and the cost of in-country travel (“cost of sales”). Our business is highly seasonal and the second quarter is typically our highest period for gross revenue and cost of sales activity. The majority of sales and marketing expenses are incurred in the third and fourth quarters of the year to attract delegates, while the associated revenue is generally recognized in the second and third quarter of the following fiscal year.

Executive Summary

Our strategy is to maintain our high quality and unique out-of-classroom educational experiences while increasing our volume of business. In order to grow the business our operating plans include: introducing new marketing channels while expanding and refining existing channels; building and preserving high quality customer relationships; and introducing new educational travel programs and experiences independently and through strategic alliances. As we complete the peak 2012 travel season and head into the 2013 selling and marketing campaign season, we continue to focus on growing customer relationships. We are focused on early and frequent engagement with current and target delegates and their families. We have engaged our customers earlier than in previous travel campaigns, which has generated over 1,000 enrollments for the 2013 travel season in advance of our peak season that begins in mid-August and runs through late November. We are focused on maintaining a successful, cost effective direct marketing campaign while strengthening other lead generation and revenue channels to broaden our presence in social media and drive growth in enrollments going forward. We believe our strategy will improve the productivity of our marketing efforts and ultimately improve our costs to acquire delegates.

Results of Operations

Consolidated financial results for the three and six months ended June 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Total revenue	$31,806	$36,056	$(4,250)	-12%
Cost of goods sold	2,146	3,208	(1,062)	-33%
Gross margin	29,660	32,848	(3,188)	-10%
Selling and marketing expenses	6,483	9,439	(2,956)	-31%
General and administrative expenses	4,384	4,120	264	6%
Operating income	18,793	19,289	(496)	-3%
Other income	613	406	207	51%
Income before income tax provision	19,406	19,695	(289)	-1%
Income tax provision	(5,208)	(6,264)	1,056	-17%
Net income	$14,198	$13,431	$767	6%

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Total revenue	$34,271	$37,718	$(3,447)	-9%
Cost of goods sold	3,202	3,827	(625)	-16%
Gross margin	31,069	33,891	(2,822)	-8%
Selling and marketing expenses	15,170	19,534	(4,364)	-22%
General and administrative expenses	8,591	8,503	88	1%
Operating income	7,308	5,854	1,454	25%
Other income	856	922	(66)	-7%
Income before income tax provision	8,164	6,776	1,388	20%
Income tax provision	(1,872)	(2,074)	202	-10%
Net income	$6,292	$4,702	$1,590	34%

During the three months ended June 30, 2012, we traveled 12,042 delegates compared to 13,262 during the second quarter of 2011. During the six months ended June 30, 2012, we traveled 12,789 delegates compared to 13,582 delegates traveled during the same period in 2011. Overall, our gross revenue decreased during the three and six months ended June 30, 2012 compared to the same periods in 2011, due to the decrease in delegates traveled from our core Student Ambassadors Program as well as from declines in two of our non-core programs, Student Leadership and Citizens. This expected decline in travel revenue was partially offset by an increase in revenue from BookRags reflecting increased content sales.

Associated with the decrease in delegates traveled, gross margin decreased $3.2 million and $2.8 million, respectively, during the second quarter and first six months of 2012 compared to 2011. Gross margin as a percentage of gross revenues declined to 36.5 percent during the second quarter of 2012 compared to 37.7 percent during the second quarter of 2011, primarily due to higher airfare expense associated with rising fuel costs and higher foreign exchange rates year-over-year increasing our land vendor payments. For those same reasons, gross margin as a percentage of gross revenue during the first six months of 2012 was 37 percent compared to 38.1 percent during the first six months of 2011.

The continuation of several cutting initiatives reduced operating expenses by $2.7 million and $4.3 million, respectively, during the second quarter and first six months of 2012 compared to those same periods in 2011.  In line with our strategy to reduce overall operating expenses to maximize profitability, these reductions consisted mainly of lower marketing expenses related to travel campaigns and reduced personnel costs associated with a reduction in staffing. These savings were offset by increased legal and professional expenses primarily related to the previously disclosed proxy contest.

Other income during the second quarter of 2012 increased $0.2 million compared to the second quarter of 2011 due primarily to realized gains from the sale of municipal bonds during the quarter. During the first six months of 2012 compared to the same period in 2011, other income decreased $0.1 million. The prior year six-month period included a $0.2 million gain as a result of the de-designation of derivative contracts after exiting foreign currency positions following the tsunami in Japan.

We record income tax provisions using an effective income tax rate applied to pre-tax income for the three and six months ended June 30, 2012 and 2011, respectively. The difference from our statutory rate of 34 percent and the decrease in the effective tax rate on a year-over-year basis is primarily due to the impact of tax exempt interest income earned during the periods in relation to net income.

In spite of the decline in delegate counts, our cost cutting initiatives discussed above helped increase profitability in the second quarter and first six months of 2012 compared to the same period in 2011. As a result, net income increased $0.8 million and $1.6 million, respectively, in the three and six months ended June 30, 2012, compared to the same periods in 2011.

Results of Operations by Segment

Segment results of operations for the three and six months ended June 30, 2012 and 2011 were as follows (in thousands):

	Three months ended June 30 2012,			Three months ended June 30 2011,
	Ambassador Programs and Other (1)			Ambassador Programs and Other (1)

		BookRags	Consolidated		BookRags	Consolidated
Total revenue	$30,801	$1,005	31,806	$35,142	$914	$36,056
Cost of goods sold	2,013	133	2,146	3,079	129	3,208
Gross margin	28,788	872	29,660	32,063	785	32,848
Selling and marketing expenses	6,164	319	6,483	9,081	358	9,439
General and administrative expenses	4,173	211	4,384	3,950	170	4,120
Operating income	18,451	342	18,793	19,032	257	19,289
Other income	593	20	613	394	12	406
Income before income tax provision	19,044	362	19,406	19,426	269	19,695
Income tax provision	(5,160)	(48)	(5,208)	(6,189)	(75)	(6,264)
Net income	$13,884	$314	14,198	$13,237	$194	$13,431

	Six months ended June 30 2012,			Six months ended June 30 2011,
	Ambassador Programs and Other (1)			Ambassador Programs and Other (1)

		BookRags	Consolidated		BookRags	Consolidated
Total revenue	$32,068	$2,203	34,271	$35,801	$1,917	$37,718
Cost of goods sold	2,899	303	3,202	3,565	262	3,827
Gross margin	29,169	1,900	31,069	32,236	1,655	33,891
Selling and marketing expenses	14,466	704	15,170	18,886	648	19,534
General and administrative expenses	8,214	377	8,591	8,131	372	8,503
Operating income	6,489	819	7,308	5,219	635	5,854
Other income	826	30	856	901	21	922
Income before income tax provision	7,315	849	8,164	6,120	656	6,776
Income tax provision	(1,679)	(193)	(1,872)	(1,874)	(200)	(2,074)
Net income	$5,636	$656	6,292	$4,246	$456	$4,702

(1)	Ambassador Programs and Other include all travel programs offered by Ambassador Programs and World Adventures Unlimited as well as corporate overhead.

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

	As of July 22,
	Delegates
Enrollment detail for travel year	2012	2011	Change	% Change
Student Ambassadors	17,356	19,179	(1,823)	-9.5%
Total, all programs	21,262	24,007	(2,745)	-11.4%

Deployable Cash

Deployable cash is a liquidity measure which is calculated as the sum of cash, cash equivalents, short-term available-for-sale securities and prepaid program costs and expenses less the sum of accounts payable, accrued expenses and other short-term liabilities (excluding deferred taxes) and participant deposits. We believe the deployable cash measurement is useful in understanding cash available to deploy for current and future business opportunities, as it represents an estimate of excess cash available for strategic actions. This non-GAAP measure is based on conservative assumptions, such as 100 percent of participants’ deposits being forfeited even though a portion is non-refundable and should not be construed as the maximum amount of cash sources available to run the business. See the ‘Liquidity’ section below for explanations of cash sources and uses.

Deployable Cash Reconciliation (in thousands)
	June 30,		December 31,
	2012	2011	2011
Cash, cash equivalents and short-term available-for-sale securities	$81,937	$89,977	$58,647
Prepaid program cost and expenses	24,825	23,815	13,299
Less: Participants’ deposits	(54,327)	(61,757)	(27,396)
Less: Accounts payable / accruals / other liabilities	(10,759)	(10,732)	(5,970)
Deployable cash	$41,676	$41,303	$38,580

Free Cash Flow

Free cash flow is calculated as cash flow from operations less the purchase of property, equipment and intangible assets. Management believes this non-GAAP measure is useful to investors in understanding the cash generated or distributed within the current period for future use in operations. See the ‘Liquidity’ section below for explanations of cash sources and uses.

Free Cash Flow Reconciliation (in thousands)
	Six months ended June 30,
	2012	2011	$ Change
Cash flow provided by operations	$28,685	$19,695	8,990
Purchase of property, equipment and intangibles	(2,997)	(2,108)	(889)
Free cash flow	$25,688	$17,587	8,101

Liquidity

Total assets at June 30, 2012 were $150.0 million, of which 54.6 percent, or $81.9 million, were cash, cash equivalents and short-term available-for-sale securities. At June 30, 2011, total assets were $157.7 million, of which 57.0 percent, or $90.0 million, were cash, cash equivalents and short-term available-for-sale securities. The decrease in cash, cash equivalents and short-term available-for-sale securities year-over-year was a result of lower participant deposits collected due primarily to the lower delegate count volume discussed above.

Cash provided by operations was $28.7 million and $19.7 million during the six months ended June 30, 2012 and 2011, respectively. The increase in cash provided by operations was primarily due to the timing of recurring prepaid program costs offset by lower participant deposits collected.

Cash used in investing activities was $42.8 million and $12.8 million during the three months ended June 30, 2012 and 2011, respectively. The increase in cash used in investing activities was primarily due to a net increase in cash used in the purchases of available-for-sale securities as a result of the timing of our decision to transfer a portion of our investment portfolio to new account managers in an attempt to diversify our holdings.

Cash used in financing activities was $2.3 million and $8.1 million during the six months ended June 30, 2012 and 2011, respectively. The change in cash used in financing activities was a result of no cash being used for repurchase of our Common Stock in the second quarter of 2012.

Capital Resources

We maintain an unsecured revolving line of credit with Wells Fargo Bank, National Association, which at June 30, 2012, had an unused line of credit of $20.0 million. In order to utilize this line of credit, we must comply with certain covenants. These covenants include deployable cash greater than zero, tangible net worth greater than $40.0 million and net income after taxes for the current and previous three quarters of greater than $2.0 million through June 30, 2013, increasing to $4.0 million as of September 30, 2013 and each quarter thereafter. At June 30, 2012, we were in compliance with all covenants.

During the first six months of 2012 we engaged in a proxy contest with certain stockholders which was settled in May 2012. The Company incurred $1.3 million in additional expenses and legal fees in connection with the proxy contest.

Contractual Obligations

We do not have any material capital expenditure commitments for 2012. Our business is not capital intensive and we believe that existing cash and cash equivalents and cash flows from operations will be sufficient to fund our anticipated operating needs and capital expenditures through 2012. For additional information related to our contractual obligations, please refer to our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed on March 12, 2012.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported disclosures of assets, liabilities, revenue and expenses. Our estimates are based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business.  We consider that our most critical accounting estimates are related to the valuation of available-for-sale securities, valuation of goodwill and intangible assets, foreign currency exchange contracts, revenue recognition, and contingencies and litigation as they require us to make assumptions that may be highly uncertain at the time the accounting estimates were made and changes in them are reasonably likely to occur from period to period.  There are other items within our consolidated financial statements that require estimation but are not deemed to be critical.  Changes in estimates used in these and other items could have a material impact on our consolidated financial statements. For a more complete discussion, please refer to our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed on March 12, 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change to our market risks as discussed in ‘Market Risk,’ as part of Item 7, ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ in our Annual Report on Form 10-K filed on March 12, 2012.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of June 30, 2012, the end of the period covered by this report, our chief executive officer and chief financial officer reviewed, evaluated and concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were effective.  These controls and procedures are designed to ensure information required to be disclosed in our Form 10-Q filed or submitted under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and has been accumulated and communicated to our management including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

In the three months ended June 30, 2012, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

The information contained in Note 9, “Commitments and Contingencies” to our consolidated financial statements is incorporated by reference to this Item.

Item 1A. Risk Factors

As of the date of this report, there have been no material changes to our risk factors, as discussed in Item 1A, ‘Risk Factors,’ contained in our Annual Report on Form 10-K filed on March 12, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On various dates between May 2004 and May 2011 our Board of Directors has authorized the repurchase of Common Stock in the open market or through private transactions (the “Repurchase Plan”). The current balance of the Repurchase Plan is $13.5 million in shares that may be repurchased. During the three and six months ended June 30, 2012, we repurchased zero shares of our Common Stock.

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

AMBASSADORS GROUP, INC.

Date: August 7, 2012	By:	/s/ JEFFREY D. THOMAS
Jeffrey D. Thomas
Chief Executive Officer
Date: August 7, 2012	By:	/s/ ANTHONY F. DOMBROWIK
Anthony F. Dombrowik
Senior Vice President, Chief Financial Officer

EXHIBIT INDEX

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002