Form 10-Q
period 2012-09-30
AMBASSADORS GROUP INC
filed 2012-11-06
CIK 1162315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________ .

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

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of October 25, 2012 was 17,615,754.

AMBASSADORS GROUP, INC.
FORM 10-Q QUARTERLY REPORT

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of September 30, 2012 and December 31, 2011
(in thousands, except share and per share data)

BALANCE SHEET
	UNAUDITED	AUDITED
	September 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$3,930	$19,519
Available-for-sale securities and other	45,860	39,128
Foreign currency exchange contracts	403	-
Prepaid program costs and expenses	12,773	13,299
Accounts receivable	819	1,395
Deferred tax assets	129	668
Total current assets	63,914	74,009
Property and equipment, net	27,195	26,104
Available-for-sale securities	719	700
Intangibles	3,541	3,421
Goodwill	9,781	9,781
Other long-term assets	85	85
Total assets	$105,235	$114,100

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$7,772	$5,858
Participants’ deposits	7,393	27,396
Foreign currency exchange contracts	-	1,671
Other liabilities	101	112
Total current liabilities	15,266	35,037
Foreign currency exchange contracts	-	102
Deferred tax liabilities	2,279	2,004
Total liabilities	17,545	37,143

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 shares authorized; 17,615,754 and 17,588,088 shares issued and outstanding, respectively	172	172
Additional paid-in capital	1,220	314
Retained earnings	86,100	77,489
Accumulated other comprehensive loss	198	(1,018)
Stockholders’ equity	87,690	76,957
Total liabilities and stockholders’ equity	$105,235	$114,100

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three and nine months ended September 30, 2012 and 2011
(in thousands, except per share amounts)

	Nine months ended		Three months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net revenue, non-directly delivered programs	$44,589	$51,253	$16,746	$20,673
Gross revenue, directly delivered programs	9,008	10,357	4,783	5,135
Gross revenue, internet and advertising	3,106	2,851	903	934
Total revenue	56,703	64,461	22,432	26,742
Cost of sales, directly delivered programs	6,172	6,913	3,273	3,347
Cost of sales, internet and advertising	421	406	118	144
Gross margin	50,110	57,142	19,041	23,251
Operating expenses:
Selling and marketing	26,459	31,406	11,289	11,872
General and administrative	12,113	12,427	3,522	3,924
Total operating expenses	38,572	43,833	14,811	15,796
Operating income	11,538	13,309	4,230	7,455
Other income (expense):
Interest and dividend income	1,454	1,090	595	339
Foreign currency and other income (expense)	(5)	156	(2)	(15)
Total other income	1,449	1,246	593	324
Income before income tax benefit (provision)	12,987	14,555	4,823	7,779
Income tax benefit (provision)	(1,210)	(3,801)	662	(1,727)
Net income	$11,777	$10,754	$5,485	$6,052

Weighted-average common shares outstanding - basic	17,595	17,750	17,613	17,611
Weighted-average common shares outstanding - diluted	17,595	17,896	17,613	17,693

Net income per share - basic	$0.67	$0.61	$0.31	$0.34
Net income per share - diluted	$0.67	$0.60	$0.31	$0.34

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the three and nine months ended September 30, 2012 and 2011
(in thousands)

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
Net income	11,777	10,754	5,485	6,052
Unrealized gain (loss) on foreign currency exchange contracts, net of income tax benefit (provision) of ($762), $1,081, ($363), $986	1,414	(2,008)	674	(1,831)
Unrealized gain (loss) on available-for-sale securities, net of income tax benefit (provision) of $107, ($259), $92, ($94)	(198)	481	(171)	175
Comprehensive income	$12,993	$9,227	$5,988	$4,396

The accompanying notes are an integral part of the consolidated financial statements.

 AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30, 2012 and 2011
(in thousands)

	2012	2011
Cash flows from operating activities:
Net income	$11,777	$10,754
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,786	3,573
Stock-based compensation	1,166	1,294
Deferred income tax provision (benefit)	159	(619)
Loss on disposition and impairment of property and equipment	-	123
Excess tax benefit (shortfall) from stock-based compensation	260	(27)
Change in assets and liabilities:
Accounts receivable and other assets	576	836
Prepaid program costs and expenses	526	(10,716)
Accounts payable, accrued expenses, and other current liabilities	1,653	5,519
Participants’ deposits	(20,003)	(25,422)
Net cash used in operating activities	(100)	(14,685)

Cash flows from investing activities:
Purchase of available-for-sale securities	(70,333)	(48,674)
Proceeds from sale of available-for-sale securities	63,277	75,121
Purchase of property and equipment	(4,589)	(2,536)
Proceeds from sale of property and equipment	-	49
Purchase of intangibles	(418)	(357)
Net cash provided by (used in) investing activities	(12,063)	23,603

Cash flows from financing activities:
Repurchase of Common Stock	-	(7,590)
Dividend payment to shareholders	(3,166)	(3,203)
Proceeds from exercise of stock options	-	227
Excess tax shortfall (benefit) from stock-based compensation	(260)	27
Net cash used in financing activities	(3,426)	(10,539)

Net decrease in cash and cash equivalents	(15,589)	(1,621)
Cash and cash equivalents, beginning of period	19,519	6,838
Cash and cash equivalents, end of period	$3,930	$5,217

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being materially misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not indicative of the results that may be expected for the year ending December 31, 2012.

For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

3.  Summary of Significant Accounting Policies

     Revenue Recognition

We invoice delegates in advance of travel and payments made are recorded as deferred liabilities for participant deposits. The use of cash collected from participant deposits is not restricted by agreement or law, and therefore is not reported as restricted cash. We also pay for certain program costs in advance of travel, including but not limited to airfare, hotel, and transportation services. Those advanced payments are recorded as prepaid program costs. Revenue and the related costs of sales are then recognized at the time of travel as follows:

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

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the composition of our investments at September 30, 2012 and December 31, 2011 (in thousands):

				Classification on Balance Sheet
September 30, 2012	Amortized Cost	Unrealized Gains (Losses)	Aggregate Fair Value	Cash and cash equivalents	Short-term available-for- sale securities	Long-term available-for- sale securities
Auction rate securities (“ARS”), greater than one year	$1,000	$(281)	$719	$-	$-	$719
Money market funds, ninety days or less	71	-	71	71	-	-
Municipal securities1
One year or less	33,861	129	33,990	-	33,990	-
After one year through three years	9,620	48	9,668	-	9,668	-
Greater than three years through five years	2,188	14	2,202	-	2,202	-
Total	$46,740	$(90)	$46,650	$71	$45,860	$719

				Classification on Balance Sheet
December 31, 2011	Amortized Cost	Unrealized Gains (Losses)	Aggregate Fair Value	Cash and cash equivalents	Short-term available-for- sale securities	Long-term available-for- sale securities
ARS, greater than one year	$1,000	$(300)	$700	$-	$-	$700
Money market funds, ninety days or less	14,503	-	14,503	14,503	-	-
Municipal securities1
One year or less	3,639	(1)	3,638	-	3,638	-
After one year through three years	16,679	118	16,797	-	16,797	-
Greater than three years through five years	18,295	398	18,693	-	18,693	-
Total	$54,116	$215	$54,331	$14,503	$39,128	$700

1Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at September 30, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements at Reporting Date Using
September 30, 2012	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial assets:
ARS	$719	$-	$-	$719
Money market funds	71	71	-	-
Municipal securities1	45,860	45,860	-	-
Foreign currency exchange contracts	707	-	707	-
Total financial assets	$47,357	$45,931	$707	719
Financial liabilities:
Foreign currency exchange contracts	304	-	304	-
Total financial liabilities	$304	$-	$304	$-

		Fair Value Measurements at Reporting Date Using
December 31, 2011	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial assets:
ARS	$700	$-	$-	$700
Money market funds	14,503	14,503	-	-
Municipal securities1	39,128	39,128	-	-
Foreign currency exchange contracts	115	-	115	-
Total financial assets	$54,446	$53,631	$115	$700
Financial liabilities:
Foreign currency exchange contracts	1,888	-	1,888	-
Total financial liabilities	$1,888	$-	$1,888	$-

1 At September 30, 2012, municipal securities consisted of a 75/18/7 percent split between holdings in short-term municipal security funds, municipal revenue bonds and municipal general obligation bonds, respectively. As part of our investment policy, during the first quarter of 2012, we began investing in debt funds comprised of short-term municipal securities. At December 31, 2011, municipal securities consisted of an 83/17 split between municipal revenue bonds and municipal general obligation bonds, respectively, and no short-term municipal funds. In addition, the underlying credit rating of the municipal securities at September 30, 2012 and December 31, 2011 were A+, A1 or better as defined by S&P 500 and Moody’s, respectively.

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

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair value measurements on a recurring basis using Level 3 inputs only consist of available-for-sale ARS.  The following table presents a reconciliation for the three and nine months ended September 30, 2012 and 2011, of available-for-sale ARS measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
Beginning balance	$700	$1,250	$714	$1,250
Total realized / unrealized losses:
Included in earnings	-	69	-	69
Included in OCI	19	(16)	5	(16)
Sales	-	(600)	-	(600)
Ending balance	$719	$703	$719	$703

The credit markets have experienced uncertainty, which may continue to impact the markets where our ARS would be offered. During the nine months ended September 30, 2012, we experienced one failed ARS auction, representing principal of $1.0 million. This remaining ARS continues to be classified as a long-term asset due to the high probability t hat the ARS may fail in future auctions. The next scheduled auction for this ARS is March 7, 2013. We have determined that there is no other-than-temporary impairment on this security, since we do not intend and are not required to sell this security before we have recovered the amortized cost basis, there has been no further deterioration of the credit rating of this investment, interest payments at coupon rate continue to be received and we expect to recover the amortized cost basis of this security. We will continue to reassess liquidity in future reporting periods based on several factors, including the success or failure of future auctions, possible failure of the investment to be redeemed, deterioration of the credit rating of the investment, market risk and other factors.

In determining the fair value of bond and ARS investments, we consider the individual ratings of each holding. With regard to bonds, we consider the following: the underlying rating of the issuer irrespective of the insurance; the performance of the issuer; the term of the bond; and the quality of bond insurance provided by the rating of the bond insurer. With regard to valuation of our ARS, we consider the underlying credit quality of comparable student loan portfolios and the average life of the underlying student loan assets and apply a discount related to the illiquidity of our ARS due to past failed auctions. Based on these inputs, we have applied a discount of 341-basis points to the London interbank offered rate resulting in a valuation of $0.7 million from a costs basis of $1.0 million as of September 30, 2012. At the reporting dates and in the future, we recognize that this investment is subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by the current global financial environment. The fair value of this investment accordingly will continue to change, and we will continue to evaluate its carrying value.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the balances of accumulated other comprehensive income (“AOCI”) and the gain (loss) recognized in other comprehensive income (“OCI”) related to unrealized gains and losses for available-for-sale securities in the periods indicated (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Available-for-sale securities
	2012	2011
Balance, January 1,	$135	$(177)
Other comprehensive income (loss), net of income taxes	(198)	481
Balance, September 30,	$(63)	$304

5. Derivative Financial Instruments

The majority of our travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar for our non-directly delivered programs. We use forward contracts that allow us to acquire the foreign currency at a fixed price for a specified point in time and to provide a hedge against foreign currency risk. All of our derivatives are cash flow hedges and at September 30, 2012, all contracts qualified for cash flow hedge accounting.

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

At September 30, 2012, the following forward contracts were outstanding (in thousands):
	Notional Amount	Matures
Forward contracts:
Euro	12,950	October 2012 - July 2013
Australian dollar	4,730	January 2013 - July 2013
British pound	2,400	January 2013 - July 2013
Canadian dollar	2,380	February 2013 - June 2013
New Zealand dollar	490	March 2013 - July 2013

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of our forward contracts were as follows (in thousands):

	September 30, 2012
	Derivatives designated as hedging instruments		Total Net
	Assets	Liabilities	Assets
Forward contracts	$707	$304	$403

	December 31, 2011
	Derivatives designated as hedging instruments		Total Net
	Assets	Liabilities	Liabilities
Forward contracts	$115	$1,888	$1,773

The net liabilities and asset derivatives at September 30, 2012 and December 31, 2011 are reported in the consolidated balance sheet as current and long-term foreign currency exchange contracts.

The following table summarizes the balances of AOCI and the gain (loss) recognized in OCI for derivatives designated as hedging instruments (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Foreign currency exchange contracts
	2012	2011
Balance, January 1,	$(1,153)	$1,210
Other comprehensive income (loss), net of income taxes	1,414	(2,008)
Balance, September 30,	$261	$(798)

Unrealized gains on forward contracts recorded in AOCI at September 30, 2012, which are expected to be realized in net revenue during the next 12 months, were approximately $0.3 million. This amount was computed using the fair value of the cash flow hedges at September 30, 2012, and may change before actual reclassification from AOCI.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the three and nine months ended September 30, 2012 and 2011, the amount of gains or losses recognized in the income statement for derivatives designated as hedging instruments were as follows (in thousands):

Location of gain (loss) reclassed from AOCI (effective portion)	Gain (loss) reclassed from AOCI (effective portion)
	Three months ended September 30,
	2012	2011
Net revenue, non-directly delivered programs	$(441)	$1,036

Location of gain (loss) reclassed from AOCI (effective portion)	Gain (loss) reclassed from AOCI (effective portion)
	Nine months ended September 30,
	2012	2011
Net revenue, non-directly delivered programs	$(1,048)	$2,595

6. Stock-Based Compensation

Under our 2009 Equity Participation Plan we have outstanding options to purchase shares of our Common Stock and restricted stock awards held by eligible employees, non-employee directors and consultants as granted by the Compensation Committee of the Board of Directors.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three and nine months ended September 30, 2012 and 2011.

	Nine months ended		Nine months ended		Three months ended		Three months ended
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
Expected dividend yield	4.40%		2.20%		4.44%		2.30%
Expected stock price volatility	60.75%		62.53%		60.41%		63.76%
Risk-free interest rate	1.74%		1.67%		1.58%		1.02%
Expected life of options	4.47	Years	5.07	Years	4.47	Years	4.60	Years
Estimated fair value per option granted	$1.90		$4.21		$1.93		$3.10

The dividend yield is based on expected quarterly cash dividends paid to our shareholders. Expected stock price volatility is based on historical volatility of our stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Additionally, an annualized forfeiture rate of 12.8 percent is used as a best estimate of future forfeitures based on our historical forfeiture experience. The stock-based compensation expense is adjusted in later periods if the actual forfeiture rate is different from the estimate.

Total stock-based compensation expense recognized in the consolidated statement of operations for the quarter ended September 30, 2012 was $0.4 million before income taxes. Of the total stock-based compensation expense during the quarter, stock option expense was $0.2 million, restricted stock award expense was $0.2 million, and the related total deferred tax benefit was $0.2 million. Total stock-based compensation expense recognized in the consolidated statement of operations for the nine months ended September 30, 2012 was $1.2 million before income taxes. Of the total stock-based compensation expense recognized in 2012, stock option expense was $0.6 million, restricted stock award expense was $0.6 million and the related total deferred tax benefit was $0.4 million.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents information about outstanding common stock options and restricted grants as of September 30, 2012:

	Options and Awards Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- AverageExercise Price	Shares	Weighted- Average Exercise Price
Restricted Stock Awards
$0.00	394,467	2.00	N/A	N/A	N/A
Stock Options
$4.52 - 6.93	397,331	9.24	$4.77	4,000	$6.21
6.94 - 10.39	270,813	4.92	9.18	205,304	9.29
10.40 - 13.86	440,825	7.44	11.52	179,888	11.66
13.87 - 17.32	275,734	3.69	16.90	275,734	16.90
17.33 - 20.79	7,328	5.61	18.41	7,328	18.41
20.80 - 24.25	1,000	2.87	21.09	1,000	21.09
24.26 - 27.72	176,146	3.54	27.08	176,146	27.08
27.73 - 31.18	6,937	4.05	29.48	6,937	29.48
31.19 - 34.65	4,448	4.59	34.65	4,448	34.65
Total Stock Options	1,580,562	6.33	$12.28	860,785	$16.23
Combined	1,975,029	5.47	$9.82	860,785	$16.23

At September 30, 2012, the aggregate intrinsic value of outstanding stock options and restricted stock was $2.4 million, and the aggregate intrinsic value of exercisable stock options and restricted stock was zero based on our $5.40 closing stock price at September 30, 2012. As of September 30, 2012, total unrecognized stock-based compensation expense related to non-vested stock options and non-vested restricted stock awards was approximately $3.0 million, which is expected to be recognized over approximately 3.84 years. During the quarter and nine months ended September 30, 2012, there were no stock options exercised.

The following table presents information about stock option and restricted stock activity during the nine months ended September 30, 2012:
	Restricted Stock Awarded	Weighted- Average Grant Date Fair Value	Stock Options	Weighted- Average Exercise Price
Balance at December 31, 2011	374,957	$8.82	1,962,321	$11.56
Granted	55,271	5.16	150,046	5.16
Forfeited	(27,730)	8.97	(531,805)	7.63
Vested	(8,031)	9.34	N/A	N/A
Exercised	N/A	N/A	-	-
Balance at September 30, 2012	394,467	$8.28	1,580,562	$12.28

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Net Income and Dividends per Share

The following table presents a reconciliation of basic and diluted income per share computations (in thousands, except per share data and anti-dilutive stock option counts):

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
Numerator:
Net income	$11,777	$10,754	$5,485	$6,052

Denominator:
Weighted-average shares outstanding	17,201	17,440	17,219	17,301
Effect of unvested restricted stock awards considered participating securities	394	310	394	310
Weighted-average shares outstanding – basic	17,595	17,750	17,613	17,611
Effect of dilutive common stock options	-	146	-	82
Weighted-average shares outstanding – diluted	17,595	17,896	17,613	17,693

Net income per share – basic	$0.67	$0.61	$0.31	$0.34

Net income per share – diluted	$0.67	$0.60	$0.31	$0.34

Cash dividends declared per share	$0.18	$0.18	$0.06	$0.06

Stock options excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive	1,345,728	1,182,000	1,209,016	1,304,000

8. Segment Reporting

Ambassador Programs and Other’s gross margin is comprised of gross receipts less direct program costs, including accommodations, transportation, speakers, facilitators, and event costs. BookRags’ gross margin is comprised of content and subscription and advertising revenues via www.BookRags.com, less affiliate commissions and amortization of intangible assets directly associated with sales.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment information for the three and nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three months ended September 30, 2012			Three months ended September 30, 2011
	Ambassador Programs and Other (1)			Ambassador Programs and Other (1)

		BookRags	Consolidated		BookRags	Consolidated
Total revenue	$21,529	$903	$22,432	$25,808	$934	$26,742
Gross margin	$18,256	$785	$19,041	$22,461	$790	$23,251
Depreciation and amortization	$1,236	$138	$1,374	$1,085	$125	$1,210
Operating income	$3,991	$239	$4,230	$7,229	$226	$7,455
Income tax provision (benefit)	$(569)	$(93)	$(662)	$1,695	$32	$1,727
Net income	$5,131	$354	$5,485	$5,852	$200	$6,052

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
	Ambassador Programs and Other (1)			Ambassador Programs and Other (1)

		BookRags	Consolidated		BookRags	Consolidated
Total revenue	$53,597	$3,106	$56,703	$61,610	$2,851	$64,461
Gross margin	$47,425	$2,685	$50,110	$54,697	$2,445	$57,142
Depreciation and amortization	$3,373	$413	$3,786	$3,209	$364	$3,573
Operating income	$10,480	$1,058	$11,538	$12,449	$860	$13,309
Income tax provision	$1,110	$100	$1,210	$3,570	$231	$3,801
Net income	$10,767	$1,010	$11,777	$10,098	$656	$10,754
Total additions to property, plant, and equipment	$4,290	$289	$4,579	$2,362	$174	$2,536
Total additions to goodwill and intangible assets	$-	$418	$418	$-	$357	$357
Intangible assets, excluding goodwill	$-	$3,541	$3,541	$-	$3,398	$3,398
Total assets	$87,940	$17,295	$105,235	$92,554	$16,363	$108,917

(1)	Ambassador Programs and Other include all travel programs offered by Ambassador Programs and World Adventures Unlimited as well as corporate overhead.

Any intercompany sales or services provided are eliminated upon consolidation.

9. Supplemental Disclosures of Consolidated Statements of Cash Flows

Our non-cash investing and financing activities during the nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	September 30, 2012	September 30, 2011
Unrealized gain (loss) on foreign currency exchange contracts	$2,176	$(3,089)
Unrealized gain (loss) on available-for-sale securities	$(305)	$687
Property and equipment	$(10)	$73

10. Commitments and Contingencies

On July 14, 2009, a securities class action was filed against us and certain of our executive officers on behalf of all persons or entities who purchased our Common Stock between February 8, 2007 and October 23, 2007, in the United States District Court for the Eastern District of Washington. As previously disclosed by the Company in a Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on April 18, 2011, an agreement was reached to settle the securities class action. Under the terms of the settlement, our insurance carriers have paid the settlement amount of $7.5 million, in complete settlement of all claims, without any admission of wrongdoing or liability by the Company or any party in the action. Throughout the litigation, the Company and the individual defendants have denied, and continue to deny, the allegations made against them. The settlement agreement, which includes a release for all defendants and other provisions common in such agreements, was preliminarily approved by the Court on September 6, 2011. On June 28, 2012, the Court entered a final order approving the settlement and related matters. On October 9, 2012, the Court entered an order directing entry of judgment and dismissal of the complaint and the claims therein with prejudice. As the settlement is covered and was funded by the Company’s insurance carrier, the settlement is not expected to have a material adverse effect on our business, financial condition or results of operations.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On October 27, 2009, we were informed by the SEC that it had issued a formal order of investigation with respect to trading in the Company’s securities. We believe that the investigation was for the period August through December 2007. The SEC indicated that the investigation should not be construed as an indication that any violation of law has occurred or as an adverse reflection upon any person, entity or security. In August of 2012, the Company was informed that the U.S. Department of Justice, which had been involved in the investigation, and the SEC closed their investigations and are not taking enforcement action against the Company or any of its officers, directors or employees.

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

Under our Bylaws, our directors and officers have certain rights to indemnification by us against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which covers certain liabilities arising from our obligation to indemnify our directors and officers and former directors in certain circumstances. No material indemnification liabilities were accrued at September 30, 2012.

11. Listing of Corporate Headquarters for Sale

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

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Subsequent Events

On October 9, 2012, in regard to the securities class action discussed in Note 10, “Commitments and Contingencies”, the Court entered an order directing entry of judgment and dismissal of the complaint and the claims therein with prejudice. As the settlement is covered and was funded by the Company’s insurance carrier, the settlement is not expected to have a material adverse effect on our business, financial condition or results of operations.

On October 18, 2012, the Company’s Board of Directors approved an additional $2.7 million share repurchase plan to supplement the existing $13.5 million authorization. In addition, a special dividend of $0.50 per share corresponding to approximately $8.8 million was declared payable in November 2012.

13.  Recently Issued Accounting Pronouncements

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

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This update, effective for interim and annual reporting periods beginning after December 15, 2011, requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This update does not change what items are reported in other comprehensive income or the requirement to report reclassification of items from other comprehensive income to net income. Effective December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to Presentation Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which deferred the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. This deferral is temporary until the FASB reconsiders the operational concerns and needs of financial statement users. We adopted the new guidance as of March 31, 2012, and it did not have a material effect on our consolidated financial statements.

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

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”. The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a "qualitative" assessment to determine whether further impairment testing is necessary. The revised standard allows an entity first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired. If it is more likely than not that the asset is impaired, the entity must calculate the fair value of the asset, compare the fair value to its carrying amount, and record an impairment charge, if the carrying amount exceeds fair value. However, if an entity concludes that it is not more likely than not that the asset is impaired, no further action is required. The qualitative assessment is not an accounting policy election. An entity can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets. Moreover, an entity can bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to the quantitative impairment test, and then choose to perform the qualitative assessment in any subsequent period. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.

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

Introduction

Ambassadors Group, Inc. is a socially conscious education company primarily engaged in organizing and promoting worldwide educational travel programs for students through a direct to consumer revenue model. We operate student travel programs primarily using the People to People brand under a long-term exclusive license agreement. We have been traveling students on People to People programs for over 50 years and with over 500,000 alumni. We believe that our association with that brand and our own 45 years of experience in the educational travel industry give us both a strong awareness in the market and a high level of credibility.

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

Executive Summary

Our strategy is to maintain our high quality and unique out-of-classroom educational experiences while increasing our volume of business through multi-channel marketing. In order to grow the business, our operating plans include the following: further integrating digital and social marketing into our approach, introducing new conversion channels while refining existing ones; building and preserving high quality customer relationships; and introducing new educational travel programs and experiences independently and through strategic alliances.

We completed another summer travel season in August, having traveled just over 21,000 delegates through September 30, 2012 compared to 23,437 delegates during the first nine months of 2011. This represents a 10 percent decline year-over-year, primarily driven by fewer delegates traveled from our core product, Student Ambassadors Programs. Given this known decline, during 2012 we have actively implemented cost savings initiatives that have reduced our total operating expenses by $5.3 million, or 12 percent, compared to the first nine months of 2011.  Net income increased $1.0 million, or 10 percent, to $11.8 million during the first nine months of 2012 compared to $10.8 million in the prior year period. With our peak travel season concluded, we are focused on delivering delegates for our 2013 travel season for all travel products.

Thus far into our fall marketing campaign, we are experiencing a reduction in anticipated 2013 travelers of approximately nine percent. While we are seeing signs of recovery in our non-core products, Student Leadership Programs and Discovery Student Adventures, our current 15 percent decline in Student Ambassador enrollments is driving the overall aggregate decline. We are experiencing a faster than expected decline in the performance of the stand-alone mail component of our integrated marketing strategy. In addition, while our in-person information meetings remain our strongest conversion channel and deliverer of student travelers, attendance, and the number of enrollments through this channel are down year-over-year.

We are taking steps to address this downward trend through the development of new conversion channels and are implementing additional marketing initiatives to confront the gap created against our 2013 enrollment expectations.  To augment our existing campaign efforts, we are making adjustments to the balance of the 2013 campaign in an effort to counter the impact of the declining meeting attendance and recapture enrollments. We are accelerating our efforts to pilot alternative conversion channels to address consumers’ desire for on-demand engagement. We have implemented market-specific coordination of direct mail and digital advertising, and are rolling out these digital initiatives to additional key markets for the remainder of our campaign. Concurrently, we are re-addressing our cost structure to further align our expenses with anticipated revenue levels.

We are adjusting to the realities of our marketplace and plan to continue to evolve our multi-channel sales and marketing strategies to adapt to the needs and behaviors of our target audience. We plan to continue to refine our integrated multi-channel strategy with a heavier emphasis on digital reinforcement of the direct mail component.  We believe we need to make multiple touch points available while our consumers are researching their decision to travel moving them toward the point of sale, which we anticipate will ultimately translate to stronger conversion for our programs.

As we continue to transition our business to a multi-channel approach, we believe it is important to right-size our balance sheet and return capital to shareholders while we continue to focus on our core business to position the Company for long-term success. With the financial flexibility we believe our balance sheet affords, the Board of Directors has approved approximately $2.7 million in additional share repurchases to augment the existing approximately $13.5 million authorization. In addition, a $0.50 per share special dividend was approved that is scheduled to be paid on or prior to November 22, 2012 to shareholders of record as of November 6, 2012. In aggregate, we plan to distribute approximately $25.0 million in capital back to shareholders.

Results of Operations

Consolidated financial results for the three and nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Total revenue	$22,432	$26,742	$(4,310)	-16%
Cost of goods sold	3,391	3,491	(100)	-3%
Gross margin	19,041	23,251	(4,210)	-18%
Selling and marketing expenses	11,289	11,872	(583)	-5%
General and administrative expenses	3,522	3,924	(402)	-10%
Operating income	4,230	7,455	(3,225)	-43%
Other income	593	324	269	83%
Income before income tax benfit (provision)	4,823	7,779	(2,956)	-38%
Income tax benefit (provision)	662	(1,727)	2,389	-138%
Net income	$5,485	$6,052	$(567)	-9%

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Total revenue	$56,703	$64,461	$(7,758)	-12%
Cost of goods sold	6,593	7,319	(726)	-10%
Gross margin	50,110	57,142	(7,032)	-12%
Selling and marketing expenses	26,459	31,406	(4,947)	-16%
General and administrative expenses	12,113	12,427	(314)	-3%
Operating income	11,538	13,309	(1,771)	-13%
Other income	1,449	1,246	203	16%
Income before income tax provision	12,987	14,555	(1,568)	-11%
Income tax provision	(1,210)	(3,801)	2,591	-68%
Net income	$11,777	$10,754	$1,023	10%

During the three months ended September 30, 2012, we traveled 8,300 delegates compared to 9,855 during the third quarter of 2011. During the nine months ended September 30, 2012, we traveled 21,089 delegates compared to 23,437 delegates traveled during the same period in 2011. Overall, our gross revenue decreased during the three and nine months ended September 30, 2012 compared to the same periods in 2011, primarily due to the decrease in delegates traveled from our core Student Ambassadors Program. This expected decline in travel revenue was partially offset by an increase in revenue from BookRags during the first nine months of 2012 compared to the same period in 2011 reflecting increased content sales.

Associated with the decrease in delegates traveled, gross margin decreased $4.2 million and $7.0 million, respectively, during the third quarter and first nine months of 2012 compared to 2011. Gross margin as a percentage of gross revenues declined to 35.5 percent during the third quarter of 2012 compared to 38.0 percent during the third quarter of 2011, primarily due to higher airfare expense associated with rising fuel costs and higher foreign exchange rates year-over-year increasing our land vendor payments. For those same reasons, gross margin as a percentage of gross revenue during the first nine months of 2012 was 36.4 percent compared to 38.0 percent during the first nine months of 2011.

The continuation of several cost cutting initiatives reduced operating expenses by $1.0 million and $5.3 million, respectively, during the third quarter and first nine months of 2012 compared to those same periods in 2011.  In line with our strategy to reduce overall operating expenses to maximize profitability, these reductions consisted mainly of lower marketing expenses related to selected travel campaigns and reduced personnel costs associated with a reduction in staffing. In addition, we experienced lower legal expenses related to the SEC investigation that has now been closed, offset by costs incurred related to the previously disclosed proxy contest.

Other income increased $0.3 million and $0.2 million during the third quarter and first nine months of 2012 compared to the same periods in 2011, due primarily to realized gains from the sale of municipal bonds. The prior year nine-month period included a $0.2 million gain as a result of the de-designation of derivative contracts after exiting foreign currency positions following the tsunami in Japan.

We record income tax provisions using an effective income tax rate applied to pre-tax income for the three and nine months ended September 30, 2012 and 2011, respectively. The difference from our statutory rate of 34 percent and the decrease in our effective tax rate during both 2012 and 2011 is primarily due to the impact of tax exempt interest income earned during the periods in relation to net income. During the third quarter of 2012, we recorded an income tax benefit in relation to expected net income for 2012 due to an increase in the ratio of income from tax-exempt securities compared to net income before taxes.

In spite of the decline in delegate counts, our cost cutting initiatives discussed above helped increase profitability in the first nine months of 2012 compared to the same period in 2011. As a result, net income increased $1.0 million in the nine months ended September 30, 2012, compared to the same periods in 2011. The decrease in third quarter net income in 2012 compared to the same period in 2011 is primarily due to a 17 percent decline in travel-related revenue and an increase in air and land costs, offset by a decrease of $1.0 million, or six percent, in total operating expenses as well as a $2.4 million positive variance in income tax (benefit) provision.

Results of Operations by Segment

Segment results of operations for the three and nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	Three months ended September 30 2012,			Three months ended September 30 2011,
	Ambassador Programs and Other (1)			Ambassador Programs and Other (1)

		BookRags	Consolidated		BookRags	Consolidated
Total revenue	$21,529	$903	$22,432	$25,808	$934	$26,742
Cost of goods sold	3,273	118	3,391	3,347	144	3,491
Gross margin	18,256	785	19,041	22,461	790	23,251
Selling and marketing expenses	10,937	352	11,289	11,471	401	11,872
General and administrative expenses	3,328	194	3,522	3,761	163	3,924
Operating income	3,991	239	4,230	7,229	226	7,455
Other income	571	22	593	318	6	324
Income before income tax benefit (provision)	4,562	261	4,823	7,547	232	7,779
Income tax benefit (provision)	569	93	662	(1,695)	(32)	(1,727)
Net income	$5,131	$354	$5,485	$5,852	$200	$6,052

	Nine months ended September 30 2012,			Nine months ended September 30 2011,
	Ambassador Programs and Other (1)			Ambassador Programs and Other (1)

		BookRags	Consolidated		BookRags	Consolidated
Total revenue	$53,597	$3,106	$56,703	$61,610	$2,851	$64,461
Cost of goods sold	6,172	421	6,593	6,913	406	7,319
Gross margin	47,425	2,685	50,110	54,697	2,445	57,142
Selling and marketing expenses	25,403	1,056	26,459	30,357	1,049	31,406
General and administrative expenses	11,542	571	12,113	11,891	536	12,427
Operating income	10,480	1,058	11,538	12,449	860	13,309
Other income	1,397	52	1,449	1,219	27	1,246
Income before income tax provision	11,877	1,110	12,987	13,668	887	14,555
Income tax provision	(1,110)	(100)	(1,210)	(3,570)	(231)	(3,801)
Net income	$10,767	$1,010	$11,777	$10,098	$656	$10,754

(1)	Ambassador Programs and Other include all travel programs offered by Ambassador Programs and World Adventures Unlimited as well as corporate overhead.

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

2013 Net Enrollments

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

	As of October 22, 2012 and 2011
	Delegates
Enrollment detail for travel year	2013	2012	Change	% Change
Student Ambassadors	13,122	15,518	(2,396)	-15.4%
Total, all programs	15,612	17,192	(1,580)	-9.2%

Deployable Cash

Deployable cash is a liquidity measure which is calculated as the sum of cash, cash equivalents, short-term available-for-sale securities and prepaid program costs and expenses less the sum of accounts payable, accrued expenses and other short-term liabilities (excluding deferred taxes) and participant deposits. We believe the deployable cash measurement is useful in understanding cash available to deploy for current and future business opportunities, as it represents an estimate of excess cash available for strategic actions or return to shareholders. This non-GAAP measure is based on conservative assumptions, such as 100 percent of participants’ deposits being forfeited even though a portion is non-refundable and should not be construed as the maximum amount of cash sources available to run the business. See the ‘Liquidity’ section below for explanations of cash sources and uses.

Deployable Cash Reconciliation (in thousands)
	September 30,		December 31,
	2012	2011	2011
Cash, cash equivalents and short-term available-for-sale securities	$49,790	$52,615	$58,647
Prepaid program cost and expenses	12,773	13,946	13,299
Less: Participants’ deposits	(7,393)	(9,014)	(27,396)
Less: Accounts payable / accruals / other liabilities	(7,873)	(11,480)	(5,970)
Deployable cash	$47,297	$46,067	$38,580

Free Cash Flow

Free cash flow is calculated as cash flow from operations less the purchase of property, equipment and intangible assets. Management believes this non-GAAP measure is useful to investors in understanding the cash generated or distributed within the current period for future use in operations. See the ‘Liquidity’ section below for explanations of cash sources and uses.

Free Cash Flow Reconciliation (in thousands)
	Nine months ended September 30,
	2012	2011	$ Change
Cash flow used in operations	$(100)	$(14,685)	14,585
Purchase of property, equipment and intangibles	(5,007)	(2,893)	(2,114)
Free cash flow	$(5,107)	$(17,578)	12,471

Liquidity and Capital Resources

Total assets at September 30, 2012 were $105.2 million, of which 47.3 percent, or $49.8 million, were cash, cash equivalents and short-term available-for-sale securities. At September 30, 2011, total assets were $108.9 million, of which 48.3 percent, or $52.6 million, were cash, cash equivalents and short-term available-for-sale securities.

Net cash used in operations was $0.1 million and $14.7 million during the nine months ended September 30, 2012 and 2011, respectively. The decrease in cash used in operations was primarily due to the timing of recurring prepaid program costs. Participant deposits were lower year-over-year due to the decline in 2013 travel season enrollments for our core product, Student Ambassadors Program, as well as due to a reduction in upcoming fourth quarter travel from our Citizen Ambassador Program compared the same period in 2011, as expected. This decrease was partially offset by an increase in participant deposits for 2013 travel from our Student Leadership Program and Discovery Student Adventures.

Net cash used in investing activities was $12.1 million during the first nine months of 2012 compared to cash provided by investing activities of $23.6 million during the nine months ended September 30, 2011. The increase in cash used in investing activities during the current period was primarily due to the timing of net purchases of available-for-sale securities, as well as an increase in cash used for the purchase of property and equipment.

Net cash used in financing activities was $3.4 million and $10.5 million during the nine months ended September 30, 2012 and 2011, respectively. The decrease in cash used in financing activities was due to the fact that we did not repurchase any shares of our Common Stock during the first nine months of 2012.

We maintain an unsecured revolving line of credit with Wells Fargo Bank, National Association, which at September 30, 2012, had an unused line of credit of $20.0 million. In order to utilize this line of credit, we must comply with certain covenants. These covenants include deployable cash greater than zero, tangible net worth greater than $40.0 million and net income after taxes for the current and previous three quarters of greater than $2.0 million through June 30, 2013, increasing to $4.0 million as of September 30, 2013 and each quarter thereafter. At September 30, 2012, we were in compliance with all covenants.

Subsequent to the end of the reporting period, our Board of Directors authorized an approximately $8.8 million special dividend and approved an increase of approximately $2.7 million to the approximately $13.5 million remaining under our share repurchase program. In total, our Board of Directors has approved approximately $25 million in return of capital to shareholders.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of September 30, 2012, the end of the period covered by this report, our chief executive officer and chief financial officer reviewed, evaluated and concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were effective.  These controls and procedures are designed to ensure information required to be disclosed in our Form 10-Q filed or submitted under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and has been accumulated and communicated to our management including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

In the three months ended September 30, 2012, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

The information contained in Note 10, “Commitments and Contingencies” to our consolidated financial statements is incorporated by reference to this Item.

Item 1A. Risk Factors

As of the date of this report, there have been no material changes to our risk factors, as discussed in Item 1A, ‘Risk Factors,’ contained in our Annual Report on Form 10-K filed on March 12, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On various dates between May 2004 and May 2011, our Board of Directors authorized the repurchase of shares of our Common Stock in the open market or through private transactions (the “Repurchase Plan”). As of September 30, 2012, approximately $13.5 million was available to repurchase shares of our Common Stock under the Repurchase Plan. During the three and nine months ended September 30, 2012, we did not repurchase any shares of our Common Stock.

Subsequent to the end of the current period, our Board of Directors authorized an additional approximately $2.7 million of Common Stock that may be purchased under the Repurchase Plan. In total, approximately $16.2 million is available to repurchase shares under the Repurchase Plan.

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

AMBASSADORS GROUP, INC.
Date: November 6, 2012	By:	/s/ JEFFREY D. THOMAS
Jeffrey D. Thomas
Chief Executive Officer
Date: November 6, 2012	By:	/s/ ANTHONY F. DOMBROWIK
Anthony F. Dombrowik
Senior Vice President, Chief Financial Officer

EXHIBIT INDEX

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002