Form 10-K
period 2012-12-31
AMBASSADORS GROUP INC
filed 2013-03-11
CIK 1162315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the registrant’s common stock on the NASDAQ Stock Market on June 30, 2012, was $51.6 million. Shares of the registrant’s common stock held by each executive officer and director, and by each individual and entity that owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of February 25, 2013, was 17,028,749.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

PART I

Item 1.           Business

Company Background

Ambassadors Group, Inc. (“Ambassadors,” “Company,” “we,” “us” or “our”) is a leading provider of educational travel experiences and online education research materials.

We were founded in 1967 and reincorporated in Delaware in 1995. We operated as Ambassadors Education Group, a wholly owned subsidiary of Ambassadors International, Inc. (“International”) until February 2002, at which time Ambassadors spun off through a special stock dividend to International’s shareholders. Beginning March 1, 2002, we began operating as an independent stand-alone company. Since that time our common stock on the NASDAQ Stock Market has traded under the symbol “EPAX.” Our principal offices are located in Spokane, Washington, USA.

Our operations are organized in two reporting segments: 1) “Ambassador Programs and Other,” which provides educational travel services through multiple itineraries within four travel program types and corporate overhead; and 2) “BookRags.” See Note 13, “Segment Reporting,” in our consolidated financial statements in this Form 10-K for further segment information. See Note 1, “The Company,” in our consolidated financial statements in this Form 10-K for information regarding our revenues in major geographic areas.

Business Organization

Ambassador Programs, Inc.

Ambassadors and its predecessor companies have organized programs for over 50 years and have over 500,000 alumni. Our educational travel programs offer both domestic U.S. destinations as well as international travel destinations, including, but not limited to Europe, Australia, China, Japan, South Africa, India, Rwanda, Costa Rica, the Galapagos Islands and Antarctica. This direct to consumer travel business consists of four specialized private-label educational travel programs that seek to educate, inspire intellectual exchange, and develop the cultural and global intelligence of our participants. In 2012, 21,252 delegates, including students from 51 different countries, traveled on our programs to 37 countries on six continents.

We operate these programs using the People to People brand which we believe possesses strong awareness in the student travel industry and in turn, provides a high level of credibility for our programs. People to People International (“People to People”) is a private, non-profit organization dedicated to the promotion of world peace through cultural exchange. We license from them the exclusive right to develop and conduct programs for grade school through high school students using the People to People name. We also have the non-exclusive right to develop, market and operate programs for professionals, college students and athletes using the People to People name. Our current agreements with People to People expire in 2020 with potential for renewal.

Student Ambassador Programs

Our flagship program, Student Ambassador Programs, which traveled over 80 percent of our total delegate count during 2012, provides educational opportunities for students in grade school, middle school and high school to visit one or more foreign destinations to learn about its history, government, economy and culture. We market our Student Ambassador Programs through a combination of direct mail invitations, social media, digital lead generations, and local in-person informational meetings. Our representatives review candidate applications and conduct local selection interviews to identify applicants for acceptance into our programs. Upon acceptance, students then participate in a series of orientation meetings to prepare for their upcoming travel experience.

Student Ambassador Program delegations travel for approximately 14 to 23 days during the summer months. Each delegation typically consists of 30 to 40 students and several teachers usually from the same geographical area, and is accompanied by local guides in each country to assist for the duration of each program.

Programs are designed by a staff of international planners and researchers to provide both an educational and entertaining travel experience, including what we refer to as People to People moments. These moments may include such experiences as access to a government leader, a hands-on cultural experience or opportunity to complete a service-related project in an effort to encourage global citizenship, and in many instances, students have the opportunity to stay for a few days with a host family, an experience which provides students a glimpse of daily life in the visited country. As a part of our distinguished safety program, we have contracts with program coordinators to provide day-to-day coordination and oversight of the programs. Many of these travel components are exclusive to our programs.

Leadership Programs

We provide domestic travel experiences to motivated grade school, middle school and high school students through our “People to People Leadership Summit” and “World Leadership Forum” (“Leadership Programs”), which emphasize leadership, community involvement, and government education. Our Leadership Programs have provided students from over 50 countries with academic promise, leadership potential and a desire to serve their communities, to travel to various U.S. destinations to exchange ideas with renowned speakers, field specific experts, professional educators and their peers. On these five to ten day programs, typically delivered throughout the year, delegates also engage in specially designed leadership study, team-building and leadership-building exercises, which include group discussions, workshops, educational meetings and other social and recreational activities. We market our Leadership Programs predominantly through direct mail. We directly organize and operate all aspects of these domestic programs, including the arrangement of speakers, facilitators, events, accommodations and transportation, which is different than our international program offerings.

Citizen Ambassador Programs

Our Citizen Ambassador Programs provide professionals with common interests the opportunity to travel abroad to meet and exchange ideas with foreign citizens who have similar backgrounds, interests or professions. Citizen Ambassador Programs travel throughout the year on eight to twelve day programs and have the option of adding other cultural exchange activities prior to or following each program. Citizen Ambassador Programs have been conducted in such areas as agriculture, economics, education, law, medicine and science. We market our Citizen Ambassador Programs primarily through a combination professional association relationships and some direct mail. As a part of many of our professional programs, continuing education credits are offered.

Discovery Student Adventures

In 2009, we began a teacher recruited student travel program, Discovery Student Adventures (“DSA”), which operates under our subsidiary World Adventures Unlimited, Inc.  DSA provides opportunities for grade school, middle school and high school students to visit destinations with an emphasis on adventure and scientific exploration, and provides us with a foothold into the existing teacher recruitment market.  As is suited to programs associated with Discovery Education, the trips provide immersive education in the sciences and personal access to researchers and experts in biology, ecology, geology, and other fields. Trips are seven to sixteen days in length and take place each spring and summer to destinations all over the world. We began DSA travel in 2009 and each year have experienced growth, however, this program remains in its early stages of development.

We operate this business under an exclusive license from Discovery Education, Inc. (“Discovery Education”), which expires in 2016 but with an option for renewal. Under this agreement, we develop and conduct international and domestic student programs for grade school through high school students using the Discovery Education trademark. We market our Discovery Student Adventure programs to prospective students and parents through our network of teachers using a combination of local information meetings arranged by a teacher who is affiliated with us, our website, and email.

BookRags

In May 2008, we acquired 100 percent of the educational website www.bookrags.com (“BookRags”).  Founded in 1999, BookRags originally began as a source for online book summaries and notes that has grown to include a wide variety of additional content including book summaries, critical essays, study guides, lesson plans, film summaries, biographies, literary criticisms, and references to encyclopedia articles. The site attracts students and teachers each month to its millions of pages of content, which includes internally developed material, licensed material, user-generated content, and other third party content. The website currently sees approximately 3.3 million unique visitors per month. The BookRags’ demographic is similar in nature to that of our educational travel programs, which we believe serves as a complementary marketing channel.  In addition, BookRags offsets some of the seasonality of our travel businesses, as most of BookRags’ revenues are earned during the traditional school year, or the months of September through June.

Academic Accreditation

Since 2004, we have operated our Washington School of World Studies (“WSWS”), a program academically accredited through the Northwest Accreditation Commission. WSWS provides an opportunity for high school students to earn academic credit through their participation in our travel programs. The courses we offer emphasize the total learning experience of the participant while preparing for and participating in their selected travel program. In addition to elective academic credit, students are eligible to earn service-learning credits on select programs after successfully completing the course requirements.

Since 2007, we have been able to provide teacher leaders with continuing education units from their study and work as leaders through the International Association for Continuing Education and Training. Our delegates and teacher leaders are also able to earn academic credit at a reduced rate through Eastern Washington University’s Eisenhower Center (“EWU”). Student Ambassadors in high school may enroll in EWU courses and earn up to 3 college credits per course. In addition, Student Ambassadors in grades seven and eight are eligible to earn one college credit per course. Teacher leaders may enroll in EWU courses and earn up to five credits.

Business Strategy

We believe that our more than 50 years of experience organizing student and professional educational programs and establishing substantial relationships in countries where we provide programs, as well as our agreements with People to People and Discovery Education, allows us to provide an educational opportunity that is not readily duplicated by competitors’ programs.  We believe that the high-quality, differentiated nature of our programs, industry-leading safety profile and relationship based customer service model are and will remain key elements to our long term success. Our customer satisfaction is high as evidenced by our top-quality Net Promoter scores which we believe underline the value of the travel experiences we offer. We have developed solid relationships with our worldwide partners and suppliers, and continue to grow strategic alliances with organizations that closely align to our education-based corporate mission.

Our strategy is to maintain our high quality and unique out-of-classroom educational experiences while increasing our volume of business through multi-channel marketing.  In order to grow the business, our operating plans include the following: further integrating digital and social marketing into our methodology, introducing new conversion channels while refining existing avenues; building and preserving high quality customer relationships; and introducing new educational travel programs and experiences independently and through strategic alliances.

Build and Preserve High Quality Customer Relationships

Because we provide students, as young as 10 years old, a two to three week international travel experience, a high degree of parental trust in our brand and our ability to deliver our programs safely is required. We believe a key factor to fostering this trust and awareness of our robust safety programs is through building a strong relationship with these families from the start. We incorporate a high touch customer service model throughout the marketing process as well as the pre- and post-travel experience with our delegates and their families. We also believe it is valuable to continue this relationship beyond a family’s initial travel experience. These alumni are an important part of our marketing strategies. We have many families who have the same student or siblings travel with us multiple times, hence, we believe continuing to foster this relationship beyond travel is an important part of building and maintaining positive brand awareness.

Introduce New and Expand Existing Marketing Channels

We continue to pursue growth opportunities through enhancement of our existing marketing efforts and exploring new marketing channels which align strategically with our goals. We are placing a majority of our focus and resources on growing our core product offering, Student Ambassador Programs. To secure market share, we intend to further develop our integrated multi-media sales and marketing techniques, make greater use of referrals, target strategic partnerships, expand our search for fresh leads, and refine our utilization of segmentation techniques to further enable us to provide personalized offers to potential customers. We are particularly focused on continuing to enhance our digital marketing efforts to leverage social media and other sales and marketing online channels which can both complement and augment our traditional campaigns. We have seen evidence during the last year and continue to believe that targeted efforts in this area will both enhance the productivity of our existing campaigns and develop new sales opportunities. The number of youth using the internet and social media as their primary means of communication and information sharing is high and as this trend proliferates, we believe it is important to seamlessly incorporate these tools into our communication processes. We also continue to look for alliances with partners that have strong brand recognition and access to well-defined customer segments which can assist in marketing the uniqueness and exclusive nature of the travel experience we provide.

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

Competition

We compete with other companies that provide similar educational travel programs, professional travel and adult continuing education programs, activity camps and summer camps, as well as independent programs organized and sponsored by local teachers with the assistance of local travel agents.  The travel industry in general and the educational segment of the travel industry are highly competitive and have relatively low barriers to entry. Certain organizations engaged in the travel business have substantially greater brand-name recognition and financial, marketing and sales resources than we do.

We also compete in the online research and advertising markets. The internet content and advertising industry is intensely competitive and has been rapidly evolving with converging technologies. We compete with many larger web properties that have larger staff dedicated towards selling and advertising and have more traffic to offer potential advertisers. We believe that the internet offers a more attractive and measurable advertising option than traditional off-line media including television, radio, billboard, magazine, and newspaper, and anticipate that this competition will increase over time as online usage continues to grow.

Seasonality

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

Employees

As of December 31, 2012, we employed 238 employees, of which 213 were full-time. Of these, over 70% are located in Spokane, Washington, with the remaining located in various states across the United States to serve as local field representatives or remote employees. In addition, we have six employees located in China.  We also employ a temporary workforce throughout the year to assist with the seasonal needs of our business, which has been as high as 42 individuals during the last year. None of our employees are subject to collective bargaining agreements or are represented by a union. We believe that our labor relations are good.

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

Item 1A.           Risk Factors

The risk factors set forth below and the other information contained in this Form 10-K should be considered carefully as these are important factors, among others, that could materially and adversely affect our future operating results and could cause actual results to differ materially from expected or historical results. There may be additional risks that we consider not to be material, or which are not known, and any of these risks could have effects similar to those set forth below. See Item 7Management’s Discussion and Analysis of Financial Condition and Results of Operations for a cautionary discussion regarding forward-looking statements.

Deterioration of and extreme volatility in general economic conditions and consumer spending conditions could result in a decline in the number of people willing to purchase our premium travel products.

Demand for our products and services may be significantly affected by the general level of economic activity, level of discretionary spending and employment levels in the United States and key international markets. Therefore, global economic downturns or a recession could have a material adverse effect on our business, cash flows and our results of operations. The United States and other markets continue to face these conditions which have impacted demand in the travel industry, the markets in which we operate and our profitability. We expect these conditions will continue to impact our operations and profitability for the foreseeable future.

A decline in the travel industry could adversely affect our results of operations.

Our results of operations depend upon factors affecting the travel industry in general. Our earnings are especially sensitive to events that affect domestic and international air travel and availability of lodging and transportation. A number of factors, including a rise in fuel prices or other travel costs, which if passed along later in our travel season could decrease our ability to pass these costs onto our participants, reduction of airline capacity causing prices to increase, excessive inflation, currency fluctuations within the global market, the strength of the dollar, foreign taxation changes, extreme weather conditions and concerns about passenger safety could result in a temporary or longer-term overall decline in demand for our programs.

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

On February 25, 2013, Jeffrey D. Thomas resigned as our President, Chief Executive Officer and director and Margaret M. Thomas resigned as our Executive Vice President and as President and Chief Operating Officer of our subsidiary, Ambassador Programs, Inc. Our Chief Financial Officer, Anthony F. Dombrowik, is currently serving as our interim President and Chief Executive Officer.  Although we are in the process of seeking qualified candidates to replace Mr. Thomas and/or Ms. Thomas, we may not be successful in identifying, hiring and/or retaining executives with suitable skills and experience to fill these positions on a timely basis, on favorable terms, or at all. As a result, the loss of services of Mr. Thomas and Ms. Thomas could have an adverse effect on our business.

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

Our agreements with People to People International, currently scheduled to expire in 2020, give us the exclusive right to develop and conduct programs for grade school through high school students using the People to People name, and the non-exclusive right to develop and conduct programs for professionals, college students and athletes using the People to People name. If our agreement with People to People International were terminated or if we were unable to use the branded name to market new programs or destinations, this could have a material adverse effect on our ability to acquire participants for our programs and consequently affect our results of operations. Similarly, if our relationship with People to People International is disrupted or is adversely impacted because People to People International experiences interruption, delay or ceases operations in the future for any reason, our business could be harmed.

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

People to People, under the terms of its agreement with us, reserves the right to offer programs to college students for studies abroad and to grant to other individuals or entities the right to use the People to People name in connection with People to People’s professional education and sports programs. In the event companies with similar operations to us are granted the right to use the People to People name, our operations and competitive position in the industry could be significantly and adversely impacted.

Certain organizations engaged in the travel business could have substantially greater brand-name recognition and financial, marketing and sales resources than we do, and may offer an educational travel experience at a lower price. There can be no assurance that our present or future competitors will not exert significant competitive pressures on us in the future, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

The majority of our travel programs are internationally based and many of our arrangements with our foreign-based suppliers require payment to be made in foreign currencies. Increases and decreases in the value of the U.S. dollar in relation to foreign currencies have the effect of impacting the cost of the services to be provided. We generally enter into forward contracts and other financial instruments with less than two years’ maturity to help manage program costs and hedge against foreign currency valuation changes. While the ability to utilize forward contracts for the delivery of foreign currencies can mitigate the effect on program costs and foreign currency exchange fluctuations, there can be no assurance that program costs will not be significantly impacted in future periods. There can also be no assurance our hedging strategy will mitigate longer-term foreign exchange valuation trends. Depending on the strength of the U.S. dollar at the time the forward contracts or other financial instruments are entered into, its strength throughout the contracted period, and the accuracy of our projected enrollment volume, we could experience over-hedged positions, which may result in a gain or loss that must be recognized immediately in our consolidated financial statements.

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

We face significant competition from a wide variety of content and media Web properties with companies throughout the world. The internet content and advertising industry is intensely competitive and has been rapidly evolving with converging technologies. We compete with many larger Web properties that have larger staff dedicated towards selling and advertising and have more traffic to offer potential advertisers. We believe that the internet offers a more attractive and measurable advertising option than traditional off-line media including television, radio, billboard, magazine, and newspaper, and anticipate that this competition will increase over time as online usage continues to grow. There can be no assurance that we will be able to compete successfully, and the failure to compete successfully may have a significant adverse effect on our ability for future growth as well as on our results of operations and future cash flows.

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

Government regulation and taxation may adversely affect the travel industry generally and/or our business specifically and thus increases our operating expenses.

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

The market price of our common stock could also be subject to significant fluctuations due to specific market changes, such as speculation in the press or investment community, actions by institutional shareholders, general market conditions, and limited shares of common stock available for trading.

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

A large percentage of our balance sheet consists of cash, cash equivalents and available-for-sale securities which are exposed to concentrations of credit risk. Although we place our cash and temporary cash investments with high credit quality institutions, at times, such balances may be in excess of the federal depository insurance limit or may be on deposit at institutions which are not covered by this insurance. If such institutions were to become insolvent while holding our cash, cash equivalents or available-for-sale securities in excess of the insurance limit, we could suffer losses or it could be necessary to obtain credit financing to operate our travel programs. There is no assurance that we could respond timely enough to avoid losses and a swift, material change in these markets could have an adverse effect on our cash flow.

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

We face the risk of a security breach, whether through cyber-attack or cyber intrusion over the internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, or other significant disruption of our IT networks and related systems. Although we make significant efforts to maintain the security and integrity of these types of information and IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.. A security breach or other significant disruption involving our IT networks and related systems could: disrupt the proper functioning of these networks and systems and therefore our operations; result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information, which others could use to compete against us; require significant management attention and resources to remedy the damages that result; subject us to claims for contract breach and damages; or damage our reputation, any or all of which could have a negative impact on our results of operations, financial condition and cash flows.

Our business could be negatively affected as a result the actions of activist shareholders or other proxy related matters.

We face the risk that one of our stockholders could seek to have its own director candidates elected at our annual meeting of stockholders and a proxy contest could ensue, which could adversely affect our business because:

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.           Properties

We own an office building, approximating 132,000 square feet, in which our headquarters are located in Spokane, Washington. We believe our facilities are well maintained, in good operating condition and provide adequate capacity for our needs. In April 2012, our Board of Directors approved the listing for sale of our corporate headquarters. We may relocate our headquarters to a new leased location also in Spokane upon sale.  At December 31, 2012, Ambassadors Group, Inc. and its subsidiaries are the only occupants of this property.

We also occupy three additional office spaces in Arlington, Virginia, Seattle, Washington, and Beijing, China under leases which expire on December 31, 2015, September 30, 2016, and January 9, 2014, respectively. We believe that all facilities are well maintained, in good operating condition and provide adequate capacity for our needs.

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

As of February 25, 2013, the last reported sale price of our common stock was $4.47. The following table sets forth the high and low sale prices of a share of our common stock as reported on the NASDAQ Stock Market on a quarterly basis for our fiscal years ended December 31, 2012 and 2011.

	High	Low
Quarter ended March 31, 2012	$5.97	$4.22
Quarter ended June 30, 2012	$5.80	$4.79
Quarter ended September 30, 2012	$5.71	$4.95
Quarter ended December 31, 2012	$5.75	$4.23

Quarter ended March 31, 2011	$11.94	$9.74
Quarter ended June 30, 2011	$11.06	$8.55
Quarter ended September 30, 2011	$9.15	$5.48
Quarter ended December 31, 2011	$6.46	$3.88

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

Holders of Record

As of February 21, 2013, there were approximately 52 holders of record of our common stock, according to our registrar. This number does not include beneficial owners holding shares through nominee or street name.

Dividends

We currently have a quarterly dividend policy and each quarter our Board of Directors reviews our dividend payments to ensure the amount are in alignment with our strategic direction, capital requirements, financial position and other conditions, which may affect the Board of Director’s decision or our ability to pay dividends in the future.

During 2011 and 2012, and through February 2013, our Board of Directors declared the following dividend payments:

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 15, 2011	March 1, 2011	March 15, 2011	$0.06
May 12, 2011	May 26, 2011	June 9, 2011	$0.06
August 11, 2011	August 25, 2011	September 8, 2011	$0.06
November 9, 2011	November 23, 2011	December 7, 2011	$0.06
February 16, 2012	March 01, 2012	March 15, 2012	$0.06
May 10, 2012	May 24, 2012	June 7, 2012	$0.06
July 27, 2012	August 10, 2012	August 24, 2012	$0.06
October 18, 2012	November 6, 2012	November 22, 2012	$0.50
November 8, 2012	November 23, 2012	December 6, 2012	$0.06
February 13, 2013	February 27, 2013	March 13, 2013	$0.06

Transfer Agent and Registrar

Computershare serves as transfer agent and registrar of our common stock.

Equity Compensation Plan Information

The following tables provide information as of December 31, 2012 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,324,446	8.90	470,774
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,324,446	8.90	470,774

Issuer Purchases of Equity Securities

On various dates between May 2004 and October 2012, our Board of Directors authorized the repurchase of up to an aggregate of $72.7 million of our common stock in the open market or through private transactions (the “Repurchase Plan”). The Repurchase Plan does not expire as of any particular date. During the year ended December 31, 2012, we repurchased 650,121 shares of our common stock for $3.1 million. Since inception through December 31, 2012, we have repurchased approximately 4,490,242 shares of our common stock, adjusted to reflect the effect of our two-for-one stock split of our common stock in 2005, for an approximate total of $59.6 million. As of December 31, 2012, approximately $13.1 million remained available for repurchase under the Repurchase Plan. Through February 25, 2013, we have repurchased 16,300 shares of our common stock for approximately $0.1 million.

The following is a summary of issuer purchases of equity securities during the year ended December 31, 2012:
Period	Total Number of Shares Purchased (A)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Program (B)
Available for repurchase at September 30, 2012	-	-	-	$13,500,020
October 1 - October 31, 2012	-	-	-	16,200,020
November 1 - November 30, 2012	635,292	4.70	616,725	13,301,413
December 1 - December 31, 2012	33,396	4.55	33,396	13,149,510
Available for repurchase at December 31, 2012	-	-	-	$13,149,510

(A) In November 2012, we acquired and cancelled 18,567 shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock.  Additionally, 616,725 shares of common stock were purchased as part of the Repurchase Plan.

(B) In October 2012, the Board of Directors approved an approximately $2.7 million increase in the funds which the Company may spend under the Company’s stock repurchase plan.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2012, we did not sell any equity securities that were not registered under the Act.

Item 6.           Selected Financial Data

This section presents our historical financial data, which should be read carefully with the financial statements included in this Form 10-K, including the notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The statement of operations data for each of the years in the three-year period ended December 31, 2012, and the consolidated balance sheet data as of December 31, 2012 and 2011 have been derived from audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 have been derived from the audited consolidated financial statements, which are not included in this Form 10-K. Historical results are not necessarily indicative of future results.

	December 31,
	2012	2011	2010	2009(A)	2008(B)
	(in thousands, except per share data)
Statement of Operations data:
Net revenue, non-directly delivered programs (C)	44,837	51,966	56,618	69,279	65,656
Gross revenue, directly delivered programs (C)	9,008	10,426	16,423	26,036	30,374
Internet content and advertising revenue	4,207	4,046	3,105	3,300	1,897
Total revenue	58,052	66,438	76,146	98,615	97,927
Cost of sales, directly delivered programs	6,107	6,822	9,591	14,422	18,856
Cost of sales, internet content and advertising	554	575	454	389	192
Gross margin	51,391	59,041	66,101	83,804	78,879
Selling and marketing expenses	34,845	40,367	41,880	39,021	40,842
General and administrative expenses	16,224	16,564	14,125	14,604	12,568
Operating income	322	2,110	10,096	30,179	25,469
Operating margin	1%	4%	15%	36%	32%
Net income	1,744	2,956	8,116	20,337	18,546
Earnings per share - basic	0.10	0.17	0.43	1.06	0.97
Earnings per share - diluted	0.10	0.17	0.42	1.05	0.95
Balance sheet data:
Cash, cash equivalents and short-term available-for-sale securities	38,272	58,647	79,378	81,184	74,425
Total assets	97,895	114,100	128,556	128,095	124,277
Total stockholders' equity	65,123	76,957	86,038	91,006	67,233
Other key financial measures:
Cash flow provided by (used in) operating activities	2,219	(6,655)	21,639	16,138	24,732
Cash flow provided by (used in) investing activities	827	30,797	(4,716)	(11,200)	(16,181)
Cash flow used in financing activities	(16,415)	(11,461)	(17,741)	(4,271)	(18,843)
Cash dividends declared and paid	(13,012)	(4,258)	(4,594)	(4,581)	(8,801)
Cash dividends declared and paid, per common share	0.74	0.24	0.24	0.24	0.46

(A)
We entered into a license agreement with Discovery Education during the first quarter of 2009. Pilot programs were operated in the summer of 2009; therefore no revenue was generated or included in consolidated financial results.  Conversely, costs associated with those pilot programs and start-up costs are included in the 2009 consolidated financial data.

(B)	We acquired BookRags in May 2008; therefore our 2008 consolidated financial data includes BookRags’ results of operations since that date.

(C)

Net revenues are a function of gross program receipts from non-directly delivered programs, less program pass-through expenses from non-directly delivered programs. Program pass-through expenses include all direct costs associated with our programs, including, but not limited to, costs related to airfare, hotels, meals, ground transportation, guides, professional exchanges and changes in currency exchange rates. Gross revenues, directly delivered programs are a function of the gross program receipts for those programs we directly organize and operate, including all activities such as speakers, facilitators, events, accommodations and transportation. Gross revenue for both directly delivered programs, non-directly delivered programs and internet content and advertising revenue during the years ended December 31, 2012, 2011, 2010, 2009 and 2008 were $139.9 million, $155.1 million, $162.0 million, $203.7 million and $229.2 million, respectively. Gross margin as a percent of gross program receipts during the years ended December 31, 2012, 2011, 2010, 2009, and 2008 was 37%, 38%, 41%, 41%, and 34%, respectively.

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

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Act and Section 21E of the Securities Exchange Act. Forward-looking statements may appear throughout this report, including without limitation, statements in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.

Introduction

Ambassadors Group, Inc. is a leading provider of educational travel experiences and online education research materials primarily engaged in organizing and promoting worldwide educational travel programs for students through a direct to consumer revenue model. We operate student travel programs primarily using the People to People brand under a long-term exclusive license agreement. We have been traveling students on People to People programs for over 50 years and have over 500,000 alumni. We believe that our association with that brand and experience in the educational travel industry give us both a strong awareness in the market and a high level of credibility.

Our core program offering is an international destination trip for U.S. students in the 11 to 17 year old age group (“Student Ambassadors Program”). We also offer domestic destination travel programs for U.S. students and international students from over 50 countries focused on leadership and education (“Student Leadership Program”). During 2011, we began to expand our in-bound travel programs by establishing a Beijing office traveling Chinese students on U.S. destination trips (“People to People – China”).

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

As further discussed below, our operating results depend on the number of travelers that attend our programs (“travelers” or “delegates”), the fees we are able to charge for each traveler net of pass-through expenses associated with non-directly delivered programs such as airfare and third-party tour operator fees (“total revenue”), and the direct costs associated with the traveler’s itinerary on directly delivered programs including airfare, hotel charges, meal costs, event and location fees, chaperone costs, tour manager fees, and the cost of in-country travel (“cost of sales”). Our business is highly seasonal and the second quarter is typically our highest period for gross revenue and cost of sales activity. The majority of sales and marketing expenses are incurred in the third and fourth quarters of the current year to attract delegates for the following year, while the associated revenue is generally recognized in the second and third quarter of the following fiscal year.

Executive Summary

Our strategy is to maintain our high quality and unique out-of-classroom educational experiences while increasing our volume of business through multi-channel marketing. In order to grow the business, our operating plans include the following: further integrating digital and social marketing into our approach; introducing new conversion channels while refining existing ones; building and preserving high quality customer relationships; and introducing new educational travel programs and experiences independently and through strategic alliances.

During 2012, we traveled 21,252 delegates compared to 23,928 delegates during 2011. This represents an 11 percent decline year-over-year, primarily driven by fewer delegates traveled from our core product, Student Ambassadors Programs. Anticipating that delegate counts were likely to decline in 2012, we actively implemented cost savings initiatives that reduced our total operating expenses by $5.9 million, or 10 percent, compared to the year ended December 31, 2011.  Net income decreased $1.2 million, or 41 percent, to $1.7 million during the year ended December 31, 2012 compared to $3.0 million during 2011.

As we have concluded our fall and winter marketing campaigns, we anticipate a reduced level of travelers for 2013 compared to 2012 driven by a continued decline in Student Ambassador
Programs enrollments due to a faster than expected decline in the performance of the stand-alone mail component of our integrated marketing strategy. In addition, while our in-person information meetings remain our strongest conversion channel and deliverer of student travelers, attendance, and the number of enrollments through this channel are down year-over-year.

We have taken and continue to take steps to address this downward trend through the development of our multi-channel strategy and are implementing additional marketing initiatives to confront the gap created against our 2013 enrollment expectations.  We have implemented market-specific coordination of direct mail and digital advertising and continue to test higher touch conversion channels such as webinars and telesales. Additionally, we are testing a shift in our selling cycle this coming spring to accelerate the timing of our early enrollment efforts and move us toward a year-round marketing strategy. We believe this strategy aligns better with consumer behavior while also mitigating some of the risks involved with the emphasis on the fall marketing campaign.

Our goal is to adjust to the realities of our marketplace and we plan to continue to evolve our multi-channel sales and marketing strategies to adapt to the needs and behaviors of our target audience. We plan to continue to refine our integrated multi-channel strategy with a heavier emphasis on digital reinforcement of the direct mail component.  We believe we need to make multiple touch points available while our consumers are researching their decision to travel, moving them toward the point of sale, which we anticipate will ultimately translate to stronger conversion for our programs.

As we continue to transition our business to a multi-channel approach, we believe it is important to right-size our balance sheet and return capital to shareholders while we continue to focus on our core business to position the Company for long-term success. With the financial flexibility we believe our balance sheet affords, during the fourth quarter of 2012 the Board of Directors approved additional share repurchases to augment the existing approximately $13.5 million authorization. During the fourth quarter of 2012, we returned over $3.0 million to our shareholders in the form of repurchases. In addition, a $0.50 per share special dividend was approved and paid out to shareholders during the fourth quarter of 2012 returning an additional $8.8 million to shareholders.

Results of Operations

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

The following table sets forth the consolidated financial results and change in dollars and percentages for the periods indicated:

	Year Ended December 31,
	2012	2011	$ Change	% Change
Total revenue	$58,052	$66,438	$(8,386)	-13%
Cost of goods sold	6,661	7,397	(736)	-10%
Gross margin	51,391	59,041	(7,650)	-13%
Selling and marketing expenses	34,845	40,367	(5,522)	-14%
General and administrative expenses	16,224	16,564	(340)	-2%
Operating income	322	2,110	(1,788)	-85%
Other income	1,717	1,495	222	15%
Income before income tax provision	2,039	3,605	(1,566)	-43%
Income tax provision	(295)	(649)	354	-55%
Net income	$1,744	$2,956	$(1,212)	-41%

During the year ended December 31, 2012, we traveled 21,252 delegates compared to 23,928 delegates in 2011. We experienced a decline in the number of delegates that traveled on our core Student Ambassador Programs offerings as well as in two of our non-core programs, Leadership Programs and Citizen Ambassador Programs as the market demand for these programs shifted. The decline in total revenue is mainly due to the decrease in delegates traveled, but based on the fact that we report our international travel programs on a net revenue basis, increased costs associated with airfare, in particular increased fuel surcharges, and higher foreign currency exchange rates also contributed to this decline. Gross margin as a percentage of gross revenues declined to 36.7 percent during 2012 compared to 38.1 in 2011.  The decrease in revenues from the travel business is partially offset by an increase in BookRag’s internet content revenue.

Due to several cost saving initiatives implemented throughout 2012, selling and marketing expenses declined $5.5 million while general and administrative expenses declined $0.3 million for the year ended December 31, 2012 compared to 2011. In line with our strategy to reduce overall operating expenses to maximize profitability, these reductions consisted of approximately $3.5 million in lower marketing expenses related to selected travel campaigns as well as reduced personnel costs associated with a reduction in staffing offset by increased depreciation and technology expenses associated with investment in technology improvements. In addition, we experienced lower legal expenses related to an SEC investigation that has now been closed, offset by costs incurred related to a previously disclosed proxy contest.

Other income increased $0.2 million during the year ended December 31, 2012 compared to 2011 due primarily to realized gains on the sale of investments diverted to municipal bond funds offset by lower interest income associated with lower investment balances year over year.

For the years ended December 31, 2012 and 2011, the income tax provision recorded resulted in a 14 percent and 18 percent annual effective income tax rate applied to pre-tax income, respectively, in relation to our current federal statutory tax rate of 34 percent. The difference from our effective tax rate on a year over year basis is primarily due to the increased weight of our tax exempt interest earned during the period as a percent of our lower pre-tax net income. During the fourth quarter of 2012 and subsequent to our third quarter reporting period, we increased our estimated income tax provision as a result in a change in estimate related to non-taxable interest income earned throughout 2012.  This change had no impact on our consolidated statement of operations for the year ended December 31, 2012.

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

During the year ended December 31, 2011, we traveled 23,928 delegates compared to 26,657 delegates in 2010. We experienced modest growth in the number of delegates traveled on our core Student Ambassador Programs offerings, but we suffered significant declines in two of our non-core programs, Leadership Programs and Citizen Ambassador Programs as the market demand for these programs decreased. The decline in total revenue is mainly due to the decrease in delegates traveled, as well as increased costs associated with base airfare, fuel surcharges, departure taxes, and foreign currency exchange rates. The decrease in revenues from the travel business is partially offset by an increase in BookRag’s internet content and advertising revenue.

Selling and marketing costs were in line with 2010 on a comparable year over year basis.  The decline noted above was caused by asset impairments or loss on sale of equipment associated with outsourcing our print and production facilities during 2010. In the year ended December 31, 2011 as compared to the same period in 2010, general and administrative expenses increased mainly due to legal and professional expenses. In fiscal year 2010, a benefit was recorded for favorable insurance recoveries for legal expenses incurred in 2009. In 2011, we continued to sustain significant legal and professional expenses that were outside the normal course of business associated with a securities class action lawsuit and an SEC investigation.

For the years ended December 31, 2011 and 2010, the income tax provision recorded resulted in an 18 percent and 30 percent annual effective income tax rate applied to pre-tax income, respectively, in relation to our current federal statutory tax rate of 34 percent. The difference from our effective tax rate on a year over year basis is primarily due to increased weight of our tax exempt interest earned during the period as a percent of our lower pre-tax net income.

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

Segment results of operations for the year ended December 31, 2012 and 2011 are as follows (in thousands):

	Year ended December 31, 2012			Year ended December 31, 2011
	Ambassador Programs and Other (1)	BookRags	Consolidated	Ambassador Programs and Other (1)	BookRags	Consolidated
Total revenue	$53,845	$4,207	$58,052	$62,392	$4,046	$66,438
Cost of goods sold	6,107	554	6,661	6,822	575	7,397
Gross margin	47,738	3,653	51,391	55,570	3,471	59,041
Selling and marketing expenses	33,384	1,461	34,845	38,912	1,455	40,367
General and administrative expenses	15,359	865	16,224	15,724	840	16,564
Operating income (loss)	(1,005)	1,327	322	934	1,176	2,110
Other income	1,657	60	1,717	1,452	43	1,495
Income before income tax provision	652	1,387	2,039	2,386	1,219	3,605
Income tax provision	192	(487)	(295)	(232)	(417)	(649)
Net income	$844	$900	$1,744	$2,154	$802	$2,956

(1)	Ambassador Programs and Other include all travel programs offered by Ambassador Programs and World Adventures Unlimited as well as corporate overhead.

See ‘Results of Operations’ above for a discussion of year over year variances for Ambassador Programs and Other, as it represents the largest portion of our operating results. BookRags total revenue and gross margin increased during the fiscal year 2012 as compared to the same period in 2011. The improvement achieved year over year can be attributed to growth from internet content sales.

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

See ‘Results of Operations’ above for a discussion of year over year variances for Ambassador Programs and Other, as it represents the largest portion of our operating results. BookRags total revenue and gross margin increased during the fiscal year 2011 as compared to the same period in 2010. The improvement achieved year over year can be attributed to growth from internet content and advertising sales.

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

2013 Net Enrollments

Net enrollments on a forward looking basis consist of all active participants, which we define as those who are enrolled or have already traveled in our programs less those who have already withdrawn for the travel year referenced. This is a point in time measurement that we use to estimate future revenues. Enrolled revenue consists of estimated gross receipts to be recognized, in the future, upon travel of an enrolled participant and may not result in the actual gross receipts eventually recognized due both to withdrawals from our programs and expected future enrollments. We believe the decline in enrolled revenue will translate to lower gross revenue in 2013 for our travel programs compared to 2012 travel.  We will continue to work to improve retention of our delegates and reduce this gap, but there can be no guarantee that we will be successful. This non-GAAP measure relates to our travel programs only and does not include anticipated revenue for BookRags.

	As of February 3,
	Delegates
Enrollment detail for travel year	2013	2012	Change	% Change
Student Ambassadors	16,886	21,476	(4,590)	-21.4%
Total, all programs	20,846	24,881	(4,035)	-16.2%

Deployable Cash

We use deployable cash as a liquidity measure and it is calculated as the sum of cash, cash equivalents, short-term available-for-sale securities and prepaid program costs and expenses less the sum of accounts payable, accrued expenses and other short-term liabilities (excluding deferred taxes) and participant deposits. We believe the deployable cash measurement is useful in understanding cash available to deploy for current and future business opportunities, as it represents an estimate of excess cash available for strategic actions. This non-GAAP measure is based on conservative assumptions, such as all participants’ deposits being forfeited and should not be construed as the maximum amount of cash sources available to run the business. See the ‘Liquidity’ section below for explanations of cash sources and uses.

Deployable Cash Reconciliation (in thousands)
		December 31,
	2012	2011	2010
Cash, cash equivalents and short-term available-for-sale securities	$38,272	$58,647	$79,378
Prepaid program cost and expenses	17,217	13,299	3,230
Less: Participants’ deposits	(25,735)	(27,396)	(34,436)
Less: Accounts payable / accruals / other liabilities	(4,349)	(5,970)	(6,061)
Deployable cash	$25,405	$38,580	$42,111

Free Cash Flow

Free cash flow is calculated as cash flow from operations less purchase of property, equipment and intangible assets. Management believes this non-GAAP measure is useful to investors in understanding the cash generated or distributed within the current period for future use in operations. See the ‘Liquidity’ section below for explanations of cash sources and uses.

Free Cash Flow Reconciliation (in thousands)
		December 31,
	2012	2011	2010
Cash flow provided by (used in) operations	$2,219	$(6,655)	$21,639
Purchase of property, equipment and intangibles	(5,672)	(3,594)	(5,402)
Free cash flow	$(3,453)	$(10,249)	$16,237

Liquidity and Capital Resources

Total assets at December 31, 2012 were $97.9 million, of which 39 percent, or $38.3 million, were cash, cash equivalents and short-term available-for-sale securities. At that date, we also had long-lived assets totaling $39.8 million, primarily related to our office building, technology hardware and systems used to deliver our services, and goodwill and intangible assets almost exclusively related to our BookRags segment. Our total liabilities at December 31, 2012 were $32.8 million, including $25.7 million in participant deposits for future travel and we had no debt outstanding.

Net cash provided by operations during 2012 was $2.2 million during the year ended December 31, 2012, whereas cash used in operations was $6.7 million during the same period in 2011. The year over year increase in cash provided by operations is primarily due to a decline in the change in prepaid expenses and an increase in the change in participant deposits offset by a decline in earnings. The change in prepaid expenses is due to timing of programs and payments to vendors. The change in cash from participant deposits is primarily attributable to a lower number of enrollments offset by timing differences on program departures and delegate payment schedules.

Cash provided by investing activities was $0.8 million during the year ended December 31, 2012, whereas cash provided by investing activities was $30.8 million during the year ended December 31, 2011.  This $30.0 million difference was primarily due to a net decrease in the cash provided by the sale of available-for-sale securities.  At the end of 2011, we maintained a larger cash balance as we moved our investments to municipal bond funds during the first quarter of 2012.

Cash used in financing activities was $16.4 million and $11.5 million during the year ended December 31, 2012 and 2011, respectively. The net change in financing activities was a result of an $8.8 million special dividend paid to shareholders during 2012 offset partially by a decline in cash used for repurchases of common stock during 2012 compared to 2011.

During the fourth quarter of 2012, our Board of Directors authorized an $8.8 million special dividend as well as approved an increase of approximately $2.7 million to the approximately $13.5 million remaining balance of our existing share repurchase program. As of December 31, 2012, approximately $13.1 million remains available for the repurchase of our common stock under this repurchase program.

We maintain an unsecured revolving line of credit with Wells Fargo Bank, National Association (“Wells Fargo”), which at December 31, 2012, had an unused line of credit of $20.0 million. This revolving line of credit also provides for the issue of letters of credit not to exceed $2.5 million. At December 31, 2012, we had no amounts outstanding on the revolving line of credit, and the availability under the total line of credit was $18.6 million, as we have utilized $1.4 million of the line in the form of letters of credit to several airline companies. In order to utilize this line of credit, we must comply with certain covenants. These financial covenants include deployable cash greater than zero at all times, tangible net worth greater than $40.0 million, and net income after taxes greater than $2.0 million for the trailing four quarters increasing to $4.0 million as of September 30, 2013. As of December 31, 2012, we were not in compliance with the covenant which requires us to maintain a minimum net income of $2.0 million for period ending. On January 30, 2013, we received a waiver of the requirement to comply with this covenant for the period ending December 31, 2012 from Wells Fargo and there are no current restrictions on our borrowings. For additional information regarding our line of credit, see Note 7, “Line of Credit,” to the consolidated financial statements in this Form 10-K.

On February 25, 2013, Jeffrey D. Thomas, President and Chief Executive Officer, and Margaret M. Thomas, Executive Vice President, tendered their resignations to our Board of Directors. In connection with Mr. and Ms. Thomas’ resignations, we entered in separation agreements effective February 25, 2013. Under the terms of the separation agreements, there will be cash payouts of approximately $0.8 million and $0.4 million to Mr. and Ms. Thomas, respectively, expected to be paid within six months of the date of the agreements. In the quarter ended March 31, 2013, we expect to incur approximately $1.2 million in expense related to the cash payouts. Additionally, the separation agreements call for immediate vesting of stock options and stock grants for both Mr. Thomas and Ms. Thomas.  In the quarter ended March 31, 2013, we expect to incur approximately $1.5 million in additional expense related to the accelerated vesting of stock options and stock grants.

Our business is not capital intensive and we believe that existing cash and cash equivalents and cash flows from operations will be sufficient to fund our anticipated operating needs and capital expenditures through 2013.

Contractual Obligations

We have no long-term debt, capital lease, or purchase obligations as of December 31, 2012 other than the following minimum payments due (in thousands):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	Greater than 5 years
Discovery Education contract (A)	1,550	400	1,150	-	-
Separation Agreements (B)	1,200	1,200	-	-	-
Total	2,750	1,600	1,150	-	-

(A)	In 2009, we entered into an agreement with Discovery Education. Within the terms of the contract, the above minimum payments are due regardless of total sales.
(B)
In February 2013, we entered into separation agreements with Jeffrey D. Thomas, President and Chief Executive Officer, and Margaret M. Thomas, Executive Vice President effective February 25, 2013. Within the terms of the agreements, approximately $1.2 million in cash payments are due within six months of the effective date. For additional information regarding these agreements, see Note 17, “Subsequent Events,” to the consolidated financial statements in this Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC.

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

We evaluate investment securities for other-than-temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, then the amount of other-than-temporary impairment recognized in the consolidated statement of operations depends on whether we intend to or will be required to sell the investment securities before recovery of the amortized cost and whether there has been any further deterioration of the credit rating of the investments. There were no investment securities that management identified to be other-than-temporarily impaired during the year ended December 31, 2012. Realized losses could occur in future periods due to a change in our intent to hold the investments until recovery of the amortized cost, a change in our assessment of credit risk, or a change in regulatory or accounting requirements. Significant increases or decreases in the aggregate fair value of our available for-sale securities may affect our liquidity and capital resources, although we believe the credit ratings of the investments held substantiate this risk as low.

In determining whether the current financial environment will have an impact on the fair value of these investments, we considered the following for each instrument held: the individual ratings of the investment, the underlying rating of the issuer irrespective of the insurance; the performance of the issuer; the term of the bond; the quality of bond insurance provided by the rating of the bond insurer; and the fair value as of each reporting date. At the reporting dates and in the future, we recognize that these investments are subject to general credit, liquidity, market and interest rate risks. The fair value of these investments accordingly will continue to change, and we will continue to evaluate their carrying values.

For additional information regarding our investments, see Note 3, “Investments and Fair Value Measurement,” to the consolidated financial statements in this Form 10-K.

Foreign Currency Exchange Contracts

The majority of our travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. Our processes include a program to provide a hedge against certain of these foreign currency risks, and we typically use forward contracts that allow us to acquire the foreign currency at a fixed price for a specified point in time. All of the derivatives are cash flow hedges and qualified for cash flow hedge accounting at December 31, 2012.

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

Available-for-Sale Securities

As over 30 percent of our total assets are made up of available-for-sale securities, we evaluate available-for-sale securities for other-than-temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, then a loss would be recorded in the income statement. Key components of this evaluation include knowledge of the underlying investment security and the length of the decline in market price.

Intangible Assets and Goodwill

In total, Goodwill and other intangible assets account for over 13 percent of our total assets. Goodwill and intangible assets deemed to have an indefinite life are not amortized and are subject to impairment tests, at least annually, which compare the carrying amount of the reporting unit to the fair value of the reporting unit. Intangible assets with definite lives are subject to impairment tests whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Key components of these valuations include management’s forecast of operating revenues, expense, future cash flows and capital expenditures and industry factors to determine the weighted-average cost of capital.

Foreign Currency

We use forward contracts that allow us to acquire foreign currency at a fixed price for a specified point in time and to provide a hedge against foreign currency risk. Our policy is to be 80 to 100 percent hedged at the end of each year in regards to our forecasted cash flow for the following year. All of our derivatives are cash flow hedges and at December 31, 2012, all contracts qualified for cash flow hedge accounting. Derivative instruments qualifying for hedge accounting are recorded on the balance sheet at fair value. Management determines the fair value each period end using estimates and assumptions, including current market rates, contractual vendor payment agreements impacted by projected number of travelers, and timelines for payments due in conjunction with contracts held.

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

Internet content revenue is recognized at the point of sale while advertising revenues are recognized in conjunction with an advertisement being viewed on the BookRags site. Revenue from annual subscriptions for content access to the website is deferred and recognized monthly over the term of the subscription. Cost of internet content sales include amortization of intangible assets and licensing agreement costs.

Contingencies

We are subject to the possibility of various contingencies including claims, suits and complaints, arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining gain or loss contingencies. An estimated contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. For additional information regarding our contingencies, see Note 9, “Commitments and Contingencies,” to the consolidated financial statements in this Form 10-K.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

      Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, the end of the period covered by this Form 10-K, our chief executive officer and chief financial officer reviewed, evaluated and concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were effective. These controls and procedures are designed to ensure information required to be disclosed in our Form 10-K filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and has been accumulated and communicated to our chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012. This evaluation was based on the framework in “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2012.

BDO USA, LLP, an Independent Registered Public Accounting Firm, has issued an attestation report on the effectiveness of our Company’s internal controls over financial reporting as of December 31, 2012, pursuant to Item 308 of Regulation S-K.

     Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2012, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Ambassadors Group, Inc.
Spokane, WA

We have audited Ambassadors Group, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ambassadors Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying, “Item 9A, Controls and Procedures”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Ambassadors Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ambassadors Group, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 11, 2013 expressed an unqualified opinion thereon.

BDO USA, LLP
Spokane, Washington
March 11, 2013

Item 9B.  Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for our 2013 Annual Meeting of Shareholders to be filed within 120 days after the end of our fiscal year ended December 31, 2012.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for our 2013 Annual Meeting of Shareholders to be filed within 120 days after the end of our fiscal year ended December 31, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for our 2013 Annual Meeting of Shareholders to be filed within 120 days after the end of our fiscal year ended December 31, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for our 2013 Annual Meeting of Shareholders to be filed within 120 days after the end of our fiscal year ended December 31, 2012.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for our 2013 Annual Meeting of Shareholders to be filed within 120 days after the end of our fiscal year ended December 31, 2012.

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

(c) Financial Statement Schedules.  Reference is made to Item 15(a)(2) above.

AMBASSADORS GROUP, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Ambassadors Group, Inc.
Spokane, WA

We have audited the accompanying consolidated balance sheets of Ambassadors Group, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ambassadors Group, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ambassadors Group, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2013 expressed an unqualified opinion thereon.

BDO USA, LLP
Spokane, Washington
March 11, 2013

AMBASSADORS GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$6,150	$19,519
Available-for-sale securities and other	32,122	39,128
Foreign currency exchange contracts	837	-
Prepaid program costs and expenses	17,217	13,299
Accounts receivable	850	1,395
Deferred tax assets	221	668
Total current assets	57,397	74,009
Property and equipment, net	26,344	26,104
Available-for-sale securities	723	700
Intangibles	3,565	3,421
Goodwill	9,781	9,781
Other long-term assets	85	85
Total assets	$97,895	$114,100

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$4,238	$5,858
Participants’ deposits	25,735	27,396
Foreign currency exchange contracts	-	1,671
Other liabilities	111	112
Total current liabilities	30,084	35,037
Foreign currency exchange contracts	-	102
Deferred tax liabilities	2,688	2,004
Total liabilities	32,772	37,143

Commitments and Contingencies (Note 9)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 shares authorized; 17,047,470 and 17,588,088 shares issued and outstanding as of December 31, 2012 and 2011 respectively	170	172
Additional paid-in capital	-	314
Retained earnings	64,589	77,489
Accumulated other comprehensive income (loss)	364	(1,018)
Stockholders’ equity	65,123	76,957
Total liabilities and stockholders’ equity	$97,895	$114,100

 The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Net revenue, non-directly delivered programs	$44,837	$51,966	$56,618
Gross revenue, directly delivered programs	9,008	10,426	16,423
Gross revenue, internet and advertising	4,207	4,046	3,105
Total revenue	58,052	66,438	76,146
Cost of sales, directly delivered programs	6,107	6,822	9,591
Cost of sales, internet and advertising	554	575	454
Gross margin	51,391	59,041	66,101
Operating expenses:
Selling and marketing	34,845	40,367	41,880
General and administrative	16,224	16,564	14,125
Total operating expenses	51,069	56,931	56,005
Operating income	322	2,110	10,096
Other income (expense):
Interest and dividend income	1,730	1,340	1,501
Foreign currency and other income (expense)	(13)	155	-
Total other income	1,717	1,495	1,501
Income before income tax provision	2,039	3,605	11,597
Income tax provision	(295)	(649)	(3,481)
Net income	$1,744	$2,956	$8,116

Weighted-average common shares outstanding - basic	17,530	17,746	19,085
Weighted-average common shares outstanding - diluted	17,530	17,869	19,303

Net income per share - basic	$0.10	$0.17	$0.43
Net income per share - diluted	$0.10	$0.17	$0.42

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years ended December 31,
	2012	2011	2010
Net income	$1,744	$2,956	$8,116
Unrealized gain (loss) on foreign currency exchange contracts, net of income tax benefit (provision)l of ($913), $1,273, and ($276)	1,697	(2,364)	512
Unrealized gain (loss) on available-for-sale securities, net of income tax benefit (provision) of $169, ($168), and $281	(315)	313	(522)
Comprehensive income	$3,126	$905	$8,106

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

				Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Common Stock
	Shares	Amount	Additional Paid-In Capital		Foreign currency exchange contracts	Available-for- sale securities	Total

Balances, December 31, 2009	19,006	$188	$2,314	$87,461	$698	$345	$91,006
Net income	-	-	-	8,116	-	-	8,116
Stock options exercised	114	2	698	-	-	-	700
Stock-based compensation expense	-	-	2,022	-	-	-	2,022
Shortfall tax shortfall from stock-based compensation	-	-	(119)	(322)	-	-	(441)
Stock redemptions	(1,224)	(12)	(7,783)	(5,836)	-	-	(13,631)
Consideration paid for acquisition	234	2	2,868	-	-	-	2,870
Restricted stock grant	126	-	-	-	-	-	-
Dividend to shareholders (0.24 per share)	-	-	-	(4,594)	-	-	(4,594)
Other comprehensive loss, net of income taxes	-	-	-	-	512	(522)	(10)
Balances, December 31, 2010	18,256	$180	$-	$84,825	$1,210	$(177)	$86,038
Net income	-	-	-	2,956	-	-	2,956
Stock options exercised	37	-	227	-	-	-	227
Stock-based compensation expense	-	-	1,475	-	-	-	1,475
Excess tax benefit from stock-based compensation	-	-	160	-	-	-	160
Stock redemptions	(776)	(8)	(1,548)	(6,034)	-	-	(7,590)
Restricted stock grant	72	-	-	-	-	-	-
Dividend to shareholders (0.24 per share)	-	-	-	(4,258)	-	-	(4,258)
Other comprehensive loss, net of income taxes	-	-	-	-	(2,363)	312	(2,051)
Balances, December 31, 2011	17,589	$172	$314	$77,489	$(1,153)	$135	$76,957
Net income	-	-	-	1,744	-	-	1,744
Stock-based compensation expense	-	-	1,455	-	-	-	1,455
Excess tax benefit from stock-based compensation	-	-	(347)	-	-	-	(347)
Stock redemptions	(651)	(7)	(1,422)	(1,632)	-	-	(3,061)
Restricted stock grant	109	5	-	-	-	-	5
Dividend to shareholders (0.74 per share)	-	-	-	(13,012)	-	-	(13,012)
Other comprehensive income, net of income taxes	-	-	-	-	1,697	(315)	1,382
Balances, December 31, 2012	17,047	$170	$-	$64,589	$544	$(180)	$65,123

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$1,744	$2,956	$8,116
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,273	4,742	4,646
Stock-based compensation	1,455	1,475	2,022
Deferred income taxes	387	420	1,399
Loss on disposition and impairment of property and equipment	24	246	1,480
Excess tax benefit (shortfall) from stock-based compensation	347	(160)	441
Change in assets and liabilities:
Accounts receivable and other assets	545	581	68
Prepaid program costs and expenses	(3,918)	(10,069)	(55)
Accounts payable, accrued expenses, and other current liabilities	(1,977)	194	223
Participants’ deposits	(1,661)	(7,040)	3,299
Net cash provided by (used in) operating activities	2,219	(6,655)	21,639

Cash flows from investing activities:
Purchase of available for sale securities	(74,022)	(48,693)	(59,331)
Proceeds from sale of available-for-sale securities	80,521	83,035	59,764
Purchase of property and equipment	(5,139)	(3,101)	(4,461)
Proceeds from sale of property and equipment	-	49	253
Purchase of intangibles	(533)	(493)	(941)
Net cash provided by (used in) investing activities	827	30,797	(4,716)

Cash flows from financing activities:
Repurchase of Common Stock	(3,056)	(7,590)	(13,406)
Dividend payment to shareholders	(13,012)	(4,258)	(4,594)
Proceeds from exercise of stock options	-	227	700
Excess tax (benefit) shortfall from stock-based compensation	(347)	160	(441)
Net cash used in financing activities	(16,415)	(11,461)	(17,741)

Net increase (decrease) in cash and cash equivalents	(13,369)	12,681	(818)
Cash and cash equivalents, beginning of period	19,519	6,838	7,656
Cash and cash equivalents, end of period	$6,150	$19,519	$6,838

See Note 15, “Supplemental Disclosures of Consolidated Statements of Cash Flows.”

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Ambassadors Group, Inc. is a leading provider of educational travel experiences and online education research materials.  These consolidated financial statements include the accounts of Ambassadors Group, Inc., and our wholly owned subsidiaries, Ambassador Programs, Inc.,World Adventures Unlimited, Inc., Ambassadors Unlimited, LLC, AGI Hong Kong Limited, Beijing People to People Education Consultation Co., Ltd, Marketing Production Systems LLC, and BookRags, Inc. All significant intercompany accounts and transactions, which are of a normal recurring nature, are eliminated in consolidation.

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

The large majority of our assets are located in the United States. We maintain a sufficient amount of cash held in foreign bank accounts which is utilized for operating expenses of our China operations. Revenues from our directly delivered travel programs and our internet content and advertising are derived primarily from activity in the United States. Revenue from our non-directly delivered programs is derived internationally in the following geographic areas for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Europe	70%	67%	55%
South Pacific (primarily Australia and New Zealand)	13%	23%	24%
Asia (primarily China)	10%	4%	14%
Other	7%	6%	7%

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

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (Continued)

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

We measure derivative contracts as assets and liabilities based on their fair value. Gains or losses resulting from changes in the fair value of derivatives in each period are recorded either in current earnings or other comprehensive income (“OCI”), depending on the use of the derivative, whether it qualifies for hedge accounting and whether that hedge is effective. Amounts deferred in OCI are reclassified to “Net revenue, non-directly delivered programs” when the hedged transaction has occurred. Ineffective portions of any change in fair value of a derivative are recorded in current period other income (expense).

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

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - (Continued)

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

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Recent Accounting Policies

In February 2013, the FASB has issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” to improve the transparency of reporting these reclassifications. This update is effective for reporting periods beginning after December 15, 2012. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. generally accepted accounting principles (“GAAP”). The new amendments will require an organization to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. Additionally, the new amendments require cross-referencing to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period.

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

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The following tables summarize the composition of our investments at December 31, 2012 and 2011 (in thousands):

				Classification on Balance Sheet
December 31, 2012	Amortized Cost	Unrealized Gains (Losses)	Aggregate Fair Value	Cash and cash equivalents	Short-term available-for- sale securities	Long-term available-for- sale securities
Auction rate securities (“ARS”), greater than one year	$1,000	$(277)	$723	$-	$-	$723
Money market funds, ninety days or less	1,150	-	1,150	1,150	-	-
Municipal securities1
One year or less	26,885	(1)	26,884	-	26,884	-
After one year through three years	1,345	7	1,352	-	1,352	-
Greater than three years through five years	3,884	2	3,886	-	3,886	-
Total	$34,264	$(269)	$33,995	$1,150	$32,122	$723

				Classification on Balance Sheet
December 31, 2011	Amortized Cost	Unrealized Gains (Losses)	Aggregate Fair Value	Cash and cash equivalents	Short-term available-for- sale securities	Long-term available-for- sale securities
ARS, greater than one year	$1,000	$(300)	$700	$-	$-	$700
Money market funds, ninety days or less	14,503	-	14,503	14,503	-	-
Municipal securities1
One year or less	3,639	(1)	3,638	-	3,638	-
After one year through three years	16,679	118	16,797	-	16,797	-
Greater than three years through five years	18,295	398	18,693	-	18,693	-
Total	$54,116	$215	$54,331	$14,503	$39,128	$700

1 Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at December 31, 2012 and 2011 (in thousands):

		Fair Value Measurements at Reporting Date Using
December 31, 2012	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial assets:
ARS	$723	$-	$-	$723
Money market funds	1,150	1,150	-	-
Municipal securities1	32,122	32,122	-	-
Foreign currency exchange contracts	952	-	952	-
Total financial assets	$34,947	$33,272	$952	$723
Financial liabilities:
Foreign currency exchange contracts	115	-	115	-
Total financial liabilities	$115	$-	$115	$-

		Fair Value Measurements at Reporting Date Using
December 31, 2011	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial assets:
ARS	$700	$-	$-	$700
Money market funds	14,503	14,503	-	-
Municipal securities1	39,128	39,128	-	-
Foreign currency exchange contracts	115	-	115	-
Total financial assets	$54,446	$53,631	$115	$700
Financial liabilities:
Foreign currency exchange contracts	1,888	-	1,888	-
Total financial liabilities	$1,888	$-	$1,888	$-

1 At December 31, 2012, municipal securities consisted of an 82/12/6 percent split between holdings in short-term municipal security funds, municipal revenue bonds and municipal general obligation bonds, respectively. As part of our investment policy, during the first quarter of 2012, we began investing in debt funds comprised of short-term municipal securities. At December 31, 2011, municipal securities consisted of an 83/17 split between municipal revenue bonds and municipal general obligation bonds, respectively, and no short-term municipal funds. In addition, the underlying credit rating of the municipal securities at December 31, 2012 and December 31, 2011 were A+, A1 or better as defined by S&P 500 and Moody’s, respectively.

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

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair value measurements on a recurring basis using Level 3 inputs only consist of available-for-sale ARS. The following table presents a reconciliation for the year ended December 31, 2012 and 2011 of available-for-sale ARS measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	December 31,
	2012	2011
Beginning balance	$700	$1,250
Total realized / unrealized losses:
Included in earnings	-	69
Included in OCI	23	(19)
Sales and settlements	-	(600)
Ending balance	$723	$700

During the year ended December 31, 2012, we experienced one failed ARS auction, representing principal of $1.0 million. This remaining ARS continues to be classified as a long-term asset due to the high probability that the ARS may fail in future auctions. The next scheduled auction for this ARS is in March 2013. We have determined that there is no other-than-temporary impairment on this security, since we do not intend and are not required to sell this security before we have recovered the amortized cost basis, there has been no further deterioration of the credit rating of this investment, interest payments at coupon rate continue to be received and we expect to recover the amortized cost basis of this security. We will continue to reassess liquidity in future reporting periods based on several factors, including the success or failure of future auctions, possible failure of the investment to be redeemed, deterioration of the credit rating of the investment, market risk and other factors.

In determining the fair value of our financial instruments, we consider the individual ratings of each holding. With regard to bonds, we consider the following: the underlying rating of the issuer irrespective of the insurance; the performance of the issuer; the term of the bond; and the quality of bond insurance provided by the rating of the bond insurer. With regard to valuation of our ARS, we consider the underlying credit quality of comparable student loan portfolios and the average life of the underlying student loan assets and apply a discount related to the illiquidity of our ARS due to past failed auctions. Based on these inputs, we have applied a discount of 341-basis points to the London interbank offered rate resulting in a valuation of $0.7 million from a costs basis of $1.0 million as of December 31, 2012. At the reporting dates and in the future, we recognize that this investment is subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by the current global financial environment. The fair value of this investment accordingly will continue to change, and we will continue to evaluate its carrying value.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Unrealized gains or losses related to available-for-sale securities are recorded in accumulated other comprehensive income (“AOCI”). When securities are sold and a realized gain or loss is recognized, the amount is reclassified from AOCI to the income statement. For the year ended December 31, 2012 and 2011, the amounts of realized gains recognized in the income statement for the sale of investments were as follows (in thousands):

Location of gain reclassed from AOCI	Gain reclassed from AOCI
	Year ended December 31,
	2012	2011
Interest and dividend income	$652	$59

4.	Derivative Financial Instruments

The majority of our travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar for our non-directly delivered programs. We use forward contracts that allow us to acquire foreign currency at a fixed price for a specified point in time and to provide a hedge against foreign currency risk. All of our derivatives are cash flow hedges and at December 31, 2012, all contracts qualified for cash flow hedge accounting.

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

At December 31, 2012, the following forward contracts were outstanding (in thousands):

	Notional Amount	Matures
Forward contracts:
Euro	12,750	January 2013 - July 2013
Australian dollar	4,730	January 2013 - July 2013
British pound	2,650	January 2013 - July 2013
Canadian dollar	2,380	February 2013 - June 2013
New Zealand dollar	490	March 2013 - July 2013

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair values of our forward contracts were as follows (in thousands):

	December 31, 2012
	Derivatives designated as hedging instruments		Total Net
	Assets	Liabilities	Assets
Forward contracts	$952	$115	$837

	December 31, 2011
	Derivatives designated as hedging instruments		Total Net
	Assets	Liabilities	Liabilities
Forward contracts	$115	$1,888	$1,773

The net liabilities and asset derivatives at December 31, 2012 and 2011 are reported in the consolidated balance sheet as current and long-term ‘foreign currency exchange contracts’.

For the year ended December 31, 2012 and 2011, the amount of gains or losses recognized in the income statement for derivatives designated as hedging instruments were as follows (in thousands)

Location of gain (loss) reclassed from AOCI (effective portion)	Gain (loss) reclassed from AOCI (effective portion)
	Year ended December 31,
	2012	2011
Net revenue, non-directly delivered programs	$(1,054)	$2,595

Unrealized gains on forward contracts recorded in AOCI at December 31, 2012, which are expected to be realized in net revenue during the next 12 months, is approximately $0.5 million as reflected in the Consolidated Statement of Changes in Stockholders’ Equity. This amount was computed using the fair value of the cash flow hedges at December 31, 2012, and will change before actual reclassification from AOCI.

For the years ended December 31, 2012 and 2011, the amount of gains or losses recognized in the income statement for derivatives not designated as hedging instruments are as follows (in thousands):

		Amount of Gain
Derivative not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivative	Year ended December 31, 2012	Year ended December 31, 2011
Forward contracts	Foreign currency and other expense	$(16)	$183

During 2011, we recognized a gain of $0.2 million as a result of the de-designation of our Japanese yen forward contracts associated with vendor payments planned for 2011 summer travel. Due to the catastrophic events that occurred in spring of 2011, management suspended all 2011 travel programs to Japan and re-routed a majority of these delegates to other destinations throughout the world.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.      Property and equipment

Property and equipment and the changes therein consist of the following (in thousands):
	December 31,
	2012	2011
Land	$1,817	$1,817
Building	16,207	16,207
Office furniture, fixtures and equipment	2,658	2,596
Computer equipment and software	22,092	19,117
Construction in progress	1,378	1,462
Total property and equipment, gross	44,152	41,199
Less accumulated depreciation	(17,808)	(15,095)
Total property and equipment, net	$26,344	$26,104

The remaining cost of completion for construction in process, which consists of website and internal use software development, is approximately $0.7 million at December 31, 2012. Depreciation and amortization expense on property and equipment of approximately $4.9 million, $4.3 million, and $4.3 million for the years ended December 31, 2012, 2011, and 2010, respectively, was included in the determination of net income.

During 2012, approximately $2.2 million in property and equipment was sold, written off or impaired for a net loss of approximately $14 thousand.  These assets included $2.2 million of fully depreciated assets no longer utilized in our operations. During 2011, approximately $2.2 million in property and equipment was sold, written off or impaired for a net loss of $0.2 million.  These assets included $1.4 million of fully depreciated assets no longer utilized in our operations and $0.8 million of assets associated with the final stages of outsourcing of our print and production facility. During 2010, approximately $1.7 million in property and equipment was sold, written off or impaired for a net loss of $1.5 million, primarily related to the outsourcing of our print and production facilities. The net loss of $1.5 million consists of $0.7 million loss on sale of assets and $0.8 million loss on impaired assets, both of which are reported in the consolidated statement of operations as ‘selling and marketing’ expense. In accordance with the guidance for the impairment of long-lived assets, assets with a carrying amount of $1.0 million were adjusted to their fair value of $0.2 million.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. Intangible Assets and Goodwill

Identified intangible assets other than goodwill and the changes therein consisted of the following (in thousands):
	December 31,
	2012	2011
Content license agreements	$838	$838
Content copyrights	3,263	2,730
Advertising relationship	512	512
Other	130	130
Trademark	517	517
Total intangible assets, gross	5,260	4,727
Less accumulated amortization
Content license agreements	(194)	(152)
Content copyrights	(859)	(556)
Advertising relationship	(512)	(469)
Other	(130)	(129)
Total intangible assets, net	$3,565	$3,421

Amortization expense on intangible assets of approximately $0.4 million, $0.4 million and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, was included in the determination of net income.

Estimated annual amortization expense for each of the next five years is as follows (in thousands):

Years Ended December 31,
2013	$371
2014	$371
2015	$371
2016	$371
2017	$371

Identified goodwill consists of the following (in thousands):

	December 31,
	2012	2011
Goodwill - BookRags	$9,711	$9,711
Goodwill - Ambassador programs and other	70	70
Goodwill	$9,781	$9,781

We completed our annual impairment test of goodwill and other indefinite lived intangible assets as of December 1, 2012, and concluded that no impairment existed. The review of goodwill requires the use of several estimates including management assumptions for future cash flows, weighted average cost of capital, discount rates, and equity multiples, all which involve a large degree of judgment. We believe estimates utilized in our analysis are likely to occur, but there can be no assurance that these estimates will materialize as projected.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.	Line of Credit

We maintain a $20.0 million Revolving Credit Agreement with Wells Fargo that expires on June 1, 2014. This Revolving Credit Agreement also provides for the issue of letters of credit not to exceed $2.5 million. Monthly interest only payments, if applicable, are paid based on a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. We can elect to borrow utilizing the London Inter-Bank Offering Rate plus an applicable spread or the prime rate. The credit agreement contains certain quarterly financial covenants, including, deployable cash greater than zero at all times, tangible net worth greater than $40.0 million, and net income after taxes greater than $2.0 million for the trailing four quarters increasing to $4.0 million as of September 30, 2013. As of December 31, 2012, we were not in compliance with the covenant which requires us to maintain a minimum net income of $2.0 million. On January 30, 2013, we received a waiver of the requirement to comply with this covenant for the period ending December 31, 2012 from Wells Fargo and there are no current restrictions on our borrowings.

At December 31, 2012 and 2011, we had no amounts outstanding on the revolving line of credit, and the availability under the total line of credit was $18.6 million, as we have utilized $1.4 million of the line in the form of letters of credit to several airline companies.

8.	Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010
Current tax expense (benefit)
Federal	$(2)	$322	$2,332
State	(90)	(93)	(250)
Deferred tax expense
Federal	372	350	1,260
State	15	70	139
Total income tax provision	$295	$649	$3,481

Components of the net deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2012
	Assets	Liabilities	Total
Amortization of goodwill and other intangibles	$-	$(534)	$(534)
Accrued vacation and compensation	270	-	270
Unrealized loss on foreign currency exchange contracts	-	(292)	(292)
Unrealized loss on auction rate securities	97	-	97
Depreciation	-	(4,477)	(4,477)
Stock options	1,805	-	1,805
Restricted stock grants	529	-	529
State tax deduction	83	-	83
Prepaids	-	(228)	(228)
Other	284	(4)	280
Total deferred tax assets (liabilities)	$3,068	$(5,535)	$(2,467)

	December 31, 2011
	Assets	Liabilities	Total
Amortization of goodwill and other intangibles	$-	$(166)	$(166)
Accrued vacation and compensation	166	-	166
Unrealized gain on foreign currency exchange contracts	616	-	616
Unrealized gain on available-for-sale securities	-	(180)	(180)
Unrealized loss on auction rate securities	105	-	105
Depreciation	-	(4,105)	(4,105)
Stock options	1,653	-	1,653
Restricted stock grants	459	-	459
State tax deduction	121	-	121
Other	181	(186)	(5)
Total deferred tax assets (liabilities)	$3,301	$(4,637)	$(1,336)

The income tax provision differs from that computed using the federal statutory rate applied to income before income taxes as follows (in thousands):

	Years Ended December 31,
	2012 Amount	%	2011 Amount	%	2010 Amount	%
Provision at the federal statutory rate	$693	34.0%	$1,226	34.0%	$4,059	35.0%
Tax-exempt interest	(362)	(17.8)	(417)	(11.6)	(521)	(4.5)
Uncertain state tax position	(75)	(3.7)	-	-	-	-
Tax rate change to deferreds - federal	-	-	(62)	(1.7)	-	-
State income tax, net of federal benefit	26	1.3	(24)	(0.7)	(110)	(0.9)
Other	13	0.7	(74)	(2.0)	53	0.4
Total income tax provision	$295	14.5%	$649	18.0%	$3,481	30.0%

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of December 31, 2012, $0.2 million of unrecognized tax benefits are recorded as ‘accounts payable and accrued expenses’ in the consolidated balance sheet. If recognized, $0.1 million would affect the annual effective tax rate. Our policy is to account for interest and penalties related to income taxes as part of income tax expense.  During the year ended December 31, 2012, we recognized $11 thousand of income tax benefit in the consolidated statement of operations and $19 thousand in the consolidated balance sheet associated with interest on uncertain tax positions.

The following summarizes the unrecognized tax benefits activity during 2012 and 2011 (in thousands):

	2012	2011
Gross unrecognized tax benefit as of January 1,	$328	$423
Increases in uncertain tax benefits as a result of tax positions taken during the current period	3	30
Lapse of statute of limitations	(106)	(125)
Gross unrecognized tax benefits as of December 31,	$225	$328

It is reasonably possible that our unrecognized tax benefits will decrease between $0 and $0.2 million pending the outcome of discussions with certain tax jurisdictions regarding our activities in their jurisdictions.

We file tax returns in the U.S. federal jurisdiction and various state jurisdictions. We may be subject to examination by the Internal Revenue Service for the years after 2008. We may also be subject to examination by various state jurisdictions for the years after 2007.

9.	Commitments and Contingencies

In 2009, we entered into an agreement with Discovery Education, which was renegotiated during 2011. Within the terms of the renegotiated contract, the following minimum payments are due regardless of total sales (in thousands):

Years Ended December 31,
2013	$400
2014	$400
2015	$750

On July 14, 2009, a securities class action was filed against us and certain of our executive officers on behalf of all persons or entities who purchased our common stock between February 8, 2007 and October 23, 2007, in the United States District Court for the Eastern District of Washington. On February 11, 2010, we, and certain of our executive officers, moved to dismiss the class action. On June 2, 2010, the Court issued an order denying these motions to dismiss.  The amended complaint alleged that the defendants violated federal securities laws by making untrue statements of material fact and/or omitting to state material facts, thereby artificially inflating the price of our common stock.  On March 17, 2011, the class was certified for persons who purchased our common stock between July 24, 2007 and October 23, 2007. The parties had commenced discovery when, on April 14, 2011, an agreement was reached to settle the action following a mediation before a retired federal judge.  Under the terms of the settlement, our insurance carriers agreed to pay the settlement amount of $7.5 million, in complete settlement of all claims, without any admission of wrongdoing or liability by the Company or any party in the action. Throughout the litigation, the Company and the individual defendants have denied, and continue to deny, the allegations made against them. We agreed with the insurance carriers to settle the action on these terms, because it was in the best interests of the Company to avoid the burdens, risk, uncertainties and expense that would be inherent in continued litigation. The settlement agreement included a release for all defendants and other provisions common in such agreements. On June 28, 2012, the Court entered a final order approving the settlement and related matters. On October 9, 2012, the Court entered an order directing entry of judgment and dismissal of the complaint and the claims therein with prejudice. As the settlement is covered and was funded by the Company’s insurance carrier, the settlement is not expected to have a material adverse effect on our business, financial condition or results of operations.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Under our Bylaws, our directors and officers have certain rights to indemnification by us against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which covers certain liabilities arising from our obligation to indemnify our directors and officers and former directors in certain circumstances. No material indemnification liabilities were accrued at December 31, 2012.

10.      Stock-Based Compensation

Under our Equity Participation Plan (the “Plan”), we may grant stock-based incentive compensation awards to eligible employees (including officers), non-employee directors and consultants in the form of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, restricted stock units awards, stock appreciation rights, tandem stock appreciation rights, unrestricted stock awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant.

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

Under the terms of the Plan, restricted stock awards are granted by the Compensation Committee on the same terms as options. The Compensation Committee also establishes the vesting period of the awards, which is generally set at 100 percent at the conclusion of one to four years. Our key employees and consultants who have been awarded stock are typically subject to a four year vesting period, while members of our Board of Directors who have been awarded stock are subject to a one year vesting period.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 2012, 2011, and 2010.

	Year ended
	2012		2011		2010
Expected dividend yield	4.60%		4.78%		2.03%
Expected stock price volatility	59.63%		62.58%		63.83%
Risk-free interest rate	1.78%		1.95%		1.41%
Expected life of options	4.54	Years	4.63	Years	4.94	Years
Estimated fair value per option granted	$1.69		$2.07		$5.16

The dividend yield is based on expected quarterly cash dividends paid to our shareholders. Expected stock price volatility is based on historical volatility of our stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Additionally, an annualized forfeiture rate of 12.3 percent is used as a best estimate of future forfeitures based on our historical forfeiture experience. The stock-based compensation expense will be adjusted in later periods if the actual forfeiture rate is different from the estimate.

Total stock-based compensation expense recognized in the consolidated statement of operations for the years ended 2012, 2011, and 2010 was $1.5 million, $1.8 million, $2.0 million, respectively, before income taxes. Of the total stock-based compensation expense during 2012, stock option expense was $0.8 million and restricted stock grant expense was $0.7 million. Of the total stock-based compensation expense during 2011, stock option expense was $1.0 million and restricted stock grant expense was $0.8 million. Of the total stock-based compensation expense during 2010, stock option expense was $1.1 million and restricted stock grant expense was $0.9 million.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents information about the common stock options and restricted grants as of December 31, 2012:

	Options and Awards Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Restricted Stock Awards
$0.00	446,946	2.48	N/A	N/A	N/A
Stock Options
$4.52 - 6.93	702,051	9.40	$4.66	66,816	$4.63
6.94 - 10.39	269,424	4.57	9.19	238,066	9.28
10.40 - 13.86	434,432	7.04	11.52	277,221	11.61
13.87 - 17.32	275,734	3.37	16.90	275,734	16.90
17.33 - 20.79	7,328	5.35	18.41	7,328	18.41
20.80 - 24.25	1,000	2.61	21.09	1,000	21.09
24.26 - 27.72	176,146	3.26	27.08	176,146	27.08
27.73 - 31.18	6,937	3.80	29.48	6,937	29.48
31.19 - 34.65	4,448	4.34	34.65	4,448	34.65
Total Stock Options	1,877,500	6.64	$11.02	1,053,696	$14.88
Combined	2,324,446	5.84	$8.90	1,053,696	$14.88

At December 31, 2011, there were 1,318,906 shares of our common stock underlying exercisable stock options at the weighted-average exercise price of $13.17 per share.

At December 31, 2012, the aggregate value of restricted stock was $1.9 million and the aggregate intrinsic value of outstanding and exercisable stock options was zero, before applicable income taxes, based on our $4.26 closing stock price at December 31, 2012. This intrinsic value would have been received by the optionees had all restricted stock been vested and all stock options been exercised on that date. The weighted-average remaining contractual life of stock options and restricted grants outstanding was 7.0 years and exercisable was 4.7 years. As of December 31, 2012, total unrecognized stock-based compensation expense related to non-vested stock options and restricted stock awards was approximately $3.4 million, which is expected to be recognized over approximately 4.0 years. During the year ended December 31, 2012, the total intrinsic value of stock options exercised was zero and the total fair value of options which vested was $0.8 million while the total fair value of restricted stock awards which vested was $0.5 million.

Stock option and restricted stock grant transactions during 2012 were as follows:

	Restricted Stock Awarded	Weighted- Average Grant Date Fair Value	Stock Options	Weighted- Average Exercise Price
Balance at December 31, 2011	374,957	$8.82	1,962,321	$11.56
Granted	163,843	2.02	458,130	4.72
Forfeited	(35,898)	9.15	(542,951)	7.65
Vested	(55,956)	9.21	N/A	N/A
Exercised	N/A	N/A	-	-
Balance at December 31, 2012	446,946	$6.25	1,877,500	$11.02

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.	Employee Benefit Plan

Effective March 2002, we established a 401(k) Profit Sharing Plan (the “Sharing Plan”) for our employees. Employees are eligible to participate in the Sharing Plan upon six months of service and 18 years of age, and may contribute up to 92 percent of their salary, subject to the maximum contribution allowed by the Internal Revenue Service. Our matching contribution is discretionary based upon approval by management. Employees are 100 percent vested in their contributions and vest in our matching contributions after their initial four years of employment. During the years ended December 31, 2012, 2011, and 2010, we contributed approximately $0.1 million, $0.1 million, and $0.1 million to the Sharing Plan, respectively.

12.	Earnings Per Share

The following table presents a reconciliation of basic and diluted EPS computations (in thousands, except per share data and anti-dilutive stock option counts):

	Year ended December 31,
	2012	2011	2010
Numerator:
Net income	$1,744	$2,956	$8,116

Denominator:
Weighted-average shares outstanding	17,083	17,371	18,747
Effect of unvested restricted stock awards considered participating securities	447	375	338
Weighted-average shares outstanding – basic	17,530	17,746	19,085
Effect of dilutive common stock options	-	123	218
Weighted-average shares outstanding – diluted	17,530	17,869	19,303

Net income per share – basic	$0.10	$0.17	$0.43

Net income per share – diluted	$0.10	$0.17	$0.42

Cash dividends declared per share	$0.74	$0.24	$0.24

Stock options excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive	1,314,629	1,316,895	816,649

13.	Segment Reporting

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

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Ambassador Programs and Others’ gross margin is comprised of gross receipts less direct program costs, including accommodations, transportation, speakers, facilitators, and event costs. BookRags’ gross margin is comprised of internet content and subscription and advertising revenues via www.bookrags.com, less commissions and amortization of intangible assets directly associated with sales.

Segment information for the years ended December 31, 2012 and 2011 were as follows (in thousands):

	Year ended December 31, 2012			Year ended December 31, 2011
	Ambassador Programs and Other (1)			Ambassador Programs and Other (1)

		BookRags	Consolidated		BookRags	Consolidated
Total revenue	$53,845	$4,207	$58,052	$62,392	$4,046	$66,438
Gross margin	$47,738	$3,653	$51,391	$55,570	$3,471	$59,041
Depreciation and amortization	$4,696	$576	$5,272	$4,243	$499	$4,742
Operating income	$(1,005)	$1,327	$322	$934	$1,176	$2,110
Income tax provision (benefit)	$(192)	$487	$295	$232	$417	$649
Net income	$844	$900	$1,744	$2,154	$802	$2,956
Total additions to property, plant, and equipment	$4,742	$406	$5,148	$2,746	$230	$2,976
Total additions to goodwill and intangible assets	$-	$533	$533	$-	$493	$493
Intangible assets, excluding goodwill	$-	$3,565	$3,565	$-	$3,421	$3,421
Total goodwill	$70	$9,711	$9,781	$70	$9,711	$9,781
Total assets	$83,169	$14,726	$97,895	$97,161	$16,939	$114,100

(1)	Ambassador Programs and Other include all travel programs offered by Ambassador Programs and World Adventures Unlimited as well as corporate overhead.

Segment information for the years ended December 31, 2011 and 2010 were as follows (in thousands):

	Year ended December 31, 2011			Year ended December 31, 2010
	Ambassador Programs and Other (1)			Ambassador Programs and Other (1)

		BookRags	Consolidated		BookRags	Consolidated
Total revenue	$62,392	$4,046	$66,438	$73,041	$3,105	$76,146
Gross margin	$55,570	$3,471	$59,041	$63,450	$2,651	$66,101
Depreciation and amortization	$4,243	$499	$4,742	$4,222	$424	$4,646
Operating income	$934	$1,176	$2,110	$9,174	$922	$10,096
Income tax provision	$232	$417	$649	$3,156	$325	$3,481
Net income	$2,154	$802	$2,956	$7,517	$599	$8,116
Total additions to property, plant, and equipment	$2,746	$230	$2,976	$4,461	$-	$4,461
Total additions to goodwill and intangible assets	$-	$493	$493	$-	$3,811	$3,811
Intangible assets, excluding goodwill	$-	$3,421	$3,421	$-	$3,367	$3,367
Total goodwill	$70	$9,711	$9,781	$70	$9,711	$9,781
Total assets	$97,161	$16,939	$114,100	$113,256	$15,300	$128,556

(1)	Ambassador Programs and Other include all travel programs offered by Ambassador Programs and World Adventures Unlimited as well as corporate overhead.

Any intercompany sales or services provided are eliminated upon consolidation.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.	Quarterly Financial Data (unaudited)

Summarized quarterly financial data for 2012 and 2011 is as follows (unaudited, and in thousands except per share data). All adjustments necessary to fairly present the interim results have been recorded:

	Quarters Ended
	March 31	June 30	September 30	December 31
2012
Total revenue	$2,465	$31,806	$22,432	$1,349
Gross margin	1,409	29,660	19,041	1,281
Selling and marketing expense	8,687	6,483	11,289	8,386
General and administrative expense	4,207	4,384	3,522	4,111
Income (loss) before income taxes	(11,242)	19,406	4,823	(10,948)
Net income (loss)	(7,906)	14,198	5,485	(10,033)
Earnings (loss) per share-basic	(0.45)	0.81	0.31	(0.58)
Earnings (loss) per share-diluted	(0.45)	0.81	0.31	(0.58)

Gross revenue reflects total amounts charged for all our goods and services. Gross revenue totaled $2.7 million, $81.4 million, $53.6 million and $2.3 million for the quarters ended March 31, June 30, September 30, and December 31, 2012, respectively.

During the fourth quarter of 2012 and subsequent to our third quarter reporting period, we increased our estimated income tax provision as a result of a change in estimate related to non-taxable interest income earned throughout 2012. This change had no impact on our consolidated statement of operations for the year ended December 31, 2012.

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

15.	Supplemental Disclosures of Consolidated Statements of Cash Flows

We paid cash for taxes during 2012, 2011, and 2010 of approximately $23 thousand, $0.3 million, and $2.6 million, respectively.

Our non-cash investing and financing activities during the years ended December 31, 2012, 2011, and 2010, are as follows (in thousands):

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2012	2011	2010
Unrealized gain (loss) on foreign currency exchange contracts	$2,610	$(3,637)	788
Unrealized gain (loss) on available-for-sale securities	$(484)	$481	(803)
Property and equipment	$9	$(24)	(229)
Purchase price allocation for goodwill	$-	$-	2,870
Repurchase of common stock	$-	$-	225

16. Listing of Corporate Headquarters for Sale

On April 4, 2012, our Board of Directors approved the listing for sale of our corporate headquarters building located in Spokane, Washington. We may relocate our headquarters to a new leased location also in Spokane upon sale. We will continue to classify the building as an asset held for use until the sale is probable within 12 months and it becomes unlikely that significant changes to the plan will be made. Based on the offers received for the building, our Board of Directors may elect not to sell the building and the planned sale could be withdrawn. The initial listing price for the building itself and underlying land is $13.3 million. The asset has a total net carrying value, including all related assets, of approximately $16.0 million and is recoverable as an asset held for use. However, we will continue to reassess the fair value of the building at each reporting period to determine whether the building qualifies as an asset held for sale and if the carrying value is recoverable as the proposed sale process continues. If the carrying value is not deemed to be recoverable based on current market conditions, we may be required to record impairment charges for these assets in the future.

17. Subsequent Events

On February 25, 2013, Jeffrey D. Thomas, President and Chief Executive Officer, and Margaret M. Thomas, Executive Vice President, tendered their resignations to our Board of Directors. In connection with Mr. and Ms. Thomas’ resignations, we entered into separation agreements effective February 25, 2013. Under the terms of the separation agreements, there will be cash payouts of approximately $0.8 million and $0.4 million to Mr. and Ms. Thomas, respectively, expected to be paid within six months of the date of the agreements. In the quarter ended March 31, 2013, we expect to incur approximately $1.2 million in expense related to the cash payouts. Additionally, the separation agreements call for immediate vesting of stock options and stock grants for both Mr. Thomas and Ms. Thomas.  In the quarter ended March 31, 2013, we expect to incur approximately $1.5 million in additional expense related to the accelerated vesting of stock options and stock grants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBASSADORS GROUP, INC.

By:	/s/ ANTHONY F. DOMBROWIK
Anthony F. Dombrowik,
Interim Chief Executive Officer, Chief Financial Officer

 Date: March 11, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY F. DOMBROWIK	Interim Chief Executive Officer, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 11, 2013
Anthony F. Dombrowik

/s/ JAMES M. KALUSTIAN	Chairman of the Board of Directors	March 11, 2013
James M. Kalustian
/s/ DANIEL G. BYRNE	Director	March 11, 2013
Daniel G. Byrne
/s/ PETER H. KAMIN	Director	March 11, 2013
Peter H. Kamin

/s/ NILOFER MERCHANT	Director	March 11, 2013
Nilofer Merchant

/s/ LISA RAPUANO	Director	March 11, 2013
Lisa Rapuano

/s/ THOMAS J. RUSIN	Director	March 11, 2013
Thomas J. Rusin

/s/ RICARDO L. VALENCIA	Director	March 11, 2013
Ricardo L. Valencia

/s/ TIMOTHY M. WALSH	Director	March 11, 2013
Timothy M. Walsh

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the registrant incorporated by reference to the registrant’s Registration Statement on Form 10 filed on November 15, 2001.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the registrant incorporated by reference to the registrant’s Form 8-K filed on May 17, 2005.

3.3	Bylaws of the registrant incorporated by reference to the registrant’s Registration Statement on Form 10 filed on November 15, 2001.

4.1	Form of Common Stock Certificate of the registrant incorporated by reference to the registrant’s Form 10-K filed on March 9, 2007.

10.1	2001 Equity Participation Plan incorporated by reference to the registrant’s Registration Statement on Form 10 filed on January 7, 2002.

10.2	Form of 2001 Equity Participation Plan Agreement incorporated by reference to the registrant’s Registration Statement on Form 10 filed on November 15, 2001.

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

10.6	Employment Agreement by and between the registrant and Jeffrey D. Thomas, incorporated by reference to the registrant’s Form 8-K filed on October 3, 2006.

10.7	Stock Purchase Agreement by and between the registrant and Invemed Catalyst Fund, L.P. incorporated by reference to the registrant’s Form 8-K filed on January 31, 2007.

10.8	Stock Purchase Agreement incorporated by reference to the registrant’s Form 8-K filed on May 21, 2008.

10.9	Credit Agreement by and between the registrant and Wells Fargo Bank, N.A. incorporated by reference to the registrant’s Form 8-K filed on May 30, 2008.

10.10	Revolving Line of Credit Note incorporated by reference to the registrant’s Form 8-K filed May 30, 2008.

10.11	2009 Equity Participation Plan incorporated by reference to the registrant’s Definitive Proxy Statement on Form 14A filed on April 6, 2009.
10.12	Severance Agreement by and between the registrant and Margaret M. Thomas incorporated by reference to the registrant’s Form 10-K filed March 11, 2011.
10.14	Second Amendment to Credit Agreement by and between the registrant and Wells Fargo Bank, National Association incorporated by reference to the registrant’s Form 8-K filed April 25, 2012.

10.15	First Modification to Promissory Note by and between the registrant and Wells Fargo Bank, National Association incorporated by reference to the registrant’s Form 8-K filed April 25, 2012.
10.16
Cooperation Agreement by and among the registrant, Lane Five Partners LP, Lane Five Capital Management LP, Lane Five Capital Management, LLC, Lane Five Partners GP LLC, Lisa O’Dell Rapuano, 3K Limited Partnership, and Peter H. Kamin incorporated by reference to the registrant’s Form 8-K filed May 8, 2012.

10.17
Amendment to Cooperation Agreement by and among the registrant, Lane Five Partners LP, Lane Five Capital Management LP, Lane Five Capital Management, LLC, Lane Five Partners GP LLC, Lisa O’Dell Rapuano, 3K Limited Partnership, and Peter H. Kamin incorporated by reference to the registrant’s Form 8-K filed July 10, 2012.

10.18	Separation Agreement and Release by and between the registrant and Jeffrey D. Thomas incorporated by reference to the registrant’s Form 10-K filed February 25, 2013.
10.19	Separation Agreement and Release by and between the registrant and Margaret Thomas incorporated by reference to the registrant’s Form 10-K filed February 25, 2013.
10.20	General Contract between People to People International and International Ambassador Programs, Inc.*+
10.21	Consent to Assignment Agreement by and among People to People International, International Ambassador Programs, Inc., Ambassadors International, Inc. and Ambassador Programs.*
10.22	Amendment to General Contracts by and among People to People International, Ambassadors International, Inc. and Ambassador Programs, Inc.*
10.23	Letter dated February 13, 2001, by Ambassadors International, Inc. to People to People International*
10.24	Letter dated August 8, 2006, by the registrant to People to People International*
10.25	Letter dated December 9, 2009, by the registrant to People to People International*

14.1	Code of Ethics incorporated by reference to the registrant’s Definitive Proxy Statement on Form 14A filed on April 13, 2010.
21.1	List of subsidiaries of the registrant as of December 31, 2012.*

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.*

31.1	Certification by Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15(d)-14(a).*

32.1
Certification by the Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) or 15(d)-14(b) and Section 1350 of Chapter 63 of Title 13 of the United  States Code (18 U.S.C. §1350).*

* Filed herewith.
+    Confidential treatment requested under Rule 24b-2 of the Exchange Act. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been provided separately to the SEC pursuant to the confidential treatment request.