Form 10-K/A
period 2012-12-31
AMBASSADORS GROUP INC
filed 2013-04-30
CIK 1162315

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the Common Stock on the NASDAQ Stock Market on June 30, 2012, was $51.6 million. Shares of Common Stock held by each executive officer and director, and by each individual and entity that owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock, $0.01 par value, outstanding as of February 25, 2013, was 17,028,749.

DOCUMENTS INCORPORATED BY REFERENCE

None.

		Page

PART III		(i)

Item 10.	Directors, Executive Officers and Corporate Governance	5

Item 11.	Executive Compensation	10

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	28

Item 13.	Certain Relationships and Related Transactions, and Director Independence	31

Item 14.	Principal Accountant Fees and Services	31

PART IV

Item 15.	Exhibits, Financial Statement Schedules	32

EXPLANATORY NOTE

Ambassadors Group, Inc. (“Ambassadors,” “Company,” “we,” “us” or “our”)  filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Original Form 10-K”) with the Securities and Exchange Commission (the “SEC”) on March 11, 2012. We are filing this Amendment No. 1 to the Original Form 10-K (this “Form 10-K/A”) solely for the purpose of including in Part III the information that was to be incorporated by reference from our definitive proxy statement for our 2013 Annual Meeting of Stockholders, which will not be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2012. This Form 10-K/A amends and restates: (i) the cover page of the Original Form 10-K; (ii) Items 10 through 14 of Part III of the Original Form 10-K; and (iii) Item 15(b) of Part IV of the Original Form 10-K. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications.

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

PART III

Item 10.                      Directors, Executive Officers  and Corporate Governance

Directors

The table below sets forth for the current Class I, Class II,  and Class III Directors and all new director nominees, certain information with respect to age and background.

NAME	POSITION WITH COMPANY	AGE	DIRECTOR SINCE
Class I Directors, whose term is scheduled to expire at the Annual Meeting to be held in 2013 (other than Debra Dulsky, who is a director nominee):
Ricardo Lopez Valencia(2)(3)......................................................................	Director	47	2007
Debra Dulsky................................................................................................	Director Nominee	43	N/A
Thomas J. Rusin(2(4)......................................................................................	Director	44	2010
Class III Directors, whose term is scheduled to expire at the Annual Meeting to be held in 2014:
Daniel G. Byrne(1)........................................................................................	Director	59	2005
Nilofer Merchant(1) ...................................................................................	Director	45	2011
Peter H. Kamin(1) .......................................................................................	Director	51	2012
Class II Directors, whose term is scheduled to expire at the Annual Meeting to be held in 2015:
James M. Kalustian(2)(3) ..........................................................................	Director	52	2006
Lisa O’Dell Rapuano(2)(3) ........................................................................	Director	47	2012
Timothy M. Walsh(1) ..............................................................................	Director	50	2012

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

(3)	Member of Nominating Committee

(4)	Not standing for election at Annual Meeting of Stockholders to be held in 2013

Business Experience

Class I Directors and Nominee

Ricardo Lopez Valencia has served as director of the Company since May of 2007. In July 2007, Mr. Valencia started, and currently serves as principal at, ZAMAS Holdings, LLC, a privately owned company that includes a consulting business and a business incubator for entrepreneurial ventures and early stage companies. From 2001 to July 2007, Mr. Valencia was a senior executive for ING. He served as the vice president of Hispanic markets for ING Group. In 2003, he became senior vice president. He had strategic, fiscal and operational responsibility for the development of wealth accumulations strategies focused on diversity markets with specific focus in the African American, Asian American, Hispanic, women, LGBT and capabilities market segments. Since returning to Arizona in 2007, Mr. Valencia was appointed by Arizona Governor Jan Brewer as Corporate Chair of the 2010 Border Governors Conference and to serve a term on the Arizona Mexico Commission to chair the strategic development committee. In 2008, Mr. Valencia was also appointed by Governor Janet Napolitano to serve on the Arizona State Charter School Board. Mr. Valencia also serves on the board of West Ed, a national nonprofit education research, development, and service agency. He serves on the board of the Children’s Action Alliance, an Arizona based advocacy movement. Mr. Valencia has served on the boards of the National PTA, International Association of Marketing Students (DECA), the White House Millennium Youth Initiative and the U.S. Department of Education’s Partnership for Family Involvement. Additionally he has served on the boards of the National 4-H, the National Future Farmers of America Foundation and the New York Hispanic Ballet. Prior to his role with ING, Mr. Valencia served as the Director of Education for USA Today, where he helped make K-12 outreach a major initiative for the nation’s newspaper. He previously served as the executive director of the National Future Farmers of America Alumni Association. In 1983, he became the first Hispanic president of Arizona’s Future Farmers of America. He also served as the Director of Professional Development for Career and Technical Education for the State of Arizona. Mr. Valencia currently advises and provides corporate oversight to Evans Newton. Evans Newton develops and implements propriety media and professional services helping K-12 school and district leaders with school transformation – achieving improvements in teacher and student performance. Mr. Valencia graduated from California Polytechnic State University in 1990 with a BS in agriculture business and attended Harvard’s executive leadership program in 2005. Mr. Valencia was selected to serve as a member of our Board of Directors because of his attributes, skills and qualifications he has developed through 7 years as senior executive with a national investment and financial management company and 20 years as a senior executive with profit and loss responsibilities in a number of high profile corporations and organizations. This experience allows him to provide unique customer, sales and marketing, and community perspective to the Company. In addition, Mr. Valencia’s senior executive experience provides leadership and business operations expertise to the Company. Mr. Valencia serves on a number of company boards and government agencies focused on education, agriculture, arts, and non-profit initiatives, which complement the Company’s products and services. His strong and firsthand knowledge of the student education market is a valuable asset to the Company. Furthermore, his active involvement in community and civic affairs represent an ethical character that we seek in our leaders and Company culture.

Debra Dulsky (director nominee) is the chief commercial officer and board member of HomeServe USA, a subsidiary of HomeServe, PLC, a London Stock Exchange listed company providing home emergency and repair services. From 2010 to 2011, Ms. Dulsky served as the chief executive officer, marketing solutions division, for Williams Lea Group, Ltd., a global business process outsourcing company focused on marketing supply chain solutions servicing the retail, consumer package goods, media, publishing and financial services industries. From 2008 to 2010, Ms. Dulsky served as senior vice president, business development and client solutions, for Affinion Group, a privately held global engagement, loyalty, and marketing services company, that provides products and services to increase customer engagement, customer relationships, focused marketing solutions, subscription-based lifestyle services, personal protection, insurance and other product solutions to enhance customer loyalty and corporate revenue. For 6 years prior to that, Ms. Dulsky served in various capacities at Affinion Group, including group vice president, business development and strategic marketing, from 2007-2008, and vice president, business development and strategic marketing, from 2005 to 2006. From 1998 to 2002, Ms. Dulsky served as chief operating officer and partner for Total Fulfillment Services, LLC and Four Seasons Software, LLC, companies that provide customer service and fulfillment services in the areas of order management, promotion, CRM, and warehouse management. Ms. Dulsky serves on the board of directors of HomeServe USA and served on the board of directors of Total Fulfillment Services, LLC and Four Seasons Software, LLC, from 1998 to 2012. Ms. Dulsky graduated from Dartmouth College in 1991 with a BA in sociology. With over 20 years of business experience and a history of creating, growing and improving profitability and performance for global organizations, we believe Ms. Dulsky will be able to to provide the Company with valuable strategic marketing, client management, customer engagement and relationships, sales and financial related insights to the Company’s products and services.

Thomas J. Rusin has served as director of the Company since July 2010. Mr, Rusin will not be standing for election at the Annual Meeting of Stockholders to be held in 2013. Mr. Rusin has served as the Chief Executive Officer of HomeServe USA, a provider of emergency repair service plans, since July 2011. Prior to joining HomeServe USA, Mr. Rusin served as President and Chief Executive Officer, of Affinion Group North America, from June 2007 to June 2010. From October 2005 to May 2007, Mr. Rusin served as Affinion’s Executive Vice President and Chief Revenue Officer. Mr. Rusin joined Affinion in December 1999 as Product Manager in the Netmarket Group overseeing Travel Marketing and was subsequently promoted to Vice President of Travel in January 2001, Senior Vice President Consumer Saving Group with responsibility for Travel, Auto and Leisure in October 2001, and then to Executive Vice President of Product Management, New Product Development in December 2003. From 1990 to 1998, he owned and operated Just for Travel Inc., a business he then sold. Mr. Rusin also serves on the board of directors of the Connecticut Yankee Council of the Boy Scouts of America. Mr. Rusin has a Bachelor of Science Degree in Marketing from the University of Connecticut. Mr. Rusin was selected to serve as a member of our Board of Directors because of his leadership experience and accomplishments as a senior executive, and his extensive business experience spanning 20 years in the product development, database modeling and analysis, and the marketing industry, including extensive expertise in direct mail, telemarketing, and online marketing. He also has a strong finance, marketing and consumer products background gained through his experience with Affinion Group and Trilegiant Corporation. This blend of experience coupled with his exposure to the travel industry, allows him to bring innovative marketing solutions across multiple channels and media that strengthen our customer relationships and provides the Board of Directors with a unique perspective into strategy, operations, business and vision for the Company.

Class III Directors

Daniel G. Byrne has served as a director of the Company since May 2005. Mr. Byrne is currently an independent consultant in the financial services sector. Between February 2011 and April 2012, Mr. Byrne served as executive vice president of Corporate Development and between June 1983 and January 2011 served as executive vice president of finance, chief financial officer and assistant secretary of Sterling Financial Corporation, a bank holding company. Before joining Sterling, Mr. Byrne was employed by the accounting firm of Coopers & Lybrand in Spokane, Washington. He is a past lieutenant governor of Kiwanis International. Mr. Byrne is a past member of the Board of Trustees, the Executive Committee and the Finance Committee for Gonzaga Preparatory School. He is also president of the Board of Directors of Frontier Behavioral Health. He serves as a member of the American Institute of Certified Public Accountants and the Washington Society of Certified Public Accountants and is a past member of the Financial Manager’s Society and the American Community Bankers Association and its Accounting Committee. Mr. Byrne is a certified public accountant and graduated from Gonzaga University in 1977 with a bachelor’s degree in Accounting. Mr. Byrne was selected to serve as a member of our Board of Directors because of his vast experience in the banking industry, his professional background and experience in business administration, accounting, operational management, and risk management. This experience lends much support to his leadership and oversight of the products and services offered by the Company. In addition, Mr. Byrne’s guidance and expertise on accounting, financial and investment matters qualifies him well to perform the audit committee’s oversight role and provides valuable insight to the Company’s various business functions.

    Nilofer Merchant has served as a director of the Company since August 2011. Since December 2010, Ms. Merchant has been a business innovator, author, keynote speaker, and university lecturer, focusing on a wide range of business leadership events, technology expos, women’s conferences and universities including TED2013, AjaxWorld, TEDIndia, Web 2.0, Cisco Partner Velocity, National HR conferences, and Stanford University. From June 1999 through December 2010, Ms. Merchant served as the founder and chief executive officer of Rubicon Consulting, Inc., a management consulting company advising companies on strategic business modeling used for increasing growth, expanding into new markets, analyzing competitor markets, and optimizing revenue for companies ranging from start-ups to multi-billion dollar global enterprises. Ms. Merchant graduated from University of San Francisco in 1993 with a bachelor’s of science degree in applied economics and from Santa Clara University in 2000 with a master’s degree in business administration. Ms. Merchant has extensive fiduciary and governance experience and currently serves on the board of directors of the Leavey School of Business at Santa Clara University. Ms. Merchant previously served on the board of directors for the California Community College Board of Trustees, Northwest YMCA, ModeWalk, and Buyosphere. Ms. Merchant was selected to serve as a member of our Board of Directors because she has substantial experience in the social arena, building social business models, developing and expanding new markets, including specific focus in the educational realm, and establishing a culture of innovation and strategic redesign. Her demonstrated record of innovation, achievement and leadership in the areas of marketing, social media, strategic development, and culture will augment the Board of Directors with unique perspectives regarding operations and vision for the Company. Through her 20 years of experience as an industry leader in culture, innovation and strategy, she is able to provide the Board of Directors with unique evaluation and insight into a number of important areas as we develop our digital strategies, including platforms for global innovation regarding the Company’s products and services, social media, brand marketing, and international distribution. In addition, Ms. Merchant’s knowledge of and experience in financial matters while driving operational performance qualifies her well to perform the audit committee’s oversight role and provides valuable insight to the Company’s various business functions.

Peter H. Kamin has served as a director of the Company since June 2012. Mr. Kamin is the founder and Managing Partner of 3K Limited Partnership, a private investment partnership which was organized to invest the capital of a family trust. For the previous 11 years, Mr. Kamin was a co-founding Partner of ValueAct Capital. ValueAct Capital seeks to invest in companies they believe to be fundamentally undervalued and then works with management and the company’s board to implement strategies that generate superior returns on invested capital. Prior to founding ValueAct Capital in 2000, Mr. Kamin founded and managed Peak Investment L.P. Peak Investment LP was a limited partnership, organized to make investments in a select number of domestic public and private companies. Mr. Kamin serves as a director at Tile Shop Holdings, Inc., Rand Worldwide, Inc., Rockford Corporation (Chairman of the Board of Directors), Sunrise Telecom, Inc., MAM Software Group, Inc. and Abatix Corporation. Mr. Kamin has previously served as a director of numerous publicly and privately held companies. Mr. Kamin graduated from Tufts University in 1984 with a BA in economics and from Harvard Business School in 1989 with a master’s degree in business administration. Mr. Kamin’s experience as a director of public and private boards, in addition to his long success as an investor and business analyst, enables Mr. Kamin to provide the Company with valuable financial, strategic and governance related insights.

Class II Directors

James M. Kalustian has served as chairman of the Board of Directors of the Company since June 2012, and as a director since May 2006. Mr. Kalustian also served as a director of Connance, Inc. from June 2007 to February 2009. Mr. Kalustian currently serves as chief operating officer of RxAnte, Inc., a provider of science-based information technology solutions for improving quality and lowering the cost of healthcare. From 2009 to June of 2012, he was the co-founder and senior vice president of HRInet, Inc., a healthcare technology and services company, where he managed network development, sales and marketing, and technology systems. Mr. Kalustian served as the vice president and general manager of Emerging Industries Business Unit of Fair Isaac Corporation (“Fair Isaac”) from April 2007 to January 2009. From November 2004 to February 2007, Mr. Kalustian served as vice president of the Pharmaceutical and Healthcare Business Unit of Fair Isaac. He also has managed Fair Isaac’s business strategy consulting practice. From May 1999 to October 2004, Mr. Kalustian led the healthcare practice, account management discipline, and served as chief operating officer and a member of the board of directors of Braun Consulting, Inc., a professional services firm delivering customer-focused business solutions to Fortune 1000 and middle market companies and offers business intelligence and CRM/ECRM technologies. Mr. Kalustian graduated from Harvard University in 1982 with a BA in history and from Kellogg School of Management at Northwestern University in 1989 with a master’s degree in business administration. Mr. Kalustian was selected to serve as a member of our Board of Directors because of his leadership experience and accomplishments as a senior executive, and his extensive business experience spanning 20 plus years in the healthcare, pharmaceutical, retail and consumer products industries. This experience makes him exceptionally qualified in overseeing the Company’s business functions, objectives and short and long-term business strategies. In addition, Mr. Kalustian’s business expertise, his board service, and leadership in several industry-leading companies provide meaningful perspectives to the products and services offered by the Company.

Timothy M. Walsh has served as a director of the Company since February 2012. Mr. Walsh was appointed the chief investment officer for the State of New Jersey pension fund in August 2010, where he serves as the chief fiduciary for the approximately $70 billion New Jersey pension fund as well as approximately $15 billion in money market funds, deferred compensation plans and college savings plans. Prior to joining the State of New Jersey, he was the chief investment officer managing the $8 billion Indiana State Teachers’ Retirement Fund. Before joining the Indiana State Teachers’ Retirement Fund, he was head of investor relations for a global macro hedge fund, VARA Capital Management, and a vice president and senior trader in fixed income securities and foreign currencies for several large money center banks in Chicago, Illinois. Mr. Walsh founded an investment advisory firm, Walsh Financial Services that provided wealth management services for individuals, private trusts and corporate clients. Mr. Wash has been a board member of various privately held companies and a trustee of the Indiana State Teachers’ Retirement Fund as well as a Commissioner of the Indiana Gaming Commission. Mr. Walsh graduated from Merrimack College in North Andover, Massachusetts in 1984 with a Bachelor of Science degree in business management and from the Kellogg School of Management at Northwestern University in 1989 with a master’s degree in business administration. With over 25 years of experience in the investment industry, Mr. Walsh has a deep and diverse background in the capital markets and portfolio management area. Mr. Walsh was selected to serve as a member of our Board of Directors because of his vast experience in the investment management industry, and his professional background and experience in business administration, finance, and operational management. This experience further supports his leadership and oversight roles for the products and services offered by the Company. In addition, Mr. Walsh’s guidance and expertise on financial and investment matters qualifies him well to perform the audit committee’s oversight role and provides valuable insight to the Company’s various investment holdings and business functions.

Lisa O’Dell Rapuano has served as a director of the Company since June 2012. Ms. Rapuano is the founder and chief executive officer of Lane Five Capital Management LP (“Lane Five Capital”), the investment manager of Lane Five, a long-biased, concentrated valuation-driven investment partnership. Lane Five Capital’s strategy is to buy significantly undervalued securities of businesses it believes can create long-term value for stockholders and to hold them for many years. Prior to founding Lane Five in 2006, she was the Co-Chief Investment Officer of Matador Capital Management, which ran a long/short U.S. hedge fund employing a valuation driven, bottom up approach. For ten years prior to that, Ms. Rapuano served in various capacities at Legg Mason Capital Management, including as a manager of the Legg Mason Special Investment Trust and as the Director of Research at Legg Mason Capital Management. Ms. Rapuano graduated from Yale University in 1988 with a degree in American studies and received her Chartered Financial Analyst professional designation in 1994. Ms. Rapuano’s depth of experience in evaluating companies from a financial, operational, capital allocation and strategic perspective enables her to provide effective oversight of the Company. Additionally, her status as manager of one of the Company’s largest stockholders gives her particular insight as a representative of the stockholders.

Executive Officers

Anthony F. Dombrowik, age 42, is currently serving as the Company’s interim chief executive officer and president effective February 25, 2013, and has served as senior vice president, chief financial officer and secretary of the Company since October 2010. Mr. Dombrowik previously served as the senior vice president, chief financial officer and principal financial and accounting officer of Red Lion Hotels Corporation, a NYSE-listed hospitality and leisure company from March 2008 until October 2010. Prior to that, Mr. Dombrowik was the senior vice president, corporate controller and principal accounting officer of Red Lion Hotels Corporations since May 2003. Mr. Dombrowik was previously employed as senior manager at the public accounting firm of BDO USA, LLP, where he served as an auditor, certified public accountant and consultant from 1992 to 2003.

Jeffrey D. Thomas, age 46, resigned from the Company on February 25, 2013. Prior to his resignation, Mr. Thomas served as chief executive officer and president of the Company since November 2001. He served as president of Ambassador Programs, Inc., a wholly owned subsidiary of the Company, from August 1996 through July 2002, and chief executive officer from January 2000 until his resignation. Mr. Thomas is married to former officer, Margaret M. Thomas.

Margaret M. Thomas, age 46, resigned from the Company on February 25, 2013. Prior to her resignation, Mrs. Thomas served as executive vice president of the Company since November 2001. She served as chief financial officer and secretary of the Company from November 2001 through October 2003. She has also served as president of Ambassador Programs, Inc., from August 2002, chief operating officer of Ambassador Programs, Inc., from January 2002 until her resignation. Mrs. Thomas served as chief financial officer of Ambassador Programs, Inc., from November 1997 through April 2003.  Mrs. Thomas is married to former director and officer, Jeffrey D. Thomas.

Arrangements and Understandings

     Ms. Rapuano and Mr. Kamin were selected as directors pursuant to the terms of that certain Cooperation Agreement, dated as of May 7, 2012 (the “Cooperation Agreement”), by and among the Company on one hand, and Lane Five Partners LP, Lane Five Capital Management LP, Lane Five Capital Management, LLC, Lane Five Partners GP LLC, Lisa O'Dell Rapuano, Peter H. Kamin (the “Lane Five Parties”) and certain other parties, on the other hand. As previously disclosed, the Cooperation Agreement provided for a settlement of the proxy contest initiated by the Lane Five Parties.

Relationships Among Directors or Executive Officers

There are no family relationships among the current directors or executive officers of the Company.

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

The Audit Committee currently consists of Daniel G. Byrne, chairman, Nilofer Merchant, Timothy M. Walsh, and Peter H. Kamin. The Board of Directors has determined that, based upon their prior work experience and Mr. Byrne’s tenure and experience on the Company’s Audit Committee, both Mr. Byrne and Mr. Walsh qualify as “Audit Committee Financial Experts” as this term has been defined under the rules and regulations of the Securities and Exchange Commission. The Board of Directors has determined that each of Mr. Byrne and Mr. Walsh are independent within the meaning of the rules and regulations of the Securities and Exchange Commission and the NSADAQ director independence standards, as currently in effect (“NASDAQ Listing Standards”).

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the executive officers, directors, and persons who beneficially own more than 10% of a class of securities registered under Section 12(b) the Exchange Act to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such officers, directors and stockholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all such reports that they file. Based solely upon the Company’s review of such forms furnished to the Company during the fiscal year ended December 31, 2012, and written representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company’s executive officers, directors and more than 10% stockholders have been complied with, except as follows: John A. Ueberroth, our former director, failed to timely file one Form 4 with respect to one transaction and Timothy M. Walsh, our director, failed to timely file one Form 4 with respect to one transaction.

Item 11.                                Executive Compensation

Compensation Discussion and Analysis

Overview

This Compensation Discussion and Analysis describes the Company’s compensation philosophy, objectives, and processes, including the methodology for determining executive compensation for the “Named Executive Officers,” as described below and defined under the section entitled “Compensation of Executive Officers and Directors—Summary Compensation Table.”

Executive Summary

In its evaluation of the Named Executive Officers and their performance, the Compensation Committee has carefully considered the continued challenges faced by the Company and its executives over the past few years and the importance of rewarding and retaining talented experienced managers to continue to guide the Company through the development of its multi-channel strategy and implementation of new and additional marketing initiatives in order to adapt to the needs and behaviors of its consumers and grow delegate counts in the future.

2012 Compensation Decisions:

•	No salary increases were approved for the Named Executive Officers effective in 2012 based on financial performance remaining below desired business transition expectations;

•
2012 cash incentive opportunities were reduced by approximately 50 percent of normally-targeted externally market-competitive levels for the Named Executive Officers considering the financial performance outlook for 2012; and

•
Based on the Company’s stock price, the Compensation Committee continued with the practice established in 2011 where the value of stock awards to the Named Executive Officers was reduced, resulting in lower multiples used to determine the equity grants issued in 2012. The number of stock awards granted in 2012 was similar to the prior year. This decision was aimed at rewarding a financial rebound over a longer-term basis;

Please also refer to the more detailed compensation disclosures beginning with and following the “Summary Compensation Table” contained in this report.

Overview of Compensation Philosophy and Guiding Principles

The Company recognizes and values the critical role that executive leadership plays in its performance. The Company’s executive compensation philosophy is intended to ensure that executive compensation is aligned with its business strategy, objectives and stockholder interests, and is designed to attract, motivate and retain highly qualified and key executives and employees. The Company’s executive compensation philosophy is designed to pay competitive total compensation based on corporate performance, and individual and team contributions that are aligned with stated business strategies and objectives. To implement its philosophy, the Company sets base compensation at competitive levels relative to executives holding positions with similar responsibilities at comparable companies and focuses heavily on performance-based incentives to motivate and encourage employees to achieve superior results for the Company and its stockholders. Compensation elements generally consist of a base salary, an annual cash incentive award, and for key employees and executives, long-term equity compensation.

Role of the Compensation Committee

The Company’s Board of Directors appoints members to the Compensation Committee to assist in recommending, managing and reviewing executive compensation for the Named Executive Officers. The Compensation Committee reviews and approves salaries, annual awards, long-term incentive compensation, benefits, and other compensation in order to ensure that the Company’s executive compensation strategy and principles are aligned with its business strategy, objectives and stockholder interests. The Compensation Committee meets quarterly prior to the quarterly meeting of the Board of Directors and on an ad-hoc basis as needed between quarterly meetings. Each member of the Compensation Committee is independent within the meaning of the rules and regulations of the Securities and Exchange Commission and the NASDAQ Listing Standards, as currently in effect. Further, the Board of Directors has determined that each member of the Compensation Committee is an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code (the “Code”).

The Compensation Committee engages consulting firms to provide external advisory services with respect to the Company’s executive compensation and pay-for-performance alignment. The Compensation Committee maintains the sole authority to enter into or terminate the relationship with any independent compensation consultants.

Say-On Pay Proposals

The Dodd-Frank Wall Street Reform and Consumer Protection Act that was passed by Congress in July of 2010 requires that companies include in their annual proxy statement a non-binding resolution seeking stockholder approval of Named Executive Officer compensation at stockholder meetings at least once every three years. It also mandated a separate vote to determine how often the Say-On-Pay vote will be held (every one, two or three years), with such separate vote to be held at least once every six years. In 2011, stockholders voted to hold the Say-On-Pay vote every year and in 2012 approved the compensation of the Company’s Named Executive Officers. The Compensation Committee reviewed the results of the advisory votes and determined to hold the Say-On-Pay vote at the 2013 Annual Meeting and not make material changes to the Company’s executive compensation philosophy, policy, or structure.

Executive Compensation Methodology

The Compensation Committee takes into account various qualitative and quantitative indicators of corporate and individual performance in determining the level and composition of compensation to be paid to the Named Executive Officers. The Compensation Committee considers such corporate performance measures as net income, earnings per share, cash flow, and operational excellence, execution of strategic plans, growth, enrollment, new channel enrollments and return on invested capital. The Compensation Committee also appreciates the importance of achievements that may be difficult to quantify, and accordingly recognizes qualitative factors such as individual performance, new responsibilities or positions within the Company, leadership ability and overall management contributions to the Company. The Committee also considers stockholder feedback provided from the Say-On-Pay advisory vote. The Compensation Committee may vary its quantitative measurements from employee to employee, and from year to year. The Company’s chief executive officer and vice president of human resources consult with the Compensation Committee and provide recommendations with respect to the compensation of other Named Executive Officers. The Compensation Committee determines the compensation of the chief executive officer and other executive officers in its executive sessions. Compensation consultants provide information to the Compensation Committee, which is responsible for aligning the Company’s practices with the marketplace for talent, appropriate peer group definition and comparisons, internal equity and performance requirements unique to the Company.

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

In November 2011, the Compensation Committee engaged Towers Watson to perform a review of the current comprehensive compensation program offered by the Company, including the philosophy, policies, and structure of the program with respect to executive and director compensation. Towers Watson reports directly to the Compensation Committee and does not perform any other services for the Company. None of the work of the compensation consultant has raised any conflicts of interest. The engagement also provides for assistance in implementing any approved design changes that result from the study as well as building, implementing and supporting Compensation Committee activities and best-practices. The compensation study was considered by the Compensation Committee in connection with executive compensation decisions for 2012 and is being used as it makes executive compensation decisions in 2013.

Towers Watson provided significant analysis regarding the Company’s peer group definition and implementation, pay-for-performance alignment, executive compensation and benefits benchmark assessments, performance reviews, change in control and severance agreements, executive retention strategy, executive agreements and executive compensation philosophy. The Towers Watson consultants were utilized to provide advice associated with total compensation packages for the current executive team as well as analysis and consideration of means for improved alignment of pay-for-performance in future long-term incentive designs.

In 2012, the Compensation Committee retained Towers Watson to provide an updated peer group analysis to ensure an accurate reflection of business strategy and representation of the labor market that is guided by external perspectives as well as internal perspectives. Data from peer companies is used in assessing competitiveness, determining compensation opportunities and design, setting incentive plan performance goals and shaping the design and levels of board of director compensation. In designing the new peer group, we recognize that there are no direct business competitors for the Company that are publicly traded. Therefore, our peer group captures different components of our business that are relevant from a labor market standpoint such as industry (e.g., education services, direct marketing and luxury goods), geography and current peer group. Considering these criteria, 65 companies were initially identified as potential peers. These were reviewed by management and the following 24 companies were recommended and approved by the Compensation Committee for inclusion in the peer group:

American Public Education, Inc. (Education Services)	Archipelago Learning, Inc. (Education Services)	Blue Nile, Inc. (Internet Retail)	Cambium Learning Group, Inc. (Educational Services)
Capella Education Co. (Education Services)	Constant Contact, Inc. (Direct Marketing)	DGSE Companies Inc. (Luxury Goods)	Educational Development Corp. (Education Services)
Gaiam, Inc. (Catalog Retail)	Golfsmith International Holdings, Inc. (Specialty Stores)	Grand Canyon Education, Inc. (Education Services)	Joe’s Jeans, Inc. (Luxury Goods)

K-Swiss, Inc. (Luxury Goods)	LeapFrog Enterprises, Inc. (Leisure Products / Education Services)	Learning Tree International, Inc. (Education Services)	Martha Stewart Omnimedia, Inc. (Publishing)
National American University Holdings, Inc. ( Education Services)	People’s Educational Holdings, Inc. (Publishing/ Education Services)	Premier Exhibitions, Inc. (Leisure Facilities)	Princeton Review, Inc. (Education Services)
Responsys, Inc. (Direct Marketing)	Rosetta Stone, Inc. (Education Services)	Scientific Learning (Education Services)	US Ecology, Inc. (Other)

The peer group was established and adopted for use in May 2012. The Company’s ranking in the peer group was at the 45th percentile of the peer group for revenue ($155 million, with peer group revenue ranging from $91 million at the 25th percentile to $263 million at the 75th percentile), and at the 26th percentile of the peer group for market capitalization ($79.0 million, with the peer group ranging from $76 million at the 25th percentile to $422 million at the 75th percentile).

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

Executive Compensation Program Elements

For 2012, Named Executive Officers were Jeffrey D. Thomas, chief executive officer and president of the Company, Margaret M. Thomas, executive vice president of the Company, Anthony F. Dombrowik, senior vice president, chief financial officer, and secretary of the Company. Effective February 25, 2013, Mr. Thomas and Mrs. Thomas submitted their resignations to the Company’s board of directors.

Base Salary. Base salary is set to attract and retain executive talent taking into consideration competitive market conditions with respect to comparable companies. Base salaries for the Named Executive Officers are established at levels considered appropriate in light of the duties and scope of responsibilities of each executive officer’s position, and the experience the individual brings to the position. Each Named Executive Officer has a salary band associated with such officer, which determines the minimum, median and maximum cash compensation level for such officer. Salaries are reviewed periodically and adjusted by the Compensation Committee as warranted. Factors that are considered in this review of executive officers base salary include, but are not limited to, sustained individual performance and long-term business growth and development. Base salaries are managed within a competitive range for each position, reflecting both job performance and market forces, using data provided by the Company’s compensation consultants.

The Compensation Committee annually reviews the Company’s compensation program to ensure that pay levels and incentive opportunities are competitive with the market and reflect the performance of the Company. In 2012, Towers Watson conducted an updated peer group study for competitive market analysis of total compensation and benefits of the Named Executive Officers. This analysis included both market analysis and an assessment of chief executive officer pay-for-performance alignment relative to the established peer group. Based on the results of the study and considering Company performance factors in relation to the peer group, no base pay increases or changes were made for 2012 by the Compensation Committee for the Named Executive Officers.

Annual Cash Incentive Awards.

Annual cash incentive awards are designed to focus the Company’s Named Executive Officers on annual operating achievement by compensating individuals based on achievement of specific goals related to Company performance and long-term stockholder value. Each Named Executive Officer is eligible for an annual incentive award, established by the Compensation Committee using the target percentage aligned with the executive officer’s base salary. For 2012, the target award for each Named Executive Officer was set at 50% of base salary with a maximum potential award of 60%, 75%, and 94% of base salary for Mr. Dombrowik, Mrs. Thomas, and Mr. Thomas, respectively. For 2012, Mr. Thomas received an award of $109,519 (58.4% of target), Mrs. Thomas received an award of $9,405 (8.4% of target), and Mr. Dombrowik received an award of $36,026 (50.0% of target).

The Company pays annual incentive awards to its Named Executive Officers based upon the achievement of pre-established targets that are indicative of the Company’s performance, as well as individual performance milestones to the extent they are met by the executive officer. Each Named Executive Officer has performance targets that align with the Company’s short-term and long-term goals. In determining the goals of each individual, the Compensation Committee also considers job responsibilities and may align individual goals with areas of the business that the Named Executive Officer directly influences. For the 2012 goals, all Named Executive Officers had 2012 pre-tax net income before special items, 2013 enrolled revenue, and 2013 non-traditional enrolled revenue goals. These goals reward overall financial performance for the current year and growth of the travel business for the upcoming year as well as business transformation to multi-channel marketing strategies that deliver non-traditional enrollments. Mrs. Thomas and Mr. Dombrowik were assigned an additional special opportunity goal of return on invested capital related to achieving objectives of the Company’s core product lines for Ambassadors Programs. Mr. Thomas was assigned a special opportunity goal related to achieving objectives related to 2013 non-traditional enrolled revenue aimed at aligning the business with future growth and accelerating the multi-channel marketing strategy.

Due to the decreased financial performance anticipated for 2012, the Compensation Committee reduced cash incentive eligibility of each Named Executive Officer by approximately 50 percent from the Company’s historical incentive target levels. In February 2013, the Compensation Committee reviewed actual performance achieved during 2012 against the pre-established targets and individual milestones. For 2013, total cash incentive eligibility levels, which had been decreased by approximately 50% for 2012 due to financial performance, are being increased to normal target levels. A summary of goal achievement for Named Executive Officers and amounts approved for payment by the Compensation Committee are set forth below:

	Target and Maximum Amounts
	Under Annual Cash			2012 Payouts Made Under
	Incentive Plan Awards1			Pre-established Targets and Individual Milestones

Name	Date Target Established	Target ($)	Maximum ($)	2012 Pre-tax Income2	2013 Enrolled Revenue3	2013Non- traditional Enrolled Revenue4	2012 Return on Invested Capital5
Jeffrey D. Thomas
Former Chief Executive and
President	2/16/2012	187,500	375,000	$70,331	$-	$39,188	$-
Margaret M. Thomas
Former Executive Vice President	2/16/2012	112,500	225,000	$-	$-	$9,405	$-
Anthony F. Dombrowik
Senior Vice President
Chief Financial Officer
and Secretary	2/16/2012	72,000	144,000	$30,383	$-	$5,643	$-

(1)
The amounts in these columns include the target and maximum amounts for each Named Executive Officer under individual incentive compensation plans as approved by the Compensation Committee. The plans have a payout at 50% of target for meeting minimum acceptable levels for each goal, and no payments are made for performance below the target levels.

(2)
Achievement of 2012 Pre-tax Income for Mr. Thomas and Mr. Dombrowik was based on consolidated pre-tax income before special items in excess of $2.0 million up to a maximum payout at $6.0 million. This goal represented 50% and 45% of target for Mr. Thomas and Mr. Dombrowik, respectively. Pre-tax income before special items is a non-generally accepted accounting principles (“GAAP”) method of determining income which the Company believes better reflects results by excluding certain expenses such as severance payments and certain legal fees. Consolidated pre-tax income before special items for the year ended December 31, 2012 was $3.75 million. Achievement of 2012 Pre-tax Income for Mrs. Thomas was based on pre-tax income before special items for our largest operating subsidiary, Ambassador Programs, Inc. (“Ambassador Programs”) in excess of $10.2 million up to a maximum of $14.2 million. This goal represented 60% of target for Mrs. Thomas. The minimum payout threshold was not met in 2012 for Mrs. Thomas.

(3)
Achievement of 2013 Enrolled Revenue for Mr. Thomas and Mr. Dombrowik was based on consolidated 2013 enrolled revenue as of December 31, 2012 in excess of $140.0 million up to a maximum payout at $200.0 million. This goal represented 25% and 15% of target for Mr. Thomas and Mr. Dombrowik, respectively. Mrs. Thomas’ achievement threshold was based on enrolled revenue for Ambassador Programs in excess of $147.0 million up to a maximum of $187.0 million. This goal represented 20% of target for Mrs. Thomas. The minimum payout thresholds were not met in 2012.

(4)
Achievement of 2013 Non-traditional Enrolled Revenue for Mr. Thomas, Mrs. Thomas, and Mr. Dombrowik was based on 2013 enrolled revenue from non-direct mail sources as of December 31, 2012 in excess of $14.0 million up to a maximum payout at $54.0 million. This goal represented 25%, 20%, and 15% of target for Mr. Thomas, Mrs. Thomas, and Mr. Dombrowik, respectively. Non-traditional enrolled revenue as of December 31, 2012 was $14.9 million. Additionally, a special opportunity incentive goal was established for Mr. Thomas in line with achieving specific objectives set forth by the Compensation Committee. Mr. Thomas was assigned a special opportunity goal related to achievement of 2013 Non-Traditional Enrolled Revenue, listed above, resulting in an additional payout for meeting the minimum threshold for this goal. This goal represented an additional 25% of target for Mr. Thomas.

(5)
Achievement of 2012 return on invested capital of the Company’s core product lines was set at a minimum rate of return of 1.3 up to a maximum payout at 1.7. This goal was provided for Mr. Dombrowik as 25% of target opportunity. The minimum payout threshold was not met in 2012. Additionally, a special opportunity incentive goal was established for Mrs. Thomas in line with achieving specific objectives set forth by the Compensation Committee. Mrs. Thomas was assigned an additional special opportunity goal related to return on invested capital of the Company’s core product lines set at a minimum rate of return of 1.3 up to a maximum payout at 1.7. This goal represented an additional 25% of target for Mrs Thomas. The minimum payout  threshold was not met in 2012 for Mrs. Thomas.

Information regarding the annual incentive compensation for 2012 awarded to each of the Named Executive Officers is also shown in the “Non-Equity Incentive Plan Information” column of the “Summary Compensation Table” and the “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” column of the “Grants of Plan-Based Awards Table”.

Long-Term Incentive Compensation/Equity-Based Awards.

The Company’s long-term incentive program is designed to retain the Named Executive Officers and to align the interests of the Named Executive Officers with the interests of the Company’s stockholders. The Company’s long-term incentive program consists of periodic grants of stock options and restricted stock, which are made at the discretion of the Compensation Committee under the 2009 Plan. Decisions made by the Compensation Committee regarding the amount of the grant and other discretionary aspects of the grant take into consideration Company performance, growth, individual performance and experience, contributions to the Company’s development, competitive forces to attract and retain senior management, and the nature and terms of grants made in prior years. The Compensation Committee considers the compensation data, provided by consultants, which sets forth median annualized long-term incentive values for the peer group companies, the objectives of the long-term incentives, the availability of shares and the perceived value of the available instruments. A combination of stock options and time-based restricted stock were granted to the Named Executive Officers in 2012 to achieve the objectives of the Company’s long-term incentive program. Stock options create incentive for increasing the Company’s stock price by aligning executives’ interests with the stockholders’ interests. Time-based restricted stock awards that have cliff vesting and pay dividends are intended to provide retention value even with fluctuations in the equity market.

Each Named Executive Officer has a salary band associated with such officer that determines the minimum, median and maximum cash compensation level as well as the possible multiples used to calculate equity awards for such officer. Each Named Executive Officer is assigned to a salary band and therefore has different starting points and ranges for multiples. These multiples are general guidelines and awards may fall below such guidelines when Company performance falls below expectations, as was the case for awards granted in 2012.

In December 2012, a combination of stock options and restricted stock were granted to the Named Executive Officers, based upon a fixed-grant guideline similar to which was provided in 2011, recognizing the need for improved performance. The Compensation Committee awarded Mr. Thomas an equity grant award valued at $281,864 based upon his base salary of $400,000 and a multiple of 0.70 which was in the 24th percentile of competitive equity award multiples in the peer group of companies. The Compensation Committee chose a multiple of 0.70 due to the following factors:

•
Mr. Thomas exhibited high individual focus in leading the Company’s efforts to identify new strategic initiatives and continuing to aggressively build a change team to drive non-mail, digital and multi-channel marketing initiatives;

•	Mr. Thomas’ salary has not increased since 2004; and
•	Objective of providing a competitive total compensation package that considers the decline in financial performance yet rewards continued progress in the long-term.

The Compensation Committee awarded Mrs. Thomas an equity grant award valued at $110,166 based upon her base salary of $300,000 and a multiple of 0.37, which was the 35th percentile of competitive equity award multiples. The Compensation Committee chose a multiple of 0.37 due to the following factors:

•	Mrs. Thomas implemented digital and non-mail marketing strategies which continues to improve lead generation, customer service and support and improve customer acquisition costs in the long-term; and
•	Objective of providing a competitive total compensation package that considers the decline in financial performance yet rewards continued progress in the long-term.

The Compensation Committee awarded Mr. Dombrowik an equity grant award valued at $83,367 based upon his base salary of $240,000 and a multiple of 0.35, which was the 26th percentile of competitive equity award multiples in the peer group of companies. The Compensation Committee chose a multiple of 0.35 due to the following factors:

•	Mr. Dombrowik successfully managed expenses in the face of a complex financial market and declining Company performance, returning dividends to stockholders and maintaining profitability.
•	Mr. Dombrowik supported the continued acceleration of change in the business and championed the transition from a direct mail marketing model towards a multi-channel marketing model.

Benefits and Perquisites.

Benefits and perquisites are designed to attract and retain key employees in light of competitive market conditions. Currently, the Named Executive Officers are eligible to participate in benefit plans available to all employees including our 401(k) Plan. Other benefits and perquisites are limited and are provided at the discretion of the Compensation Committee. These benefits include medical, dental, and vision health insurance plans, life, and short- and long-term disability insurance plan benefits. Short-term disability is a Company paid benefit as it is for all regular employees. Long-term disability insurance is provided at 60% of base salary up to a maximum of $15,000 per month and basic life insurance is provided at 1x base salary up to a maximum of $300,000. Under the Company’s life insurance plan, the Company pays premiums for life insurance equal to 1 times annual salary up to maximum of $300,000. The 401(k) Plan and the medical, dental and vision plans require each participant to pay a contributory amount consistent with all other employees. The Company provides a matching contribution to its 401(k) Plan that is discretionary for participating employees, including the Named Executive Officers. Employees are eligible to participate in the 401(k) Plan the first day of the month following 30 days of employment and 18 years of age. Employees may contribute up to 100% of their salary, subject to the maximum contribution allowed by the Internal Revenue Service. Employees are 100% vested in their contributions and vest in Company matching contributions equally over four years. During the year ended December 31, 2012, the Company contributed approximately $89,000 to the 401(k) Plan. Although the benefits and perquisites are considered when determining the overall compensation of the Named Executive Officers, the amounts involved are not deemed to be so material as to significantly impact the other types of compensation provided to them.

Severance Benefits.

Anthony F. Dombrowik. On March 9, 2011, the Company entered into a severance agreement with Anthony F. Dombrowik, which provides for certain severance benefits upon: (i) termination of his employment by the Company without cause or by Mr. Dombrowik with good reason; and (ii) termination of his employment by the Company without cause or by Mr. Dombrowik with good reason in connection with a change in control. The Company designed Mr. Dombrowik’s severance package to be commensurate with the marketplace and set payout amounts at levels it deemed appropriate to retain the services of Mr. Dombrowik in light of his significant business experience, and established record of accomplishment in the public company and accounting sectors.

The terms of Mr. Dombrowik’s severance benefits and certain information regarding severance benefits payable to Mr. Thomas and Mrs. Thomas in connection with their resignations from the Company are summarized below under the heading “Employment Contracts, Termination of Employment and Change in Control Arrangements.”

Total Compensation Mix

The Compensation Committee believes that the elements described above provide a well-proportioned mix of at-risk or performance-based compensation, fixed compensation, and retention-based compensation that produces short-term and long-term incentives and rewards. The Compensation Committee believes this compensation mix provides the Named Executive Officers a measure of security as to the minimum levels of compensation they are eligible to receive, while motivating the Named Executive Officers to focus on the business measures that will produce a high level of performance for the Company, as well as reducing the risk of recruitment of highly qualified executive talent by our competitors. The mix of annual incentives and equity-based awards is similarly designed to provide an appropriate balance between short-term financial performance and long-term financial and stock performance. The Compensation Committee believes that its compensation mix results in a pay-for-performance orientation that is aligned with its compensation philosophy to pay median pay for median performance and above-market pay for superior performance.

Impact of Accounting and Tax on the Form of Compensation

The Compensation Committee considers applicable tax, securities laws and accounting regulation in structuring and modifying its compensation arrangements and employee benefit plans. The Compensation Committee has considered the impact of the GAAP on the Company’s use of equity-based awards. This consideration factors heavily in the Compensation Committee’s decision with respect to restricted stock and stock options grants made annually, limiting the total equity-based awards granted to non-executives. The Compensation Committee also considers the limits on deductibility of compensation imposed by Section 162(m) of the Code with respect to annual compensation exceeding $1.0 million and Section 280(b) of the Code with respect to change in control payments exceeding specified limits. Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for annual compensation over $1 million paid to their chief executive officer and the next three most highly compensated executive officers (other than the chief financial officer). The Internal Revenue Code generally excludes from the calculation of the $1 million cap compensation that is based on the attainment of pre-established, objective performance goals established under a shareholder-approved plan. Our stock option grants are structured in a manner intended to qualify any compensation paid thereunder as “performance-based compensation” excluded from the calculation of the $1 million annual cap.

Compensation Policies and Practices as They Relate to the Company’s Risk Management

In determining whether its compensation policies and procedures could have a material adverse effect on the Company, the Company conducted an assessment and assigned oversight of risk associated with compensation to the Compensation Committee. In completing this assessment, the Company developed a complete list of its compensation programs for all employees, including executives, and analyzed each aspect, including salaries, cash incentives, 401(k) benefits, sales compensation plans, and equity grants and/or awards to identify potential risks each component might pose. The Company evaluated the compensation program’s features and design and potential risks associated with each, as well as Company policy and procedures that enable management to monitor or mitigate potential risks. The Company engaged Towers Watson to review its risk assessment.

The Company concluded it does not have high-risk compensation policies and that as monitored and managed, risks relating to its compensation policies are not reasonably likely to have a material adverse effect on the Company as a whole

Summary Compensation Table—2012, 2011, and 2010

The following table sets forth the compensation for the principal executive officer, the principal financial officer, and the Company’s only other executive officer serving on December 31, 2012 whose individual remuneration exceeded $100,000 for the fiscal year ended December 31, 2012 (the “Named Executive Officers”):

Name	Year	Salary ($)	Stock Awards1 ($)	Option Awards2 ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation3 ($)	Total ($)
Jeffrey D.	2012	400,000	140,751	141,113	109,519	4,250	795,633
Thomas4,
Former Chief Executive	2011	400,000	205,457	160,396	-	4,125	769,978
Officer and
President	2010	400,000	500,005	500,001	-	4,558	1,404,564

Margaret M.	2012	300,000	55,013	55,154	9,405	2,715	422,287
Thomas5,
Former Executive Vice	2011	300,000	61,635	48,119	36,987	2,638	449,379
President
	2010	300,000	149,996	150,000	60,480	3,152	663,628
Anthony F.
Dombrowik6,	2012	240,000	41,630	41,738	36,026	-	359,394
Senior Vice
President,	2011	240,000	82,052	75,022	-	-	397,074
Chief Financial
Officer and	2010	50,769	78,001	78,002	50,000	-	256,772
Secretary

(1)
The amounts in the “Stock Awards” column reflect the aggregate grant date fair value of awards (based on the closing price of the stock on the grant dated) in accordance with accounting guidance applicable to stock based compensation. See Note 10 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 regarding assumptions underlying the valuation of these equity awards.

(2)
The amounts in the “Option Awards” column reflect the aggregate grant date fair value of options in accordance with accounting guidance applicable to stock based compensation and calculated using a Black-Sholes option pricing model. See Note 10 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 regarding assumptions underlying the valuation of these equity awards.

(3)	The amounts set forth in “All Other Compensation” for the fiscal year ended December 31, 2012 reflect Company matching 401(k) contributions.
(4)	Mr. Thomas resigned February 25, 2013.
(5)	Mrs. Thomas resigned February 25, 2013.
(6)	Mr. Dombrowik has served as the Company’s senior vice president, chief financial officer and secretary since October 18, 2010 and was named interim chief executive officer effective February 25, 2013.

Company Plans

Information regarding the Company’s plans is set forth in Item 12 of this report under the heading “Securities Authorized for Issuance under Equity Compensation Plans”.

 Grants of Plan-Based Awards Table—2012
The following table sets forth the plan-based grants made during the fiscal year ended December 31, 2012 to each of our Named Executive Officers.

		Payouts Under Non- Equity Incentive Plan Awards1
Name	Grant Date	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units2,6 (#)	All Other Option Awards: Number of Securities Underlying Options3,6 (#)	Exercise or Base Price of Option Awards4 ($/Sh)	Grant date Fair Value of Stock and Options Awards5 ($)
Jeffrey D.
Thomas	12/20/2012			31,278			140,751
Former Chief
Executive	12/20/2012				88,750	4.50	141,113
Officer and
President	2/16/2012	187,500	375,000
Margaret M.
Thomas	12/20/2012			12,225			55,014
Former Executive
Vice President	12/20/2012				34,688	4.50	55,153

	2/16/2012	112,500	225,000
Anthony F.
Dombrowik	12/20/2012			9,251			41,630
Senior Vice
President,
Chief	12/20/2012				26,250	4.50	41,737
Financial
Officer and
Secretary	2/16/2012	72,000	144,000

(1)
The amounts in these columns include the target and maximum amounts under the goals applicable for each Named Executive Officer under annual cash incentive plans approved by the Compensation Committee for the 2012 fiscal year. No payments are made for a goal for performance below the target levels for that goal. Please refer to the information set forth above under the heading "Compensation Discussion and Analysis - Annual Cash Incentive Awards" for the methodology and rationale behind granting non-equity incentive awards during 2012.

(2)	Restricted stock vests 100% after four years from the date of grant.
(3)	The option grants vest over four years at 25% per year and expire after ten years.

(4)	The exercise price for grants of stock options is determined using the closing price of the Company’s Common Stock on the date of grant.

(5)
For stock awards, represents the value of restricted stock granted based on the closing market price of the stock on the grant date. For option awards, represents the grant date fair value of options granted calculated using the Black-Scholes option pricing model. These are the same values for these equity awards used under accounting guidance applicable to stock-based compensation. The assumptions made in determining option values are disclosed in Note 10 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(6)
Please refer to the information set forth above under the heading "Compensation Discussion and Analysis - Long-Term Incentive Compensation/Equity-Based Awards" for the methodology and rationale behind granting stock awards and options awards during 2012.

Outstanding Equity Awards at Fiscal Year-End Table—2012

The following table sets forth the outstanding equity awards as of December 31, 2012.

		Option Awards				Stock Awards

Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable1 (#)	Option Exercise Price2 ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested3 (#)	Market Value of Shares or Units of Stock That Have Not Vested4 ($)
Jeffrey D.	11/7/2003	60,236	-	$9.75	11/7/13
Thomas5	11/18/2004	101,504	-	$16.74	11/18/14
Former	11/11/2005	85,646	-	$26.80	11/11/15
Chief	11/9/2006	65,000	-	$27.46	11/9/16
Executive	11/8/2007	119,000	-	$17.11	11/8/17
Officer	11/13/2008	82,500	-	$9.19	11/13/18
and	11/12/2009	90,750	30,250	$12.04	11/12/19	46,000	$195,960
President	11/10/2010	49,505	49,505	$11.00	11/10/20	45,455	$193,638
	11/9/2011	24,752	74,258	$4.52	11/9/21	45,455	$193,638
	12/20/2012	-	88,750	$4.50	12/20/22	31,278	$133,244
Margaret M.	11/7/2003	19,592	-	$9.75	11/7/13
Thomas5	11/18/2004	11,278	-	$16.74	11/18/14
Former	11/11/2005	12,000	-	$26.80	11/11/15
Executive	11/9/2006	6,000	-	$27.46	11/9/16
Vice	11/8/2007	12,600	-	$17.11	11/8/17
President	11/13/2008	34,100	-	$9.19	11/13/18
	11/12/2009	27,949	9,317	$12.04	11/12/19	14,161	$60,326
	11/10/2010	14,851	14,852	$11.00	11/10/20	13,636	$58,089
	11/9/2011	7,425	22,278	$4.52	11/9/21	13,636	$58,089
	12/20/2012	-	34,688	$4.50	12/20/22	12,225	$52,079
Anthony F.	11/10/2010	7,723	7,7236	$11.00	11/10/20	7,0919	$30,208
Dombrowik	11/9/2011	11,577	34,7337	$4.52	11/9/21	18,15310	$77,332
Senior Vice	12/20/2012	-	26,2508	$4.50	12/20/22	9,25111	$39,409
President
Chief
Financial
Officer and
Secretary

(1)
Each option grant vests pro rata over four years beginning on the first anniversary of the grant date and has a ten-year term. All unvested options for Mr. Thomas and Mrs. Thomas vested on February 25, 2013 as part of their separation agreements.

(2)	The exercise price for grants of stock options is determined using the closing price of the Company’s Common Stock on the date of grant.
(3)	Restricted stock vests 100% after four years from the date of grant.
(4)	The market value of shares of restricted stock that has not vested was determined using the closing date market price of the Company’s Common Stock on December 31, 2012, $4.26 per share.
(5)
Mr. Thomas and Mrs. Thomas resigned February 25, 2013. All of their restricted stock awards shown in the above table vested in full immediately upon their resignation. Additionally, all of their outstanding unvested options vested immediately on resignation and they will have until May 25, 2013 to exercise outstanding options.

(6)	Vests as to approximately 3,861 shares on each of November 10, 2013 and November 10, 2014.
(7)	Vests as to approximately 11,578 shares on each of November 9, 2013, November 9, 2014 and November 9, 2015.
(8)	Vests as to approximately 6,562 shares on each of December 20, 2013, December 20, 2014, December 20, 2015 and December 20, 2016.
(9)	Vests 100% on November 10, 2014.
(10)	Vests 100% on November 9, 2015.
(11)	Vests 100% on December 20, 2016.

Option Exercises and Stock Vested Table—2012

The following table sets forth certain information with respect to exercised options and vested stock awards for the fiscal year ended December 31, 2012.
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Jeffrey D. Thomas	-	-	28,900	129,183
Former Chief Executive Officer and President
Margaret M. Thomas	-	-	11,900	53,193
Former Executive Vice President
Anthony F. Dombrowik	-	-	-	-
Senior Vice President, Chief Financial Officer and Secretary

Pension Benefits

The Company does not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

The Company does not maintain any non-qualified defined contribution or deferred compensation plans.

Employment Contracts, Termination of Employment and Change in Control Arrangements

Potential Payments to Mr. Dombrowik upon Termination or Change in Control

On March 9, 2011, the Company entered into a Severance Agreement with its senior vice president, chief financial officer and secretary, Anthony F. Dombrowik. The description of the Severance Agreement set forth below does not purport to be complete and is qualified in its entirety by reference to the text of the Severance Agreement, which was attached as an exhibit to the Company’s Form 10-K filed on March 11, 2011 with the Securities and Exchange Commission and is incorporated by reference herein.

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

If Mr. Dombrowik had been terminated on December 31, 2012 without “Cause” or Mr. Dombrowik resigned with “Good Reason” on December 31, 2012, the maximum severance payments owed to Mr. Dombrowik would have been as follows:
Termination without “Cause” or resignation for “Good Reason”
Unpaid Bonus	36,026
Continued salary (six months)	120,000
Annual target bonus	72,000
Medical Insurance	8,656
Accelerated Vesting of Stock Options and Restricted Stock(1)	146,949
Total(2)	$383,631

(1)
The stock option value is calculated by multiplying the number of unvested shares by the difference between the exercise price and the closing stock price on December 31, 2012 ($4.26). The value of restricted stock is calculated by multiplying the number of unvested shares by the closing stock price on December 31, 2012.

(2)
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

        Termination without “Cause” or with “Good Reason” in Connection with a “Change in Control”

In the event the Company terminates Mr. Dombrowik’s employment without “Cause” or Mr. Dombrowik terminates his employment with “Good Reason,” and the notice of termination is given in anticipation of, or within an eighteen (18) month period immediately following a “Change in Control,” Mr. Dombrowik will be entitled to receive, in addition to the amounts provided for in the section entitled “Termination without ‘Cause’ or with ‘Good Reason;” set forth previously, continued base salary payments for an additional six (6) month period (12 months total). For purposes of the Severance Agreement, “Change in Control” means the occurrence of any of the following events: (i) any sale, lease, license, exchange or other transfer to a party not affiliated with the Company (in one transaction or a series of related transactions) of all, or substantially all, of the business and/or assets of Company; (ii) a merger or consolidation of the Company and the Company is not the surviving entity; (iii) a reorganization or liquidation of the Company; or (iv) a merger, consolidation, tender offer or any other transaction involving the Company, if the equity holders of the Company immediately before such merger, consolidation, tender offer or other transaction do not own, directly or indirectly, immediately following such merger, consolidation, tender offer or other transaction, more than fifty percent (50%) of the combined voting power of the outstanding voting securities of the entity resulting from such merger, consolidation, tender offer or other transaction.

If Mr. Dombrowik had been terminated on December 31, 2012 without “Cause” or Mr. Dombrowik resigned with “Good Reason” on December 31, 2012 in connection with a “Change in Control,” the maximum severance payments owed to Mr. Dombrowik would have been as follows:
Termination without “Cause” or for “Good Reason” in connection with a “Change in Control”
Unpaid Bonus	36,026
Continued salary (twelve months)	240,000
Annual target bonus	72,000
Medical Insurance	8,656
Accelerated Vesting of Stock Options and Restricted Stock(1)	146,949
Total(2)	$503,631

(1)
The stock option value is calculated by multiplying the number of unvested shares by the difference between the exercise price and the closing stock price on December 31, 2012 ($4.26). The value of restricted stock is calculated by multiplying the number of unvested shares by the closing stock price on December 31, 2012.

(2)
Any payments or other consideration to be received are subject to the deduction limitations and tax imposed by Sections 280G and 4999 of the Code, or to any Excise Tax. Any such payments and value of the other consideration will be reduced, or refunded, as the case may be, by the minimum amount necessary so as to avoid the application of any Excise Tax.

Payments to Mr. Thomas upon Termination

    In connection with the resignation of Mr. Thomas, our former chief executive officer on February 25, 2013, we entered into a separation agreement and release with Mr. Thomas providing for the payment of a total of $824,475 as severance payments and benefits to Mr. Thomas. This amount is equal to the payments required to be paid in connection with Mr. Thomas’ resignation under his employment agreement. Additionally, all unvested stock awards and stock options vested immediately as part of the terms of the separation agreement. Additional information regarding the separation agreement and release entered into with Mr. Thomas is included in the Company’s Form 8-K filed with the Securities and Exchange Commission on February 25, 2013.

Payments to Mrs. Thomas upon Termination

In connection with the resignation of Mrs. Thomas, our senior vice president on February 25, 2013, we entered into a separation agreement and release with Mrs. Thomas providing for the payment of a total of $359,371 as severance payments and benefits. This amount is equal to the payments required to be paid in connection with Mrs. Thomas’ resignation under her severance agreement. Additionally, all unvested stock awards and stock options vested immediately as part of the terms of the separation agreement. Additional information regarding the separation agreement and release entered into with Mrs. Thomas is included in the Company’s Form 8-K filed with the Securities and Exchange Commission on February 25, 2013.

Director Compensation Table—2012

The following table provides compensation information for the fiscal year ended December 31, 2012 for each member of the Company’s Board of Directors.

Name1	Fees Earned or Paid in Cash ($)	Stock Awards2 ($)	Option Awards2 ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation3 ($)	Total ($)
Daniel G. Byrne	54,526	12,504	12,501	-	-	-	79,531
Rafer L. Johnson4	12,000	-	-	-	-	-	12,000
James M. Kalustian	68,058	30,001	30,000	-	-	-	128,059
Peter Kamin5	18,000	12,504	12,501	-	-	-	43,005
Nilofer Merchant	24,000	12,504	12,501	-	-	-	49,005
Lisa Rapuano6	18,000	12,504	12,501	-	-	-	43,005
Thomas J. Rusin	44,968	12,504	12,501	-	-	-	69,973
Jeffrey D. Thomas7	-	-	-	-	-	-	-
John A. Ueberroth8	45,376	-	-	-	-	-	45,376
Ricardo L. Valencia	72,823	12,504	12,501	-	-	80,000	177,828
Timothy M. Walsh	24,000	12,498	12,480	-	-	-	48,978

(1)
After being appointed as the Company’s Chairman of the Board, James M. Kalustian received a $20,000 additional fee paid in cash. Each of the Company’s other non-employee directors receive an annual fee of approximately $50,000 per year, paid $24,000 in cash and approximately $25,000 in equity. Inclusive in these amounts, each of the Company’s non-employee directors receive $1,000 per Board meeting attended. Equity compensation is split between options and restricted stock grants. Pursuant to the 2009 Plan, each grant of non-qualified stock options is granted at the fair market value of the Common Stock on the date of grant, and vests in four equal annual installments commencing one year from the date of grant. Each grant of restricted stock is granted at the fair market value of the Common Stock on the date of grant and vests one year from the date of grant. Committee chairpersons receive an additional $7,000 annually. These amounts are payable in cash. Additionally, each director is compensated for special committee fees as designated by the board of directors and reimbursed for certain out-of-pocket expenses incurred in connection with attendance at Board and committee meetings.

(2)
These amounts reflect the aggregate grant date fair value of the stock awards and option awards, respectively, granted during 2012 and computed in accordance with GAAP. For a description of accounting policies and the assumptions used in determining the value of the stock options and restricted stock awards, see the notes to the financial statements included in our Annual Report on Form 10-K, filed on March 11, 2013.

The following table presents the number of outstanding and unexercised option awards and the number of outstanding stock awards held by each of the non-employee directors as of December 31, 2012.

Director	Number of Outstanding Option Awards	Number of Outstanding Stock Awards
Daniel G. Byrne	20,739	2,447
Peter H. Kamin5	6,511	2,447
James M. Kalustian	27,665	5,871
Nilofer Merchant	9,236	4,228
Thomas J. Rusin	11,890	2,447
Lisa Rapuano6	6,511	2,447
Ricardo L. Valencia	17,572	2,447
Timothy M. Walsh	5,435	2,212

(3)	Amount consists of consulting fees paid to Mr. Valencia.
(4)	Resigned from the Board of Directors effective June 2012.
(5)	Joined the Board of Directors in June 2012.
(6)	Joined the Board of Directors in June 2012.
(7)	See “Summary Compensation Table” for disclosure related to Mr. Thomas who is a Named Executive Officer.
(8)	Mr. Ueberroth did not stand for reelection at the 2012 Annual meeting and ceased to be a director effective June 2012.

Compensation Committee Interlocks, Insider Participation in Compensation Decisions and Certain Transactions

The Compensation Committee is composed of four non-employee directors, James M. Kalustian, chairman, Thomas J. Rusin, Lisa O’Dell Rapuano and Ricardo Lopez Valencia. No executive officer of the Company has served during 2012 or subsequently as a member of the board of directors or compensation committee of any entity, which has one or more executive officers who serve on the Company’s Board of Directors, or the Compensation Committee. During fiscal 2012, no member of the Company’s Compensation Committee had any relationship or transaction with the Company required to be disclosed pursuant to Item 404 of Regulation S-K under the Exchange Act.

COMPENSATION COMMITTEE REPORT

We have reviewed and discussed with management the Compensation Discussion and Analysis provisions to be included in the Company’s Annual Report on From 10-K for the fiscal year ended December 31, 2013. Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

COMPENSATION COMMITTEE

Ricardo Lopez Valencia, Chairman James M. Kalustian Thomas J. Rusin Lisa O’Dell Rapuano

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

The following table sets forth the amount of stock of the Company beneficially owned as of April 19, 2013, by each person (other than Named Executive Officers, directors and director nominees) known by the Company to own beneficially more than 5% of the outstanding shares of the Company’s outstanding Common Stock.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock(1)	Percent of Class of Common Stock
Jefferson Gramm (Bandera Partners) (2)	2,744,989	16.5%
FMR LLC (Fidelity Management and Research Company) (3)	1,770,356	10.4%
Stadium Capital Management, LLC(4)	1,198,320	7.1%

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or dispositive power with respect to securities. Shares of Common Stock, which are purchasable under options which are currently exercisable, or which will become exercisable no later than 60 days after April 19, 2013, are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person. The Percent of Class of Common Stock set forth above is based upon 16,948,822 shares of Common Stock outstanding as of April 19, 2013. Except as indicated by footnote and subject to community property laws, where applicable, the persons named in the table have sole voting and dispositive power with respect to all shares of Common Stock shown as beneficially owned by them.

(2)
The Company is reporting this stock ownership based upon a Schedule 13D report filed on July 23, 2012 with the Securities and Exchange Commission. Bandera Partners LLC may be deemed to have the sole power to dispose of, direct the disposition of, vote or direct the vote of 2,725,193 shares of Common Stock directly owned by Bandera Master Fund L.P. As Managing Partners, Managing Directors and Portfolio Managers of Bandera Partners LLC, each of Gregory Bylinsky, Jefferson Gramm and Andrew Shpiz may be deemed to have the shared power to dispose of, direct the disposition of, vote or direct the vote of 2,725,193 shares of Common Stock directly owned by Bandera Master Fund L.P. Mr. Gramm may be deemed to have the sole power to dispose of, direct the disposition of, vote or direct the vote of 19,796 shares owned directly by him. The address of the beneficial owners is 50 Broad Street, Suite 1820, New York, New York, 10004.

(3)
The Company is reporting this stock ownership based upon a Schedule 13G/A report filed on December 12, 2011 with the Securities and Exchange Commission. The address of the beneficial owner is 82 Devonshire Street, Boston, MA 02109.

(4)
The Company is reporting this stock ownership based upon a Schedule 13G/A report filed on February 14, 2013 with the Securities and Exchange Commission. Stadium Capital Management, LLC, Alexander M. Seaver and Bradley R. Kent may be deemed to share voting power and dispositive power with respect as to 1,198,320 shares of Common Stock. Stadium Capital Partners, L.P., Stadium Capital Management, LLC, Alexander M. Seaver and Bradley R. Kent may be deemed to share voting power and dispositive power with respect to 1,061,354 shares of Common Stock. The address of the beneficial owners is 199 Elm Street, New Canaan, CT 06840-5321.

The following table sets forth the amount of Common Stock of the Company beneficially owned as of April 19, 2013, by each director of the Company, each Named Executive Officer, each director nominee and prospective director and all directors and executive officers as a group:
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock(1)	Percent of Class of Common Stock
Lisa O'Dell Rapuano(2)	1,193,074	7.04%
Jeffrey D. Thomas (3)	1,156,681	6.47%
Margaret M. Thomas (4)	282,962	1.65%
Peter H. Kamin (5)	221,312	1.31%
Anthony F. Dombrowik (6)	53,795	*
James M. Kalustian (7)	24,737	*
Daniel G. Byrne (8)	23,222	*
Ricardo Lopez Valencia (9)	17,607	*
Thomas J. Rusin (10)	9,095	*
Nilofer Merchant (11)	6,536	*
Timothy M. Walsh (12)	3,570	*
Debra Dulsky (13)	-	*
All directors and Named Executive Officers as a group	2,992,591	16.47%
(12 people)(14)

*	Less than 1%
(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or dispositive power with respect to securities. Shares of Common Stock, which are purchasable under options which are currently exercisable, or which will become exercisable no later than 60 days after April 19, 2013, are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person. The Percent of Class of Common Stock set forth above is based upon 16,948,822 shares of Common Stock outstanding as of April 19, 2013. Except as indicated by footnote and subject to community property laws, where applicable, the persons named in the table have sole voting and dispositive power with respect to all shares of Common Stock shown as beneficially owned by them.

(2)
Director. Lane Five Capital Management LP, Lane Five Capital Management, LLC and Lisa O’Dell Rapuano may be deemed to share voting power and dispositive power with respect to 1,189,000 shares of Common Stock. Lane Five Partners GP LLC, Lane Five Partners LP, Lane Five Capital Management LP, Lane Five Capital Management, LLC and Lisa O’Dell Rapuano may be deemed to share voting and dispositive power with respect to 830,537 shares of Common Stock. The address of Ms. Rapuano is 1122 Kenilworth Drive, Suite 313, Towson, MD 21204

(3)
Former chief executive officer and president of the Company. Includes options to purchase 921,656 shares of Common Stock issued under the 2009 Plan that expire May 25, 2013. Mr. Thomas’ address is 1525 East Westminster, Spokane, WA 99223.

(4)
Former executive vice president of the Company. Includes options to purchase 226,930 shares of Common Stock issued under the 2009 Plan that expire May 25, 2013. Mrs. Thomas’ address is 1525 East Westminster, Spokane, WA 99223.

(5)
Director. Mr. Kamin has the sole power to vote or direct the vote of and to dispose or direct the disposition of the 219,685 shares of Common Stock held by the Peter H. Kamin Revocable Trust, the Peter H. Kamin Roth IRA and the Peter H. Kamin Family Foundation. Includes options to purchase 1,627 shares of Common Stock issued under the 2009 Plan. The address of Mr. Kamin is 3K Limited Partnership, 20 Custom House Street, Suite 610, Boston, Massachusetts 02110.

(6)
Interim chief executive officer and president, senior vice president, chief financial officer and secretary of the Company. Includes options to purchase 19,300 shares of Common Stock issued under the 2009 Plan. Mr. Dombrowik’s address is 2001 South Flint Road, Spokane, WA 99224.

(7)
Chairman of the Board of Directors of the Company. Includes options to purchase 13,957 shares of Common Stock issued under the 2009 Plan. Mr. Kalustian’s address is 215 Wachusett Ave., Arlington, MA 02476.

(8)	Director. Includes options to purchase 13,866 shares of Common Stock issued under the 2009 Plan. Mr. Byrne’s address is 2001 South Flint Road, Spokane, WA 99224.
(9)	Director. Includes options to purchase 10,699 shares of Common Stock issued under the 2009 Plan. Mr. Valencia’s address is 12641 S. 35th Place, Phoenix, AZ, 85044.
(10)	Director. Includes options to purchase 4,316 shares of Common Stock issued under the 2009 Plan. Mr. Rusin’s address is 750 E. Main Street, 8th Floor, Stamford, CT 06902.
(11)	Director. Includes options to purchase 2,308 shares of Common Stock issued under the 2009 Plan. Ms. Merchant’s address is 359 Johnson Avenue, Los Gatos, CA 95030.
(12)	Director. Includes options to purchase 1,358 shares of Common Stock issued under the 2009 Plan. Mr. Walsh’s address is 50 W. State St., Trenton, NJ 08625.
(13)	Director Nominee. Ms. Dulsky's address is 35 Marion Road, Westport CT 06880
(14)	Includes 1,217,644 shares of Common Stock issuable upon exercise of stock options.

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

2009 Equity Participation Plan

The Company’s officers, directors and employees are eligible to receive restricted stock awards and options to purchase shares of the Company’s Common Stock under the Company’s 2009 Equity Participation Plan (the “Incentive Plan”). Stock options have an exercise price equal to 100% of the fair market value of the Company’s Common Stock on the date of grant. Stock options expire ten years after the date of grant and vest over four years, at 25% per year. Restricted stock vests 100% after four years from the date of grant for employees and vests 100% after one year from the date of grant for directors.

During the fiscal year ended December 31, 2012, options to purchase 458,130 shares of the Company’s Common Stock were granted under the Incentive Plan. In addition, during the Company’s 2012 fiscal year 163,843 shares of restricted stock were granted under the Incentive Plan. During the fiscal year ended December 31, 2012, 542,951 options to purchase shares of Common Stock and 35,898 restricted shares of Common Stock were forfeited under the Incentive Plan. Options to purchase shares of Common Stock and restricted stock grants totaling 2,324,446 shares of Common Stock were outstanding and held by 102 officers, directors, employees, and consultants at December 31, 2012. As of December 31, 2012, the weighted-average exercise price of the outstanding options and stock grants was $8.90.

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

There were no transactions in excess of $120,000 between the Company and related persons during 2012.

During 2012, the Company engaged Mr. Valencia, a member of the Board, in a consulting arrangement to assist the Company in creating partnership affiliations with various education associations aimed to increase non-mail lead generation. As noted in his business experience, Mr. Valencia has a vast network in the educational space, which combined with his knowledge of our Company and processes, positions him as a qualified candidate to perform this work. Payments made for these consulting fees were below $120,000 as measured on a rolling twelve-month basis and therefore meet the independence thresholds outlined by the rules and regulations of the Securities and Exchange Commission and the NASDAQ director independence standards.

Item 14.                      Principal Accountant Fees and Services

The following table represents fees charged for professional audit services rendered by BDO for the audit of the Company’s financial statements for the years ended December 31, 2012 and 2011, and fees billed by BDO for other services during those years.

	2012	2011
Audit Fees	$348,760	$335,700
Audit-Related Fees	20,000	15,500
Tax Fees	4,000	—
All Other Fees	—	—
Total	$372,760	$351,200

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

Tax fees consist of fees billed for quarterly tax estimates and other tax related consultations.

Audit Committee’s Pre-Approval Policy

During 2011 and 2012, the Audit Committee of the Board of Directors operated under policies and procedures pre-approving all audit and non-audit services provided by the independent registered public accounting firm and prohibiting certain services from being provided by the independent registered public accounting firm. None of such services were approved pursuant to the procedures described in Rule 2-01(c)(7)(i)(C) of Regulation S-X, which waives the general requirement for pre-approval with respect to the provision of services other than audit, review or attest services in certain circumstances. The Company may not engage its independent registered public accounting firm to render any audit or non-audit service unless the service is approved in advance by the Audit Committee or the engagement to render the service is entered into pursuant to the Audit Committee’s pre-approval policies and procedures.

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

/s/ Anthony F. Dombrowik
Anthony F. Dombrowik
Interim President and Chief Executive Officer

Date: April 29, 2013

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

10.18	Separation Agreement and Release by and between the registrant and Jeffrey D. Thomas incorporated by reference to the registrant’s Form 10-K filed February 25, 2013.
10.19	Separation Agreement and Release by and between the registrant and Margaret Thomas incorporated by reference to the registrant’s Form 10-K filed February 25, 2013.
10.20	General Contract between People to People International and International Ambassador Programs, Inc. incorporated by reference to the registrant’s Form 10-K filed March 11, 2013.+
10.21
Consent to Assignment Agreement by and among People to People International, International Ambassador Programs, Inc., Ambassadors International, Inc. and Ambassador Programs incorporated by reference to the registrant’s Form 10-K filed March 11, 2013.

10.22
Amendment to General Contracts by and among People to People International, Ambassadors International, Inc. and Ambassador Programs, Inc. incorporated by reference to the registrant’s Form 10-K filed March 11, 2013.

10.23	Letter dated February 13, 2001, by Ambassadors International, Inc. to People to People International incorporated by reference to the registrant’s Form 10-K filed March 11, 2013.
10.24	Letter dated August 8, 2006, by the registrant to People to People International incorporated by reference to the registrant’s Form 10-K filed March 11, 2013.
10.25	Letter dated December 9, 2009, by the registrant to People to People International incorporated by reference to the registrant’s Form 10-K filed March 11, 2013.
14.1	Code of Ethics incorporated by reference to the registrant’s Definitive Proxy Statement on Form 14A filed on April 13, 2010.
21.1	List of subsidiaries of the registrant as of December 31, 2012.**

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.**

31.1	Certification by Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15(d)-14(a).*

32.1
Certification by the Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) or 15(d)-14(b) and Section 1350 of Chapter 63 of Title 13 of the United  States Code (18 U.S.C. §1350).*

* Filed herewith.
** Previously filed.
+    Confidential treatment requested under Rule 24b-2 of the Exchange Act. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been provided separately to the SEC pursuant to the confidential treatment request.