Form 10-Q
period 2013-03-31
AMBASSADORS GROUP INC
filed 2013-05-08
CIK 1162315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ____________ .

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

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of April 30, 2013 was 16,948,822.

AMBASSADORS GROUP, INC.
FORM 10-Q QUARTERLY REPORT

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of March 31, 2013 and December 31, 2012
(in thousands, except share and per share data)

	UNAUDITED	AUDITED
	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$8,299	$6,150
Available-for-sale securities and other	47,634	32,122
Foreign currency exchange contracts	79	837
Prepaid program costs and expenses	26,361	17,217
Accounts receivable	1,353	850
Deferred tax assets	375	221
Total current assets	84,101	57,397
Property and equipment, net	25,737	26,344
Available-for-sale securities	729	723
Foreign currency exchange contracts	32	-
Deferred tax assets	779	-
Intangibles	3,553	3,565
Goodwill	9,781	9,781
Other long-term assets	82	85
Total assets	$124,794	$97,895

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$4,954	$4,238
Participants’ deposits	62,821	25,735
Foreign currency exchange contracts	56	-
Other liabilities	101	111
Total current liabilities	67,932	30,084
Participants’ deposits	357	-
Deferred tax liabilities	-	2,688
Total liabilities	68,289	32,772

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 shares authorized; 16,948,922 and 17,047,470 shares issued and outstanding, respectively	169	170
Additional paid-in capital	919	-
Retained earnings	55,513	64,589
Accumulated other comprehensive gain (loss)	(96)	364
Stockholders’ equity	56,505	65,123
Total liabilities and stockholders’ equity	$124,794	$97,895

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three months ended March 31, 2013 and 2012
(in thousands, except per share amounts)

	Three months ended
	March 31,
	2013	2012
Net revenue, non-directly delivered programs	$-	$89
Gross revenue, directly delivered programs	1,894	1,178
Gross revenue, internet and advertising	999	1,198
Total revenue	2,893	2,465
Cost of sales, directly delivered programs	1,372	886
Cost of sales, internet and advertising	129	170
Gross margin	1,392	1,409
Operating expenses:
Selling and marketing	8,519	8,687
General and administrative	5,666	4,207
Total operating expenses	14,185	12,894
Operating loss	(12,793)	(11,485)
Other income:
Interest and dividend income	127	241
Foreign currency and other income	20	2
Total other income	147	243
Loss before income tax benefit	(12,646)	(11,242)
Income tax benefit	4,587	3,336
Net loss	$(8,059)	$(7,906)

Weighted-average common shares outstanding - basic	17,001	17,576
Weighted-average common shares outstanding - diluted	17,001	17,576

Net loss per share - basic	$(0.47)	$(0.45)
Net loss per share - diluted	$(0.47)	$(0.45)

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
For the three months ended March 31, 2013 and 2012
(in thousands)

	Three months ended March 31,
	2013	2012
Net loss	(8,059)	(7,906)
Unrealized gain (loss) on foreign currency exchange contracts, net of income tax benefit (provision) of $274 and ($474)	(509)	933
Unrealized gain on available-for-sale securities, net of income tax provision of ($26) and ($55)	48	107
Comprehensive loss	$(8,520)	$(6,866)

The accompanying notes are an integral part of the consolidated financial statements.

 AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended March 31, 2013 and 2012
(in thousands)

	2013	2012
Cash flows from operating activities:
Net loss	$(8,059)	$(7,906)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,326	1,181
Stock-based compensation	1,751	350
Deferred income tax benefit	(3,724)	(89)
Loss on disposition and impairment of property and equipment	4	-
Excess tax benefit from stock-based compensation	351	137
Change in assets and liabilities:
Accounts receivable and other assets	(500)	(2,717)
Prepaid program costs and expenses	(9,197)	(9,754)
Accounts payable, accrued expenses, and other current liabilities	736	(647)
Participants’ deposits	37,443	46,379
Net cash provided by operating activities	20,131	26,934

Cash flows from investing activities:
Purchase of available-for-sale securities	(15,633)	(37,764)
Proceeds from sale of available-for-sale securities	189	3,393
Purchase of property and equipment	(606)	(719)
Purchase of intangibles	(82)	(132)
Net cash used in investing activities	(16,132)	(35,222)

Cash flows from financing activities:
Repurchase of Common Stock	(487)	-
Dividend payment to shareholders	(1,017)	(1,054)
Proceeds from exercise of stock options	5	-
Excess tax benefit from stock-based compensation	(351)	(137)
Net cash used in financing activities	(1,850)	(1,191)

Net increase (decrease) in cash and cash equivalents	2,149	(9,479)
Cash and cash equivalents, beginning of period	6,150	19,519
Cash and cash equivalents, end of period	$8,299	$10,040

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company
Ambassadors Group, Inc. (the “Company”, “we”, “us” or “our”) is an educational company primarily engaged in organizing and promoting differentiated worldwide travel programs for students and professionals.  In addition, we operate an education oriented research website called BookRags that provides study guides, lesson plans and other educational resources to students and teachers. These consolidated financial statements include the accounts of Ambassadors Group, Inc., and our wholly owned subsidiaries, Ambassador Programs, Inc., World Adventures Unlimited, Inc., Ambassadors Unlimited, LLC, AGI Hong Kong Limited, Beijing People to People Education Consultation Co., Ltd, Marketing Production Systems LLC, and BookRags, Inc. All significant intercompany accounts and transactions, which are of a normal recurring nature, are eliminated in consolidation.

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being materially misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not indicative of the results that may be expected for the year ending December 31, 2013.

It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

For non-directly delivered programs, we do not actively manage the operations of each program, and therefore, recognize revenue and anticipated costs from these programs on a net basis when travel programs begin. For directly delivered programs in which we organize and operate all activities, we recognize the gross revenue and cost of sales of these programs over the period the programs operate.

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

For a more complete discussion, please refer to our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed on March 11, 2013.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

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

Our financial instruments are measured and recorded at fair value. Our non-financial assets, including property and equipment, intangible assets and goodwill, are measured at fair value upon acquisition, reviewed annually, and are fully assessed if there is an indicator of impairment. An adjustment would be made to the fair value of non-financial assets if an impairment charge is recognized.

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

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the composition of our investments at March 31, 2013 and December 31, 2012 (in thousands):

				Classification on Balance Sheet
March 31, 2013	Amortized Cost	Unrealized Gains (Losses)	Aggregate Fair Value	Cash and cash equivalents	Short-term available-for- sale securities	Long-term available-for- sale securities
Auction rate securities (“ARS”), greater than one year	$1,000	$(271)	$729	$-	$-	$729
Money market funds, ninety days or less	55	-	55	55	-	-
Municipal securities1
One year or less2	39,900	61	39,961	-	39,961	-
After one year through three years	1,993	13	2,006	-	2,006	-
Greater than three years	5,664	3	5,667	-	5,667	-
Total	$48,612	$(194)	$48,418	$55	$47,634	$729

				Classification on Balance Sheet
December 31, 2012	Amortized Cost	Unrealized Gains (Losses)	Aggregate Fair Value	Cash and cash equivalents	Short-term available-for- sale securities	Long-term available-for- sale securities
ARS, greater than one year	$1,000	$(277)	$723	$-	$-	$723
Money market funds, ninety days or less	1,150	-	1,150	1,150	-	-
Municipal securities1
One year or less2	26,885	(1)	26,884	-	26,884	-
After one year through three years	1,345	7	1,352	-	1,352	-
Greater than three years	3,884	2	3,886	-	3,886	-
Total	$34,264	$(269)	$33,995	$1,150	$32,122	$723

1Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

2Amounts include short-term municipal security funds that do not have a set maturity date. The aggregate fair value of short-term municipal securities was $39.2 million and $26.1 million as of March 31, 2013, and December 31, 2012, respectively.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at March 31, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements at Reporting Date Using
March 31, 2013	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial assets:
ARS	$729	$-	$-	$729
Money market funds	55	55	-	-
Municipal securities1	47,634	47,634	-	-
Foreign currency exchange contracts	401	-	401	-
Total financial assets	$48,819	$47,689	$401	$729
Financial liabilities:
Foreign currency exchange contracts	346	-	346	-
Total financial liabilities	$346	$-	$346	$-

		Fair Value Measurements at Reporting Date Using
December 31, 2012	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial assets:
ARS	$723	$-	$-	$723
Money market funds	1,150	1,150	-	-
Municipal securities1	32,122	32,122	-	-
Foreign currency exchange contracts	952	-	952	-
Total financial assets	$34,947	$33,272	$952	$723
Financial liabilities:
Foreign currency exchange contracts	115	-	115	-
Total financial liabilities	$115	$-	$115	$-

1 At March 31, 2013, municipal securities consisted of a 83/11/6 percent split between holdings in short-term municipal security funds, municipal revenue bonds and municipal general obligation bonds, respectively. At December 31, 2012, municipal securities consisted of an 82/12/6 split between holdings in short-term municipal security funds, municipal revenue bonds and municipal general obligation bonds, respectively. The underlying credit rating of the municipal securities at March 31, 2013 and December 31, 2012 were A+, A1 or better as defined by S&P 500 and Moody’s, respectively.

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

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair value measurements on a recurring basis using Level 3 inputs consist of one available-for-sale ARS. The following table presents a reconciliation for the three months ended March 31, 2013 and 2012, of available-for-sale ARS measured at fair value on a recurring basis using Level 3 inputs (in thousands):
	Three months ended March 31,
	2013	2012
Beginning balance	$723	$700
Total realized / unrealized losses:
Included in earnings	-	-
Included in OCI	6	3
Sales and settlements	-	-
Ending balance	$729	$703

During the three months ended March 31, 2013, we experienced one failed ARS auction, representing principal of $1.0 million. This ARS continues to be classified as a long-term asset due to the high probability that the ARS may fail in future auctions. The next scheduled auction for this ARS is March 6, 2014. We have determined that there is no other-than-temporary impairment on this security, since we do not intend and are not required to sell this security before we have recovered the amortized cost basis, there has been no further deterioration of the credit rating of this investment, interest payments at coupon rate continue to be received and we expect to recover the amortized cost basis of this security. We will continue to reassess liquidity in future reporting periods based on several factors, including the success or failure of future auctions, possible failure of the investment to be redeemed, deterioration of the credit rating of the investment, market risk and other factors.

In determining the fair value of bond and ARS investments, we consider the individual ratings of each holding. With regard to bonds, we consider the following: the underlying rating of the issuer irrespective of the insurance; the performance of the issuer; the term of the bond; and the quality of bond insurance provided by the rating of the bond insurer. With regard to valuation of our ARS, which is made up of student loans, we consider the underlying credit quality of comparable student loan portfolios and the average life of the underlying student loan assets and apply a discount related to the illiquidity of our ARS due to past failed auctions. Based on these inputs, we have applied a discount of 325-basis points to the London interbank offered rate resulting in a valuation of $0.7 million from a costs basis of $1.0 million as of March 31, 2013. At the reporting dates and in the future, we recognize that this investment is subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by the current global financial environment. The fair value of this investment accordingly will continue to change, and we will continue to evaluate its carrying value.

Unrealized gains or losses related to available-for-sale securities are recorded in accumulated other comprehensive income (“AOCI”). When securities are sold and a realized gain or loss is recognized, the amount is reclassified from AOCI to the income statement. For the quarters ended March 31, 2013 and 2012, there were no realized gains or losses recognized in the income statement for the sale of investments.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the balances of AOCI and the gain recognized in other comprehensive income (“OCI”) related to unrealized gains and losses for available-for-sale securities in the periods indicated (in thousands):

	Accumulated Other Comprehensive Income
	Available-for-sale securities
	2013	2012
Balance, January 1,	$(180)	$135
Other comprehensive income, net of income taxes	48	107
Balance, March 31,	$(132)	$242

5. Derivative Financial Instruments

The majority of our travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar for our non-directly delivered programs. We use forward contracts that allow us to acquire the foreign currency at a fixed price for a specified point in time to provide a hedge against foreign currency risk. All of our derivatives are cash flow hedges and at March 31, 2013, all contracts qualified for cash flow hedge accounting.

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

At March 31, 2013, the following forward contracts were outstanding (in thousands):

	Notional Amount	Matures
Forward contracts:
Euro	10,400	April 2013 - March 2014
Australian dollar	6,100	April 2013 - July 2014
British pound	2,570	April 2013 - June 2014
Canadian dollar	1,610	April 2013 - June 2014
New Zealand dollar	405	May 2013 - July 2013

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of our forward contracts were as follows (in thousands):

	March 31, 2013
	Derivatives designated as hedging instruments		Total Net
	Assets	Liabilities	Assets
Forward contracts	$401	$346	$55

	December 31, 2012
	Derivatives designated as hedging instruments		Total Net
	Assets	Liabilities	Assets
Forward contracts	$952	$115	$837

The net derivative assets at March 31, 2013 and December 31, 2012 are reported in the consolidated balance sheet as current and long-term foreign currency exchange contracts.

The following table summarizes the balances of AOCI and the gain (loss) recognized in OCI for derivatives designated as hedging instruments (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Foreign currency exchange contracts
	2013	2012
Balance, January 1,	$544	$(1,153)
Other comprehensive income (loss), net of income taxes	(509)	933
Balance, March 31,	$35	$(220)

Unrealized gains on forward contracts recorded in AOCI at March 31, 2013, which are expected to be realized in net revenue during the next 12 months, were approximately $32 thousand. This amount was computed using the fair value of the cash flow hedges at March 31, 2013, and may change before actual reclassification from AOCI.

For the three months ended March 31, 2013 and 2012, there were no gains or losses recognized in the income statement for derivatives designated as hedging instruments.

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

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three months ended March 31, 2013 and 2012.

	Three months ended		Three months ended
	March 31, 2013		March 31, 2012
Expected dividend yield	4.68%		4.25%
Expected stock price volatility	59.43%		65.52%
Risk-free interest rate	2.02%		1.99%
Expected life of options	4.64	Years	4.67	Years
Estimated fair value per option granted	$1.68		$2.30

The dividend yield is based on expected quarterly cash dividends paid to our shareholders as of the date of grant. Expected stock price volatility is based on historical volatility of our stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Additionally, an annualized forfeiture rate of 12.2 percent is used as an estimate of future forfeitures based on our historical forfeiture experience. The stock-based compensation expense is adjusted in later periods if the actual forfeiture rate is different from the estimate.

Total stock-based compensation expense recognized in the consolidated statement of operations for the quarter ended March 31, 2013 was approximately $1.8 million before income taxes. Of the total stock-based compensation expense during the quarter, stock option expense was approximately $0.9 million, restricted stock award expense was approximately $0.9 million.

On February 25, 2013, Jeffrey D. Thomas, our former President and Chief Executive Officer, and Margaret M. Thomas, our former Executive Vice President, tendered their resignations from all of their positions held with the Company to our Board of Directors. In connection with Mr. and Ms. Thomas’ resignations, we entered into separation agreements effective February 25, 2013. Inclusive in the total stock-compensation expense recognized for the quarter ended March 31, 2013, was approximately $1.5 million in expense related to accelerated vesting of stock options and stock grants as part of the separation agreements. For additional information regarding these agreements, see Note 10 “Commitments and Contingencies.”

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents information about outstanding common stock options and restricted grants as of March 31, 2013:

	Options and Awards Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Shares	Weighted- Average ExercisePrice
Restricted Stock Awards
$0.00	228,454	2.60	N/A	N/A	N/A
Stock Options
$4.50 - 6.93	731,319	6.14	$4.65	284,527	$4.53
6.94 - 10.39	260,002	1.75	9.19	236,077	9.25
10.40 - 13.86	419,299	2.20	11.55	369,745	11.55
13.87 - 17.32	266,846	0.39	16.93	266,846	16.93
17.33 - 20.79	5,496	5.11	18.41	5,496	18.41
20.80 - 24.25	1,000	2.38	21.09	1,000	21.09
24.26 - 27.72	175,146	0.23	27.07	175,146	27.07
27.73 - 31.18	5,958	3.63	29.74	5,958	29.74
31.19 - 34.65	3,711	4.10	34.65	3,711	34.65
Total Stock Options	1,868,777	3.25	$10.87	1,348,506	$12.92
Combined	2,097,231	3.18	$9.68	1,348,506	$12.92

At March 31, 2013, the aggregate value of restricted stock was $1.0 million and the aggregate intrinsic value of outstanding and exercisable stock options was zero based on our $4.31 closing stock price at March 31, 2013. The intrinsic value is the amount that would have been received by the optionees had all restricted stock been vested and all stock options been exercised on that date. As of March 31, 2013, total unrecognized stock-based compensation expense related to non-vested stock options and non-vested restricted stock awards was approximately $1.7 million, which is expected to be recognized over approximately 3.87 years.

The following table presents information about stock option and restricted stock activity during the three months ended March 31, 2013:

	Restricted Stock Awarded	Weighted- Average Grant Date Fair Value	Stock Options	Weighted- Average Exercise Price
Balance at December 31, 2012	446,946	$7.24	1,877,500	$11.02
Granted	13,604	4.67	37,808	4.67
Forfeited	(3,542)	6.96	(45,410)	12.31
Vested	(228,554)	8.23	N/A	N/A
Exercised	N/A	N/A	(1,121)	4.52
Balance at March 31, 2013	228,454	$6.10	1,868,777	$10.87

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Net Loss and Dividends per Share

The following table presents a reconciliation of basic and diluted loss per share computations (in thousands, except per share data and anti-dilutive stock option counts):

	Three months ended March 31,
	2013	2012
Numerator:
Net loss	$(8,059)	$(7,906)

Denominator:
Weighted-average shares outstanding	16,639	17,213
Effect of unvested restricted stock awards considered participating securities	362	363
Weighted-average shares outstanding – basic	17,001	17,576
Effect of dilutive common stock options	-	-
Weighted-average shares outstanding – diluted	17,001	17,576

Net loss per share – basic	$(0.47)	$(0.45)

Net loss per share – diluted	$(0.47)	$(0.45)

Cash dividends declared per share	$0.06	$0.06

Stock options excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive	1,323,000	1,552,000

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Segment information for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Three months ended March 31, 2013			Three months ended March 31, 2012
	Ambassador Programs and Other (1)			Ambassador Programs and Other (1)

		BookRags	Consolidated		BookRags	Consolidated
Total revenue	$1,894	$999	$2,893	$1,267	$1,198	$2,465
Gross margin	$522	$870	$1,392	$381	$1,028	$1,409
Depreciation and amortization	$1,164	$162	$1,326	$1,039	$142	$1,181
Operating income (loss)	$(13,125)	$332	$(12,793)	$(11,962)	$477	$(11,485)
Income tax provision (benefit)	$(4,707)	$120	$(4,587)	$(3,481)	$145	$(3,336)
Net income (loss)	$(8,271)	$212	$(8,059)	$(8,248)	$342	$(7,906)
Total additions to property, plant, and equipment	$809	$92	$901	$597	$102	$699
Total additions to goodwill and intangible assets	$-	$82	$82	$-	$132	$132
Intangible assets, excluding goodwill	$-	$3,553	$3,553	$-	$3,440	$3,440
Total assets	$111,054	$13,740	$124,794	$134,039	$16,874	$150,913

(1)	Ambassador Programs and Other include all travel programs offered by Ambassador Programs and World Adventures Unlimited as well as corporate overhead.

Any intercompany sales or services provided are eliminated upon consolidation.

9. Supplemental Disclosures of Consolidated Statements of Cash Flows

Our non-cash investing and financing activities during the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	March 31, 2013	March 31, 2012
Unrealized gain (loss) on foreign currency exchange contracts	$(782)	$1,406
Unrealized gain on available-for-sale securities	$74	$162
Property and equipment	$(30)	$(21)

10.  Commitments and Contingencies

On February 25, 2013, Jeffrey D. Thomas, our former President and Chief Executive Officer, and Margaret M. Thomas, our former Executive Vice President, tendered their resignations to our Board of Directors. In connection with Mr. and Ms. Thomas’ resignations, we entered into separation agreements effective February 25, 2013. Under the terms of the separation agreements, cash payouts of approximately $0.8 million and $0.4 million are to be made to Mr. and Ms. Thomas, respectively, which during the first quarter of 2013 was fully expensed. As of March 31, 2013, approximately $1.0 million in cash payments remained to be paid within the next twelve months under the terms of the agreements. Additionally, the separation agreements called for immediate vesting of stock options and stock grants for both Mr. Thomas and Ms. Thomas.  During the first quarter of 2013, we recorded approximately $1.5 million in additional expense related to the accelerated vesting of stock options and stock grants.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Under our Bylaws, our directors and officers have certain rights to indemnification by us against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which covers certain liabilities arising from our obligation to indemnify our directors and officers and former directors in certain circumstances. No material indemnification liabilities were accrued at March 31, 2013.

11. Listing of Corporate Headquarters for Sale

In April 2012, our Board of Directors approved the listing for sale of our corporate headquarters building located in Spokane, Washington. We intend to relocate our headquarters to a new leased location in Spokane upon sale. We will continue to classify the building as an asset held for use until the sale is probable within 12 months and it becomes unlikely that significant changes to the plan will be made. Dependent on the offers received for the building, our Board of Directors may elect not to sell the building and the planned sale could be withdrawn. The initial listing price for the building itself and underlying land is $13.3 million. The asset has a total net carrying value, including all related assets, of approximately $15.7 million and is recoverable as an asset held for use. However, we will continue to reassess the fair value of the building at each reporting period to determine whether the building qualifies as an asset held for sale and if the carrying value is recoverable as the proposed sale process continues. If the carrying value is not deemed to be recoverable based on current market conditions, we may be required to record impairment charges for these assets in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may appear throughout this report, including without limitation, statements in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. For a detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, please refer to Item 1A Risk Factors disclosure in our Annual Report on Form 10-K filed on March 11, 2013. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our core program offering is an international destination trip for U.S. students in the 11 to 17 year old age group (“Student Ambassador Program”). We also offer domestic destination travel programs for U.S. students and international students from over 60 countries focused on leadership and education (“Leadership Ambassador Program”). During 2011, we began to expand our in-bound travel programs by establishing a Beijing office traveling Chinese students on U.S. destination trips (“People to People – China”).

In addition to our People to People student programs, we operate professional travel programs for adults under the People to People brand (“Citizen Ambassador Program”) and a student travel operation under the Discovery Student Adventures brand. Our Discovery Student Adventures programs are associated with Discovery Student Education and operates through a teacher recruited revenue model. Lastly, we operate BookRags (www.bookrags.com), an education oriented research website which provides study guides, lesson plans and other educational resources to students and teachers. The site attracts students and teachers each month to its millions of pages of content, which includes internally developed material, licensed material, and user-generated content.

As further discussed below, our operating results depend on the number of travelers that attend our programs (“travelers” or “delegates”), the fees we are able to charge for each traveler net of pass-through expenses associated with non-directly delivered programs such as airfare and third-party tour operator fees (“total revenue”), and the direct costs associated with the traveler’s itinerary on directly delivered programs including airfare, hotel charges, meal costs, event and location fees, chaperone costs, tour manager fees, and the cost of in-country travel (“cost of sales”). Our business is highly seasonal and the second quarter and third quarters are typically our highest period for gross revenue and cost of sales activity. The majority of sales and marketing expenses are incurred in the third and fourth quarters of each fiscal year to attract delegates for the following year, while the associated revenue is generally recognized in the second and third quarter of the following fiscal year.

Executive Summary

Our strategy is to maintain our high quality and unique out-of-classroom educational experiences while increasing our volume of business through multi-channel marketing. In order to grow our business, our operating plans include the following: further integrating digital and social marketing into our methodology, introducing new conversion channels while refining existing avenues; building and preserving high quality customer relationships; engaging our customers year-round while offering a wider range of product offerings; and managing our cost structure to protect profitability.

We are focused on retaining current delegates while securing new delegates as we prepare for the summer travel season, which begins in June. We are concentrating our retention efforts through increased social media and digital engagement and high touch, customized family engagement. As a result, our retention rates have improved over prior year levels.  In addition, our summer program selling season will continue through our first departure in June in an effort to capture incremental enrollments from the last minute demand.

As part of our strategic focus, we are dedicated to a year-round marketing approach. We began selling 2014 travel in February 2013 and launched our first-ever spring campaign in March 2013. Thus far, we have generated a greater number of enrollments for the 2014 travel season compared to any other travel season in our history at this point in the year. We believe our multi-channel strategy, with an emphasis on cross-channel coordination of direct mail and digital, will enable us to be successful in our year-round approach and is playing a significant role in our initial results. While these early enrollments are likely a shift in the timing of enrollments that would have occurred during our fall campaign, we believe the longer customer engagement and payment periods offered to our early enrollments will help improve retention efforts with minimal additional cost. We believe the shift towards a year-round strategy better aligns us with consumer interest and demand, while potentially mitigating some of the risk associated with the historical reliance on the fall marketing campaign, as well as offsetting some of the seasonality inherent in our summer-focused travel business.

As we have seen delegate counts diminish, we are also attentive to rightsizing our cost structure to ensure meaningful profitability for the future. Our focus will continue to remain on our Student Ambassador Programs, which is our largest and most established brand. We plan to continue to evaluate the changes in our business and look to optimize our product offerings, while improving costs and operating efficiencies.

Results of Operations

Consolidated financial results for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Total revenue	$2,893	$2,465	$428	17%
Cost of goods sold	1,501	1,056	445	42%
Gross margin	1,392	1,409	(17)	-1%
Selling and marketing expenses	8,519	8,687	(168)	-2%
General and administrative expenses	5,666	4,207	1,459	35%
Operating loss	(12,793)	(11,485)	(1,308)	11%
Other income	147	243	(96)	-40%
Loss before income tax benefit	(12,646)	(11,242)	(1,404)	12%
Income tax benefit	4,587	3,336	1,251	38%
Net loss	$(8,059)	$(7,906)	$(153)	2%

During the three months ended March 31, 2013, we traveled 572 delegates compared to 747 during the first quarter of 2012. Our first quarter is typically a low quarter for delegate counts and associated revenue as we travel the majority of our customers in the second and third quarters of the year.

Overall, our total revenue increased $0.4 million, or 17 percent, during the three months ended March 31, 2013 compared to the same period in 2012, primarily due to a 49 percent increase in travel-related revenue offset by a 17 percent decline in revenue from BookRags. The increase in travel revenue was primarily related to a higher priced program mix offered in the first quarter of 2013 compared to 2012. The decline in BookRags revenue was due to decline in traffic to the website and timing of advertising revenue in the first quarter of 2013 compared to the same period in 2012.

Gross margin for the quarter ended March 31, 2013 was $1.4 million, in line with gross margin for the same period in 2012, reflecting an increase in the cost of goods sold which offsets the increase in revenue related to the higher priced programs offered in the first quarter of 2013. Gross margin as a percentage of gross revenues declined to 48.1 percent during the first quarter of 2013 compared to 52.4 percent during the same period in 2012, primarily due to a lower mix of revenue from BookRags.

Operating expenses increased $1.3 million, or 10 percent, during the quarter ended March 31, 2013, compared to the same period in 2012. The increase reflects approximately $2.7 million in separation payments and expenses related to accelerated vesting of stock options and grants associated with the resignation of Jeffrey D. Thomas, our former President and Chief Executive Officer, and Margaret M. Thomas, our former Executive Vice President, during the first quarter of 2013.  Offsetting the increase in operating expense was approximately $0.6 million in reimbursement of legal fees received during the first quarter of 2013 that had been previously expensed as part of the now closed SEC investigation. During the first quarter of 2012, we incurred approximately $0.6 million in legal fees related to the SEC investigation, approximately $0.2 million in legal expenses associated with a previously disclosed proxy contest, and approximately $0.2 in costs associated with a reduction in force. Outside of these costs, operating expenses declined approximately $0.2 million during the quarter ended March 31, 2013, compared to the same period in 2012.

We recorded income tax benefits using effective income tax rates of 36.3 percent and 29.7 percent applied to pre-tax losses for the three months ended March 31, 2013 and 2012, respectively. The difference from our statutory rate of 34 percent during 2013 was primarily due to the impact of tax exempt interest income on projected net loss for the year ended December 31, 2013. The difference from our statutory rate of 34 percent during 2012 was primarily due to the impact of tax exempt interest income earned in relation to projected net income for the year ended December 31, 2012. Income tax benefit recorded during the first quarter of 2013 was $1.3 million greater than income tax benefit recorded in the same period in 2012. As a result of the change in tax benefit recorded, net loss was lower by $0.2 million in the three months ended March 31, 2013, compared to the same period in 2012.

Results of Operations by Segment

Segment results of operations for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	Three months ended March 31, 2013			Three months ended March 31, 2012
	Ambassador Programs and Other (1)			Ambassador Programs and Other (1)

		BookRags	Consolidated		BookRags	Consolidated
Total revenue	$1,894	$999	$2,893	$1,267	$1,198	$2,465
Cost of goods sold	1,372	129	1,501	886	170	1,056
Gross margin	522	870	1,392	381	1,028	1,409
Selling and marketing expenses	8,103	416	8,519	8,302	385	8,687
General and administrative expenses	5,544	122	5,666	4,041	166	4,207
Operating income (loss)	(13,125)	332	(12,793)	(11,962)	477	(11,485)
Other income	147	-	147	233	10	243
Income before income tax benefit (provision)	(12,978)	332	(12,646)	(11,729)	487	(11,242)
Income tax benefit (provision)	4,707	(120)	4,587	3,481	(145)	3,336
Net income (loss)	$(8,271)	$212	$(8,059)	$(8,248)	$342	$(7,906)

(1)	Ambassador Programs and Other include all travel programs offered by Ambassador Programs and World Adventures Unlimited as well as corporate overhead.

See ‘Results of Operations’ above for a discussion of year over year variances for Ambassador Programs and Other, as it represents the largest portion of our operating results, and a discussion of BookRags year over year variances where applicable.

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

2013 Net Enrollments

Net enrollments on a forward looking basis consist of all active participants, which we define as those who have enrolled in our programs less those who have already withdrawn for the travel year referenced, including travel that has already been completed. This is a point in time measurement that we use as an indication of future gross revenues for our travel programs. Enrolled revenue consists of estimated gross receipts to be recognized, in the future, upon travel of an enrolled participant and may not result in the actual gross receipts eventually recognized due both to withdrawals from our programs and expected future enrollments. We anticipate the decline in enrolled revenue will translate to lower gross revenue in 2013 for our travel programs compared to 2012 travel.  We will continue to work to improve retention of our delegates and reduce this gap, but there can be no guarantee that we will be successful. This non-GAAP measure relates to our travel programs only and does not include anticipated revenue for BookRags.

	As of April 28, 2013 and 2012
	Delegates
Enrollment detail for travel year	2013	2012	Change	% Change
Student Ambassadors	14,637	18,627	(3,990)	-21.4%
Total, all programs	18,911	22,537	(3,626)	-16.1%

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

Deployable Cash Reconciliation (in thousands)
	March 31,		December 31,
	2013	2012	2012
Cash, cash equivalents and short-term available-for-sale securities	$55,933	$83,699	$38,272
Prepaid program cost and expenses	26,361	23,053	17,217
Less: Participants’ deposits	(63,178)	(73,775)	(25,735)
Less: Accounts payable / accruals / other liabilities	(5,055)	(5,439)	(4,349)
Deployable cash	$14,061	$27,538	$25,405

Free Cash Flow

Free cash flow is calculated as cash flow from operations less the purchase of property, equipment and intangible assets. Management believes this non-GAAP measure is useful to investors in understanding the cash generated or distributed within the current period for future use in operations. See the ‘Liquidity’ section below for explanations of cash sources and uses.

Free Cash Flow Reconciliation (in thousands)

	Three months ended March 31,
	2013	2012	$ Change
Net cash provided by operating activities	$20,131	$26,934	(6,803)
Purchase of property, equipment and intangibles	(688)	(851)	163
Free cash flow	$19,443	$26,083	(6,640)

Liquidity and Capital Resources

Total assets at March 31, 2013 were $124.8 million, of which 45 percent, or $55.9 million, were cash, cash equivalents and short-term available-for-sale securities. At March 31, 2012, total assets were $150.9 million, of which 56 percent, or $83.7 million, were cash, cash equivalents and short-term available-for-sale securities.

Net cash provided by operations was $20.1 million and $26.9 million during the three months ended March 31, 2013 and 2012, respectively. The change was primarily due to a decrease in participant deposits caused primarily by declining delegate counts, offset by the timing of payments related to the executive separation agreements discussed above that were fully expensed during the first quarter of 2013.

Net cash used in investing activities was $16.1 million during the first three months of 2013 compared to $35.2 million during the first three months of 2012. The decline in cash used in investing activities during the current period was partially due to a reduction in the net purchases of available-for-sale securities due to reduced participant deposits. Additionally, during the first quarter of 2012 we made more investment purchases as part of a transfer of part of our portfolio to new account managers.

Net cash used in financing activities was $1.9 million and $1.2 million during the three months ended March 31, 2013 and 2012, respectively. The increase in cash used in financing activities was primarily due to repurchases of our common stock through buybacks and share surrenders during the first three months of 2013.

We maintain an unsecured revolving line of credit with Wells Fargo Bank, National Association, which at March 31, 2013, had an unused line of credit of $20.0 million. In order to utilize this line of credit, we must comply with certain covenants. These covenants include deployable cash greater than zero, tangible net worth greater than $40.0 million and net income after taxes for the current and previous three quarters of greater than $2.0 million through June 30, 2013, increasing to $4.0 million as of September 30, 2013 and each quarter thereafter. At March 31, 2013, we were not in compliance with the covenant that requires us to maintain a minimum net income of $2.0 for the current and previous three quarters. On April 25, 2013, we received a waiver of the requirement to comply with this covenant for the period ending March 31, 2013 from Wells Fargo and there are no current restrictions on our borrowings. For additional information regarding our line of credit, see Note 7, “Line of Credit,” in our Annual Report on Form 10-K filed on March 11, 2013.

Subsequent to the end of the reporting period, our Board of Directors suspended our quarterly dividend. The Board’s decision was based on a number of factors including financial performance, earnings from operations, available cash resources, and cash requirements. There can be no assurance that the Board of Directors will or will not declare dividends in the future.

Contractual Obligations

We do not have any material capital expenditure commitments for 2013. Our business is not capital intensive and we believe that existing cash and cash equivalents and cash flows from operations will be sufficient to fund our anticipated operating needs and capital expenditures through 2013. For additional information related to our contractual obligations, please refer to our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed on March 11, 2013.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported disclosures of assets, liabilities, revenue and expenses. Our estimates are based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business.  We consider that our most critical accounting estimates are related to the valuation of available-for-sale securities, valuation of goodwill and intangible assets, foreign currency exchange contracts, revenue recognition, and contingencies and litigation as they require us to make assumptions that may be highly uncertain at the time the accounting estimates were made and changes in them are reasonably likely to occur from period to period.  There are other items within our consolidated financial statements that require estimation but are not deemed to be critical.  Changes in estimates used in these and other items could have a material impact on our consolidated financial statements. For a more complete discussion, please refer to our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed on March 11, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no significant change to our market risks as discussed in ‘Market Risk,’ as part of Item 7, ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’ in our Annual Report on Form 10-K filed on March 11, 2013.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of March 31, 2013, the end of the period covered by this report, our interim chief executive officer and chief financial officer reviewed, evaluated and concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were effective.  These controls and procedures are designed to ensure information required to be disclosed in our Form 10-Q filed or submitted under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and has been accumulated and communicated to our management including our interim chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

In the three months ended March 31, 2013, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

The information contained in Note 10, “Commitments and Contingencies” to our consolidated financial statements is incorporated by reference to this Item.

Item 1A. Risk Factors

As of the date of this report, there have been no material changes to our risk factors, as discussed in Item 1A, ‘Risk Factors,’ contained in our Annual Report on Form 10-K filed on March 11, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On various dates between May 2004 and May 2011, our Board of Directors authorized the repurchase of shares of our Common Stock in the open market or through private transactions (the “Repurchase Plan”). As of March 31, 2013, approximately $13.1 million was available to repurchase shares of our Common Stock under the Repurchase Plan.
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Program
January 1 - January 31, 2013	16,300	4.26	16,300	$13,073,565
February 1 - February 28, 2013	93,431	4.47	-	$13,073,565
March 1 - March 31, 2013	-	-	-	$13,073,565
Total	109,731		16,300

    (1) In February 2013, we acquired and cancelled 93,431 shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock.

Item 6. Exhibits

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASSADORS GROUP, INC.
Date: May 8, 2013	By: /s/ANTHONY F. DOMBROWIK
Anthony F. Dombrowik,
Interim Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002