Form 10-Q
period 2013-06-30
AMBASSADORS GROUP INC
filed 2013-08-06
CIK 1162315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ____________.

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

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of July 30, 2013 was 16,983,331.

AMBASSADORS GROUP, INC.
FORM 10-Q QUARTERLY REPORT

PART I

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of June 30, 2013 and December 31, 2012
(in thousands, except share and per share data)

	UNAUDITED	AUDITED
	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$4,494	$6,150
Available-for-sale securities and other	51,358	32,122
Foreign currency exchange contracts	-	837
Prepaid program costs and expenses	26,354	17,217
Accounts receivable	905	850
Deferred tax assets	583	221
Total current assets	83,694	57,397
Property and equipment, net	25,656	26,344
Available-for-sale securities	716	723
Intangibles	3,540	3,565
Goodwill	9,781	9,781
Other long-term assets	83	85
Total assets	$123,470	$97,895

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$6,668	$4,238
Participants’ deposits	47,785	25,735
Foreign currency exchange contracts	358	-
Other liabilities	77	111
Total current liabilities	54,888	30,084
Participants’ deposits	1,673	-
Foreign currency exchange contracts	53	-
Deferred tax liabilities	4,333	2,688
Total liabilities	60,947	32,772

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 shares authorized; 16,986,843 and 17,047,470 shares issued and outstanding, respectively	170	170
Retained earnings	62,986	64,589
Accumulated other comprehensive gain (loss)	(633)	364
Stockholders’ equity	62,523	65,123
Total liabilities and stockholders’ equity	$123,470	$97,895

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three and six months ended June 30, 2013 and 2012
(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net revenue, non-directly delivered programs	$21,183	$27,754	$21,183	$27,843
Gross revenue, directly delivered programs	2,270	3,047	4,164	4,225
Gross revenue, internet and advertising	1,029	1,005	2,028	2,203
Total revenue	24,482	31,806	27,375	34,271
Cost of sales, directly delivered programs	1,553	2,013	2,925	2,899
Cost of sales, internet and advertising	126	133	255	303
Gross margin	22,803	29,660	24,195	31,069
Operating expenses:
Selling and marketing	7,323	6,483	15,842	15,170
General and administrative	2,938	4,384	8,604	8,591
Total operating expenses	10,261	10,867	24,446	23,761
Operating income (loss)	12,542	18,793	(251)	7,308
Other income (expense):
Interest and dividend income	160	618	287	859
Foreign currency and other income	1	(5)	21	(3)
Total other income	161	613	308	856
Income before income tax provision	12,703	19,406	57	8,164
Income tax provision	(4,611)	(5,208)	(24)	(1,872)
Net Income	$8,092	$14,198	$33	$6,292

Weighted-average common shares outstanding - basic	16,960	17,602	16,980	17,600
Weighted-average common shares outstanding - diluted	16,960	17,602	16,980	17,600

Net income per share - basic	$0.48	$0.81	$0.00	$0.36
Net income per share - diluted	$0.48	$0.81	$0.00	$0.36

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the three and six months ended June 30, 2013 and 2012
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	8,092	14,198	33	6,292
Unrealized gain (loss) on foreign currency exchange contracts, net of income tax benefit (provision) of $163, $75, $437 and ($399)	(302)	(192)	(811)	740
Unrealized loss on available-for-sale securities, net of income tax benefit of $126, $70, $100 and $14	(235)	(135)	(186)	(27)
Comprehensive income (loss)	$7,555	$13,871	$(964)	$7,005

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended June 30, 2013 and 2012
(in thousands)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$33	$6,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,711	2,412
Stock-based compensation	1,957	720
Deferred income tax benefit	(275)	(80)
Loss on disposition and impairment of property and equipment	7	-
Excess tax shortfall from stock-based compensation	2,095	232
Change in assets and liabilities:
Accounts receivable and other assets	(53)	(161)
Prepaid program costs and expenses	(9,189)	(11,526)
Accounts payable, accrued expenses, and other current liabilities	2,406	3,865
Participants’ deposits	23,723	26,931
Net cash provided by operating activities	23,415	28,685

Cash flows from investing activities:
Purchase of available-for-sale securities	(26,844)	(69,537)
Proceeds from sale of available-for-sale securities	7,329	29,734
Purchase of property and equipment	(1,799)	(2,704)
Purchase of intangibles	(164)	(293)
Net cash used in investing activities	(21,478)	(42,800)

Cash flows from financing activities:
Repurchase of Common Stock	(486)	-
Dividend payment to shareholders	(1,017)	(2,110)
Proceeds from exercise of stock options	5	-
Excess tax shortfall from stock-based compensation	(2,095)	(232)
Net cash used in financing activities	(3,593)	(2,342)

Net decrease in cash and cash equivalents	(1,656)	(16,457)
Cash and cash equivalents, beginning of period	6,150	19,519
Cash and cash equivalents, end of period	$4,494	$3,062

The accompanying notes are an integral part of the consolidated financial statements

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company
Ambassadors Group, Inc. (the “Company”, “we”, “us” or “our”) is an educational company primarily engaged in organizing and promoting differentiated worldwide travel programs for students and professionals.  In addition, we operate an education oriented research website, called BookRags.com, which provides study guides, lesson plans and other educational resources to students and teachers. These consolidated financial statements include the accounts of Ambassadors Group, Inc., and our wholly owned subsidiaries, Ambassador Programs, Inc., World Adventures Unlimited, Inc., Ambassadors Unlimited, LLC, AGI Hong Kong Limited, Beijing People to People Education Consultation Co., Ltd, Marketing Production Systems LLC, and BookRags, Inc (“BookRags”). All significant intercompany accounts and transactions, which are of a normal recurring nature, are eliminated in consolidation.

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being materially misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2013 are not indicative of the results that may be expected for the year ending December 31, 2013.

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

For a more complete discussion, please refer to our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed for the year ended December 31, 2012 on March 11, 2013.

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

Our financial instruments are measured and recorded at fair value. Our non-financial assets, including property and equipment, intangible assets and goodwill, are measured at fair value upon acquisition, reviewed at least annually for impairment, and are fully assessed if there is an indicator of impairment. An adjustment would be made to the fair value of non-financial assets if an impairment charge is recognized.

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

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the composition of our investments at June 30, 2013 and December 31, 2012 (in thousands):

				Classification on Balance Sheet
June 30, 2013	Amortized Cost	Unrealized Gains (Losses)	Aggregate Fair Value	Cash and cash equivalents	Short-term available-for- sale securities	Long-term available-for- sale securities
Auction rate securities (“ARS”), greater than one year	$1,000	$(284)	$716	$-	$-	$716
Money market funds, ninety days or less	50	-	50	50	-	-
Municipal securities1
One year or less2	43,093	(109)	42,984	-	42,984	-
After one year through three years	2,517	2	2,519	-	2,519	-
Greater than three years	6,019	(164)	5,855	-	5,855	-
Total	$52,679	$(555)	$52,124	$50	$51,358	$716

				Classification on Balance Sheet
December 31, 2012	Amortized Cost	Unrealized Gains (Losses)	Aggregate Fair Value	Cash and cash equivalents	Short-term available-for- sale securities	Long-term available-for- sale securities
ARS, greater than one year	$1,000	$(277)	$723	$-	$-	$723
Money market funds, ninety days or less	1,150	-	1,150	1,150	-	-
Municipal securities1
One year or less2	26,885	(1)	26,884	-	26,884	-
After one year through three years	1,345	7	1,352	-	1,352	-
Greater than three years	3,884	2	3,886	-	3,886	-
Total	$34,264	$(269)	$33,995	$1,150	$32,122	$723

1Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

2Amounts include short-term municipal security funds that do not have a set maturity date. The aggregate fair value of short-term municipal securities was $42.1 million and $26.1 million as of June 30, 2013, and December 31, 2012, respectively.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at June 30, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements at Reporting Date Using

June 30, 2013	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial assets:
ARS	$716	$-	$-	$716
Money market funds	50	50	-	-
Municipal securities1	51,358	51,358	-	-
Foreign currency exchange contracts	36	-	36	-
Total financial assets	$52,160	$51,408	$36	$716
Financial liabilities:
Foreign currency exchange contracts	447	-	447	-
Total financial liabilities	$447	$-	$447	$-

		Fair Value Measurements at Reporting Date Using

December 31, 2012	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial assets:
ARS	$723	$-	$-	$723
Money market funds	1,150	1,150	-	-
Municipal securities1	32,122	32,122	-	-
Foreign currency exchange contracts	952	-	952	-
Total financial assets	$34,947	$33,272	$952	$723
Financial liabilities:
Foreign currency exchange contracts	115	-	115	-
Total financial liabilities	$115	$-	$115	$-

1 At June 30, 2013, municipal securities consisted of an 82/11/7 percent split between holdings in short-term municipal security funds, municipal revenue bonds and municipal general obligation bonds, respectively. At December 31, 2012, municipal securities consisted of an 82/12/6 split between holdings in short-term municipal security funds, municipal revenue bonds and municipal general obligation bonds, respectively. The underlying credit rating of the municipal securities at June 30, 2013 and December 31, 2012 were A+, A1 or better as defined by S&P 500 and Moody’s, respectively.

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

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair value measurements on a recurring basis using Level 3 inputs consist of one available-for-sale ARS. The following table presents a reconciliation for the three and six months ended June 30, 2013 and 2012, of available-for-sale ARS measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Six months ended		Three months ended
	June 30,		June 30,
	2013	2012	2013	2012
Beginning balance	$723	$700	$729	$703
Total realized / unrealized losses:
Included in earnings	-	-	-	-
Included in OCI	(7)	14	(13)	11
Sales and settlements	-	-	-	-
Ending balance	$716	$714	$716	$714

During the six months ended June 30, 2013, we experienced one failed ARS auction, representing principal of $1.0 million. This ARS continues to be classified as a long-term asset due to the high probability that the ARS may fail in future auctions. The next scheduled auction for this ARS is March 6, 2014. We have determined that there is no other-than-temporary impairment on this security, since we do not intend and are not required to sell this security before we have recovered the amortized cost basis, there has been no further deterioration of the credit rating of this investment, interest payments at coupon rate continue to be received and we expect to recover the amortized cost basis of this security. We will continue to reassess liquidity in future reporting periods based on several factors, including the success or failure of future auctions, possible failure of the investment to be redeemed, deterioration of the credit rating of the investment, market risk and other factors.

In determining the fair value of bond and ARS investments, we consider the individual ratings of each holding. With regard to bonds, we consider the following: the underlying rating of the issuer irrespective of the insurance; the performance of the issuer; the term of the bond; and the quality of bond insurance provided by the rating of the bond insurer. With regard to valuation of our ARS, which is made up of student loans, we consider the underlying credit quality of comparable student loan portfolios and the average life of the underlying student loan assets and apply a discount related to the illiquidity of our ARS due to past failed auctions. Based on these inputs, we have applied a discount of 343-basis points to the London interbank offered rate resulting in a valuation of $0.7 million from a costs basis of $1.0 million as of June 30, 2013. At the reporting dates and in the future, we recognize that this investment is subject to general credit, liquidity, market and interest rate risks. The fair value of this investment accordingly will continue to change, and we will continue to evaluate its carrying value.

Unrealized gains or losses related to available-for-sale securities are recorded in accumulated other comprehensive income (“AOCI”). When securities are sold and a realized gain or loss is recognized, the amount is reclassified from AOCI to the income statement. For the three and six months ended June 30, 2013 and 2012, the amounts of net realized gains recognized in the income statement for the sale of investments were as follows (in thousands):

Location of gain reclassed from AOCI	Gain reclassed from AOCI
	Three and six months ended June 30,
	2013	2012
Interest and dividend income	$8	$239

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the balances of AOCI and the gain (loss) recognized in other comprehensive income (“OCI”) related to unrealized gains and losses for available-for-sale securities in the periods indicated (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Available-for-sale securities
	2013	2012
Balance, January 1,	$(180)	$135
Other comprehensive income, net of income taxes	(186)	(27)
Balance, June 30,	$(366)	$108

5. Derivative Financial Instruments

The majority of our travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar for our non-directly delivered programs. We use forward contracts that allow us to acquire the foreign currency at a fixed price for a specified point in time to provide a hedge against foreign currency risk. All of our derivatives are cash flow hedges and at June 30, 2013, all contracts qualified for cash flow hedge accounting.

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

At June 30, 2013, the following forward contracts were outstanding (in thousands):

	Notional Amount	Matures
Forward contracts:
Euro	4,300	July 2013 - March 2014
Australian dollar	4,210	July 2013 - July 2014
British pound	1,120	July 2013 - June 2014
Canadian dollar	810	August 2013 - June 2014
New Zealand dollar	40	July 2013

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of our forward contracts were as follows (in thousands):

	June 30, 2013
	Derivatives designated as hedging instruments		Total Net
	Assets	Liabilities	Liabilities
Forward contracts	$36	$447	$411

	December 31, 2012
	Derivatives designated as hedging instruments		Total Net
	Assets	Liabilities	Assets
Forward contracts	$952	$115	$837

The net derivative assets at June 30, 2013 and December 31, 2012 are reported in the consolidated balance sheet as current and long-term foreign currency exchange contracts.

The following table summarizes the balances of AOCI and the gain (loss) recognized in OCI for derivatives designated as hedging instruments (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Foreign currency exchange contracts
	2013	2012
Balance, January 1,	$544	$(1,153)
Other comprehensive income (loss), net of income taxes	(811)	740
Balance, June 30,	$(267)	$(413)

Unrealized losses on forward contracts recorded in AOCI at June 30, 2013, which are expected to be realized in net revenue during the next 12 months, were approximately $0.4 million. This amount was computed using the fair value of the cash flow hedges at June 30, 2013, and may change before actual reclassification from AOCI.

For the three and six months ended June 30, 2013 and 2012, the amount of gains and losses recognized in the income statement for derivatives designated as hedging instruments were as follows (in thousands):

Location of gain (loss) reclassed from AOCI (effective portion)	Gain (loss) reclassed from AOCI (effective portion)
	Three and six months ended June 30,
	2013	2012
Net revenue, non-directly delivered programs	$76	$(607)

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three and six months ended June 30, 2013 and 2012.

	Six months ended		Six months ended		Three months ended		Three months ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
Expected dividend yield1	1.37%		4.39%		-%		4.72%
Expected stock price volatility	54.66%		60.85%		52.68%		60.61%
Risk-free interest rate	2.08%		1.79%		2.10%		1.89%
Expected life of options	4.56	Years	4.47	Years	4.53	Years	4.46	Years
Estimated fair value per option granted	$1.63		$1.89		$1.61		$1.83

1The Company suspended quarterly dividend payments during the three months ended June 30, 2013.

The dividend yield is based on expected quarterly cash dividends paid to our shareholders as of the date of grant. Expected stock price volatility is based on historical volatility of our stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Additionally, an annualized forfeiture rate of 12.3 percent is used as an estimate of future forfeitures based on our historical forfeiture experience. The stock-based compensation expense is adjusted in later periods if the actual forfeiture rate is different from the estimate.

Total stock-based compensation expense recognized in the consolidated statement of operations for the quarter ended June 30, 2013 was approximately $0.2 million before income taxes. Of the total stock-based compensation expense during the quarter, stock option expense was approximately $0.1 million and restricted stock award expense was approximately $0.1 million. Total stock-based compensation expense recognized in the consolidated statement of operations for the six months ended June 30, 2013 was $2.0 million before income taxes. Of the total stock-based compensation expense recognized in 2013, stock option expense was $1.0 million and restricted stock award expense was $1.0 million.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents information about outstanding common stock options and restricted grants as of June 30, 2013:

	Options and Awards Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Restricted Stock Awards
$0.00	245,822	2.41	N/A	N/A	N/A
Stock Options
$4.50 - 6.93	558,865	9.18	$4.53	558,865	$4.81
6.94 - 10.39	59,603	5.82	8.50	59,603	8.56
10.40 - 13.86	129,354	6.33	11.40	129,354	11.47
13.87 - 17.32	22,464	2.65	16.78	22,464	16.78
17.33 - 20.79	5,496	4.86	18.41	5,496	18.41
20.80 - 24.25	1,000	2.12	21.09	1,000	21.09
24.26 - 27.72	6,500	2.60	26.95	6,500	26.95
27.73 - 31.18	5,958	3.38	29.74	5,958	29.74
31.19 - 34.65	3,711	3.85	34.65	3,711	34.65
Total Stock Options	792,951	8.11	$6.92	792,951	$11.33
Combined	1,038,773	6.76	$5.29	792,951	$11.33

At June 30, 2013, the aggregate value of restricted stock was $0.9 million and the aggregate intrinsic value of outstanding and exercisable stock options was zero based on our $3.55 closing stock price at June 30, 2013. The intrinsic value is the amount that would have been received by the optionees had all restricted stock been vested and all stock options been exercised on that date. As of June 30, 2013, total unrecognized stock-based compensation expense related to non-vested stock options and non-vested restricted stock awards was approximately $1.7 million, which is expected to be recognized over approximately 3.93 years.

The following table presents information about stock option and restricted stock activity during the six months ended June 30, 2013:

	Restricted Stock Awarded	Weighted- Average Grant Date Fair Value	Stock Options	Weighted- Average Exercise Price
Balance at December 31, 2012	446,946	$7.24	1,877,500	$11.02
Granted	54,907	3.84	129,119	3.89
Forfeited	(6,924)	6.64	(1,212,547)	12.95
Vested	(249,107)	7.97	N/A	N/A
Exercised	N/A	N/A	(1,121)	4.52
Balance at June 30, 2013	245,822	$5.75	792,951	$6.92

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Net Income and Dividends per Share

The following table presents a reconciliation of basic and diluted income per share computations (in thousands, except per share data and anti-dilutive stock option counts):

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012
Numerator:
Net income	$33	$6,292	$8,092	$14,198

Denominator:
Weighted-average shares outstanding	16,683	17,215	16,727	17,217
Effect of unvested restricted stock awards considered participating securities	297	385	233	385
Weighted-average shares outstanding – basic	16,980	17,600	16,960	17,602
Effect of dilutive common stock options	-	-	-	-
Weighted-average shares outstanding – diluted	16,980	17,600	16,960	17,602

Net income per share – basic	$0.00	$0.36	$0.48	$0.81

Net income per share – diluted	$0.00	$0.36	$0.48	$0.81

Cash dividends declared per share1	$0.06	$0.12	$-	$0.06

Stock options excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive	1,635,000	1,403,000	1,395,000	1,253,000

1The Company suspended quarterly dividend payments during the three months ended June 30, 2013.

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

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment information for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three months ended June 30, 2013			Three months ended June 30, 2012
	Ambassador Programs and Other1			Ambassador Programs and Other1

		BookRags	Consolidated		BookRags	Consolidated
Total revenue	$23,453	$1,029	$24,482	$30,801	$1,005	$31,806
Gross margin	$21,900	$903	$22,803	$28,788	$872	$29,660
Depreciation and amortization	$1,255	$131	$1,386	$1,096	$133	$1,229
Operating income	$12,165	$377	$12,542	$18,451	$342	$18,793
Income tax provision	$4,442	$169	$4,611	$5,160	$48	$5,208
Net income	$7,884	$208	$8,092	$13,884	$314	$14,198

	Six months ended June 30, 2013			Six months ended June 30, 2012
	Ambassador Programs and Other1			Ambassador Programs and Other1

		BookRags	Consolidated		BookRags	Consolidated
Total revenue	$25,347	$2,028	$27,375	$32,068	$2,203	$34,271
Gross margin	$22,422	$1,773	$24,195	$29,169	$1,900	$31,069
Depreciation and amortization	$2,419	$292	$2,711	$2,137	$275	$2,412
Operating income (loss)	$(960)	$709	$(251)	$6,489	$819	$7,308
Income tax provision (benefit)	$(265)	$289	$24	$1,679	$193	$1,872
Net income (loss)	$(387)	$420	$33	$5,636	$656	$6,292
Total additions to property and equipment, net	$1,600	$189	$1,789	$3,283	$113	$3,396
Total additions to intangibles	$-	$164	$164	$-	$293	$293
Intangibles	$-	$3,540	$3,540	$-	$3,505	$3,505
Total assets	$108,061	$15,409	$123,470	$132,802	$17,199	$150,001

1Ambassador Programs and Other include all travel programs offered by Ambassador Programs and World Adventures Unlimited as well as corporate overhead.

Any intercompany sales or services provided are eliminated upon consolidation.

9. Supplemental Disclosures of Consolidated Statements of Cash Flows

Our non-cash investing and financing activities during the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

	June 30, 2013	June 30, 2012
Unrealized gain (loss) on foreign currency exchange contracts	$(1,248)	$1,139
Unrealized loss on available-for-sale securities	$(286)	$(42)
Property and equipment	$(10)	$692

10.  Commitments and Contingencies

On February 25, 2013, Jeffrey D. Thomas, our former President and Chief Executive Officer, and Margaret M. Thomas, our former Executive Vice President, tendered their resignations to our Board of Directors. In connection with Mr. and Ms. Thomas’ resignations, we entered into separation agreements effective February 25, 2013. Under the terms of the separation agreements, cash payouts of approximately $0.8 million and $0.4 million are to be made to Mr. and Ms. Thomas, respectively, which during the first quarter of 2013 was fully expensed. As of June 30, 2013, approximately $1.0 million in cash payments remained to be paid within the next nine months under the terms of the agreements. Additionally, the separation agreements called for immediate vesting of stock options and stock grants for both Mr. Thomas and Ms. Thomas.

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

Under our Bylaws, our directors and officers have certain rights to indemnification by us against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which covers certain liabilities arising from our obligation to indemnify our directors and officers and former directors in certain circumstances. No material indemnification liabilities were accrued at June 30, 2013.

11. Listing of Corporate Headquarters for Sale

In April 2012, our Board of Directors approved the listing for sale of our corporate headquarters building located in Spokane, Washington. We intend to relocate our headquarters to a new leased location in Spokane upon sale. We will continue to classify the building as an asset held for use until the sale is probable within 12 months and it becomes unlikely that significant changes to the plan will be made. Dependent on the offers received for the building, our Board of Directors may elect not to sell the building and the planned sale could be withdrawn. The initial listing price for the building itself and underlying land is $13.3 million. The asset has a total net carrying value, including all related assets, of approximately $15.6 million and is recoverable as an asset held for use. However, we will continue to reassess the fair value of the building at each reporting period to determine whether the building qualifies as an asset held for sale and if the carrying value is recoverable as the proposed sale process continues. If the carrying value is not deemed to be recoverable based on current market conditions, we may be required to record impairment charges for these assets in the future.

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

As further discussed below, our operating results depend on the number of travelers that attend our programs (“travelers” or “delegates”), the fees we are able to charge for each traveler net of pass-through expenses associated with non-directly delivered programs such as airfare and third-party tour operator fees (“total revenue”), and the direct costs associated with the traveler’s itinerary on directly delivered programs including airfare, hotel charges, meal costs, event and location fees, chaperone costs, tour manager fees, and the cost of in-country travel (“cost of sales”). Our business is highly seasonal and the second quarter and third quarters are typically our highest period for gross revenue and cost of sales activity. We are shifting our marketing strategy towards a year-round approach, which will mean our sales and marketing expenses will shift with it and not necessarily be incurred in the traditional third and fourth quarters of each fiscal year. Revenue associated with selling and marketing expenses are generally recognized in the second and third quarter of the following fiscal year.

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

We are nearing the completion of our primary summer travel season and while delegate counts are down, we have focused efforts on safely traveling our delegates while also adding and retaining delegates traveling later in the year and during the 2014 summer travel season. Our retention rates this travel season improved by 10 percent year over year, which we attribute to increased social media presence, digital engagement, and high touch customer service with our delegates and their families.

As part of our strategic focus, we are dedicated to a year-round marketing approach selling our services throughout the year. We began selling 2014 travel in February 2013 and launched our first-ever significant spring campaign in March 2013. As of June 30, 2013, we have generated a greater number of enrollments for the 2014 travel season compared to any other travel season in our history at this point in the year. We believe our multi-channel strategy, with an emphasis on cross-channel coordination of direct mail and digital, will enable us to be successful in our year-round approach and is playing a significant role in our initial results. While these early enrollments are likely a shift in the timing of enrollments that would have occurred during our fall campaign, we believe the longer customer engagement and payment periods offered to our early enrollments will help improve retention efforts with minimal additional cost. We believe the shift towards a year-round strategy better aligns us with consumer interest and demand, while potentially mitigating some of the risk associated with the historical reliance on the fall marketing campaign, as well as offsetting some of the seasonality inherent in our summer-focused travel business.

We continually monitor our costs against current revenue levels and look to structure our operations to both maximize profitability and shareholder value. We are attentive to rightsizing our cost structure to ensure meaningful profitability for the future. Our focus will continue to remain on our Student Ambassador Programs, which is our largest and most established brand. We plan to continue to evaluate the changes in our business and look to optimize our product offerings, while improving costs and operating efficiencies.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2013 with the Three and Six Months Ended June 30, 2012

Consolidated financial results for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Total revenue	$24,482	$31,806	$(7,324)	-23%
Cost of goods sold	1,679	2,146	(467)	-22%
Gross margin	22,803	29,660	(6,857)	-23%
Selling and marketing expenses	7,323	6,483	840	13%
General and administrative expenses	2,938	4,384	(1,446)	-33%
Operating income	12,542	18,793	(6,251)	-33%
Other income	161	613	(452)	-74%
Income before income tax provision	12,703	19,406	(6,703)	-35%
Income tax provision	(4,611)	(5,208)	597	-11%
Net income	$8,092	$14,198	$(6,106)	-43%

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Total revenue	$27,375	$34,271	$(6,896)	-20%
Cost of goods sold	3,180	3,202	(22)	-1%
Gross margin	24,195	31,069	(6,874)	-22%
Selling and marketing expenses	15,842	15,170	672	4%
General and administrative expenses	8,604	8,591	13	0%
Operating income (loss)	(251)	7,308	(7,559)	-103%
Other income	308	856	(548)	-64%
Income before income tax provision	57	8,164	(8,107)	-99%
Income tax provision	(24)	(1,872)	1,848	-99%
Net income	$33	$6,292	$(6,259)	-99%

Total Revenue

The decrease in total revenue during the three and six months ended June 30, 2013 compared to 2012 was primarily due to an expected decline in delegate counts. During the three months ended June 30, 2013, we traveled 9,228 delegates compared to 12,042 during the same period of 2012. During the six months ended June 30, 2013, we traveled 9,800 delegates compared to 12,789 during the same period of 2012. The total revenue decline of approximately $7.3 million, or 23 percent, during the second quarter of 2013 compared to the same quarter of 2012 was driven by a 24 percent decline in travel related revenue offset by a two percent increase in revenue from BookRags due to an increase in online advertising revenue. The total revenue decline of approximately $6.9 million, or 20 percent, during the first six months of 2013 compared to the same period in 2012 was driven by a 21 percent decline in travel related revenue and an eight percent decline in BookRags revenue. The decline in BookRags revenue can be attributed to a decline in content revenue due to decreased traffic to the website experienced during the first six months of 2013.

Gross Margin

As a result of the decline in delegates traveled, gross margin decreased approximately $6.9 million during the three and six months ended June 30, 2013 compared to the same periods in 2012. For the three and six months ended June 30, 2013 gross margin as a percentage of gross revenues was 36.5 percent and 37.0 percent, respectively, and unchanged compared to the same periods in 2012. Despite the decline in delegate counts year-over-year, gross margin as a percentage of gross revenue remained flat.

Operating Expenses

Selling and marketing expenses increased approximately $0.8 million during the three months ended June 30, 2013 compared to the same period in 2012 due mainly to higher personnel and depreciation expenses. General and administrative expenses decreased approximately $1.4 million during the three months ended June 30, 2013 compared to the same period in 2012 due mostly to a reduction in legal expenses of approximately $1.0 million incurred during 2012 related to a previously disclosed proxy contest.

During the six months ended June 30, 2013, selling and marketing expenses increased approximately $0.7 million compared to the same period in 2012 due to increased personnel, depreciation, and medical insurance expenses, offset partially by non-recurring legal fees incurred during 2012. During the six months ended June 30, 2013 general and administrative expenses remained flat compared to the same period in 2012. In the first quarter of 2013, we incurred approximately $2.7 million in expense related to separation agreements with former executives. Offsetting this increase in expense was a reduction in personnel expense of approximately $0.5 million related to the capitalization of compensation for capitalized technology projects and a reversal of approximately $0.6 million in expense related to reimbursement of legal fees previously expensed as part of a now closed SEC investigation. During the first six months of 2012, we incurred approximately $1.3 million in legal and professional fees associated with a previously disclosed proxy contest, approximately $0.2 million as part of a reduction in force, and approximately $0.1 million in expenses related to the SEC investigation.

Other Income

Other income decreased to $0.2 million during the three months ended June 30, 2013 from $0.6 million during the three months ended June 30, 2012,  due to a decline in interest income earned on lower cash balances in 2013 and realized gains from the sale of investments earned during 2012.  For these same reasons, other income decreased to $0.3 million during the six months ended June 30, 2013 from $0.9 million during the six months ended June 30, 2012.

Income Taxes

We recorded income tax provisions using effective income tax rates of 42.1 percent and 22.9 percent applied to pre-tax income for the six months ended June 30, 2013 and 2012, respectively. The difference from our statutory rate of 34 percent during 2013 was primarily due to the impact of tax exempt interest income on projected net loss for the year ending December 31, 2013. The difference from our statutory rate of 34 percent during 2012 was primarily due to the impact of tax exempt interest income earned in relation to projected net income for the year ended December 31, 2012.

 Results of Operations by Segment

Segment results of operations for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three months ended June 30, 2013			Three months ended June 30, 2012
	Ambassador Programs and Other1			Ambassador Programs and Other1

		BookRags	Consolidated		BookRags	Consolidated
Total revenue	$23,453	$1,029	$24,482	$30,801	$1,005	$31,806
Cost of goods sold	1,553	126	1,679	2,013	133	2,146
Gross margin	21,900	903	22,803	28,788	872	29,660
Selling and marketing expenses	6,948	375	7,323	6,164	319	6,483
General and administrative expenses	2,787	151	2,938	4,173	211	4,384
Operating income	12,165	377	12,542	18,451	342	18,793
Other income	161	-	161	593	20	613
Income before income tax provision	12,326	377	12,703	19,044	362	19,406
Income tax provision	(4,442)	(169)	(4,611)	(5,160)	(48)	(5,208)
Net income	$7,884	$208	$8,092	$13,884	$314	$14,198

	Six months ended June 30, 2013			Six months ended June 30, 2012
	Ambassador Programs and Other1			Ambassador Programs and Other1

		BookRags	Consolidated		BookRags	Consolidated
Total revenue	$25,347	$2,028	$27,375	$32,068	$2,203	$34,271
Cost of goods sold	2,925	255	3,180	2,899	303	3,202
Gross margin	22,422	1,773	24,195	29,169	1,900	31,069
Selling and marketing expenses	15,051	791	15,842	14,466	704	15,170
General and administrative expenses	8,331	273	8,604	8,214	377	8,591
Operating income (loss)	(960)	709	(251)	6,489	819	7,308
Other income	308	-	308	826	30	856
Income before income tax provision	(652)	709	57	7,315	849	8,164
Income tax benefit (provision)	265	(289)	(24)	(1,679)	(193)	(1,872)
Net income (loss)	$(387)	$420	$33	$5,636	$656	$6,292

1Ambassador Programs and Other include all travel programs offered by Ambassador Programs and World Adventures Unlimited as well as corporate overhead.

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

2013 Net Enrollments

Net enrollments on a forward looking basis consist of all active participants, which we define as those who have enrolled in our programs less those who have already withdrawn for the travel year referenced, including travel that has already been completed. This is a point in time measurement that we use as an indication of future gross revenues for our travel programs. Enrolled revenue consists of estimated gross receipts to be recognized, in the future, upon travel of an enrolled participant and may not result in the actual gross receipts eventually recognized due both to withdrawals from our programs and expected future enrollments. We anticipate a decline in enrolled revenue, which will translate to lower gross revenue in 2013 for our travel programs compared to 2012 travel.  This non-GAAP measure relates to our travel programs only and does not include anticipated revenue for BookRags.

	As of July 28, 2013 and 2012
	Delegates
Enrollment detail for travel year	2013	2012	Change	% Change
Student Ambassadors	13,841	17,362	(3,521)	-20.3%
Total, all programs	18,197	21,151	(2,954)	-14.0%

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

Deployable Cash Reconciliation (in thousands)
	June 30,		December 31,
	2013	2012	2012
Cash, cash equivalents and short-term available-for-sale securities	$55,852	$81,937	$38,272
Prepaid program cost and expenses	26,354	24,825	17,217
Less: Participants’ deposits	(49,458)	(54,327)	(25,735)
Less: Accounts payable / accruals / other liabilities	(6,745)	(10,759)	(4,349)
Deployable cash	$26,003	$41,676	$25,405

Free Cash Flow

Free cash flow is calculated as cash flow from operations less the purchase of property, equipment and intangible assets. Management believes this non-GAAP measure is useful to investors in understanding the cash generated or distributed within the current period for future use in operations. See the ‘Liquidity’ section below for explanations of cash sources and uses.

Free Cash Flow Reconciliation (in thousands)

	Six months ended June 30,
	2013	2012	$ Change
Net cash provided by operating activities	$23,415	$28,685	(5,270)
Purchase of property, equipment and intangibles	(1,963)	(2,997)	1,034
Free cash flow	$21,452	$25,688	(4,236)

Liquidity and Capital Resources

Total assets at June 30, 2013 were $123.5 million, of which 45 percent, or $55.9 million, were cash, cash equivalents and short-term available-for-sale securities. At June 30, 2012, total assets were $150.0 million, of which 55 percent, or $81.9 million, were cash, cash equivalents and short-term available-for-sale securities.

Net cash provided by operations was $23.4 million and $28.7 million during the six months ended June 30, 2013 and 2012, respectively. The change was primarily due to lower net income and a decrease in participant deposits caused by declining delegate counts.

Net cash used in investing activities was $21.5 million during the first six months of 2013 compared to $42.8 million during the first six months of 2012. The decline in cash used in investing activities during the current period was partially due to a reduction in the net purchases of available-for-sale securities. In addition, we made more investment purchases and sales during the first six months of 2012 as part of a transfer of part of our portfolio to new account managers.

Net cash used in financing activities was $3.6 million and $2.3 million during the six months ended June 30, 2013 and 2012, respectively. The increase in cash used in financing activities was primarily due to excess tax benefits associated with the cancellation of expired stock compensation benefits and the repurchase of our common stock through buybacks and share surrenders.  Offsetting this was a reduction in cash used for dividends resulting from the suspension of quarterly dividends paid to shareholders.

Effective June 30, 2013, we amended our credit agreement with Wells Fargo Bank, National Association, modifying the principal amount available under the credit agreement and changing certain covenants. At June 30, 2013, we maintain an unsecured revolving line of credit with Wells Fargo Bank with an unused line of credit of $12.5 million. This line of credit is limited to 50 percent of deployable cash as defined above in “Key Performance Non-GAAP Financial Indicators”.  In order to utilize this line of credit, we must comply with certain covenants. These covenants include deployable cash greater than zero and tangible net worth greater than $40.0 million. At June 30, 2013, we were in compliance with all covenants. For additional information regarding our line of credit, please see our 8-K filed with the SEC on July 3, 2013.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of June 30, 2013, the end of the period covered by this report, our interim chief executive officer and chief financial officer reviewed, evaluated and concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were effective.  These controls and procedures are designed to ensure information required to be disclosed in our Form 10-Q filed or submitted under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and has been accumulated and communicated to our management including our interim chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

In the six months ended June 30, 2013, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On various dates between May 2004 and May 2011, our Board of Directors authorized the repurchase of shares of our Common Stock in the open market or through private transactions (the “Repurchase Plan”). During the quarter ended June 30, 2013, there were no shares repurchased under the Repurchase Plan. As of June 30, 2013, approximately $13.1 million was available to repurchase shares of our Common Stock under the Repurchase Plan.

Item 5. Other Information

As previously disclosed in our Form 8-K filed with the Securities and Exchange Commission on July 31, 2013, Nilofer Merchant, a former director of the Company resigned as a member of the Board of Directors effective as of July 26, 2013. In connection with this resignation, effective August 5, 2013, pursuant to the Company’s Bylaws and a resolution adopted by the Board of Directors, the number of authorized directors of the Company has been reduced from eight (8) to seven (7).

Item 6. Exhibits

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASSADORS GROUP, INC.

Date: August 6, 2013	By:	/s/ ANTHONY F. DOMBROWIK
Anthony F. Dombrowik,
Interim Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002