Form 10-Q
period 2013-09-30
AMBASSADORS GROUP INC
filed 2013-11-08
CIK 1162315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from____________ to ____________ .

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

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of October 31, 2013 was 16,983,331.

AMBASSADORS GROUP, INC.
FORM 10-Q QUARTERLY REPORT

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of September 30, 2013 and December 31, 2012
(in thousands, except share and per share data)

	UNAUDITED	AUDITED
	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$4,775	$6,150
Available-for-sale securities and other	36,240	32,122
Foreign currency exchange contracts	-	837
Prepaid program costs and expenses	7,090	17,217
Accounts receivable	1,022	850
Deferred tax assets	547	221
Total current assets	49,674	57,397
Property and equipment, net	18,948	26,344
Available-for-sale securities	717	723
Intangibles	3,529	3,565
Goodwill	9,781	9,781
Other long-term assets	82	85
Total assets	$82,731	$97,895

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$9,035	$4,238
Participants’ deposits	9,847	25,735
Foreign currency exchange contracts	90	-
Other liabilities	94	111
Total current liabilities	19,066	30,084
Deferred tax liabilities	2,330	2,688
Total liabilities	21,396	32,772

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 shares authorized; 16,983,331 and 17,047,470 shares issued and outstanding, respectively	170	170
Additional paid-in capital	196	-
Retained earnings	61,372	64,589
Accumulated other comprehensive gain (loss)	(403)	364
Stockholders’ equity	61,335	65,123
Total liabilities and stockholders’ equity	$82,731	$97,895

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three and nine months ended September 30, 2013 and 2012
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net revenue, non-directly delivered programs	$15,071	$16,746	$36,254	$44,589
Gross revenue, directly delivered programs	6,296	4,783	10,460	9,008
Gross revenue, internet and advertising	910	903	2,938	3,106
Total revenue	22,277	22,432	49,652	56,703
Cost of sales, directly delivered programs	4,128	3,273	7,053	6,172
Cost of sales, internet and advertising	125	118	380	421
Gross margin	18,024	19,041	42,219	50,110
Operating expenses:
Selling and marketing	9,589	11,289	25,431	26,459
General and administrative	2,847	3,522	11,451	12,113
Restructuring costs	1,756	-	1,756	-
Asset impairments	6,461	-	6,461	-
Total operating expenses	20,653	14,811	45,099	38,572
Operating income (loss)	(2,629)	4,230	(2,880)	11,538
Other income (expense):
Interest and dividend income	71	595	358	1,454
Foreign currency and other income	1	(2)	22	(5)
Total other income	72	593	380	1,449
Income (loss) before income tax benefit (provision)	(2,557)	4,823	(2,500)	12,987
Income tax benefit (provision)	943	662	919	(1,210)
Net Income (Loss)	$(1,614)	$5,485	$(1,581)	$11,777

Weighted-average common shares outstanding - basic	16,984	17,613	16,982	17,595
Weighted-average common shares outstanding - diluted	16,984	17,613	16,982	17,595

Net income (loss) per share - basic	$(0.10)	$0.31	$(0.09)	$0.67
Net income (loss) per share - diluted	$(0.10)	$0.31	$(0.09)	$0.67

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
For the three and nine months ended September 30, 2013 and 2012
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(1,614)	$5,485	$(1,581)	$11,777
Unrealized gain (loss) on foreign currency exchange contracts, net of income tax benefit (provision) of ($112), ($363), $324 and ($762)	209	674	(603)	1,414
Unrealized gain (loss) on available-for-sale securities, net of income tax benefit (provision) of ($12), $92, $89 and $107	21	(171)	(165)	(198)
Comprehensive income (loss)	$(1,384)	$5,988	$(2,349)	$12,993

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30, 2013 and 2012
(in thousands)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(1,581)	$11,777
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,088	3,786
Stock-based compensation	2,161	1,166
Deferred income tax provision (benefit)	(2,373)	159
Loss on disposition and impairment of property and equipment	6,461	-
Excess tax shortfall from stock-based compensation	2,103	260
Change in assets and liabilities:
Accounts receivable and other assets	(169)	576
Prepaid program costs and expenses	9,652	526
Accounts payable, accrued expenses, and other current liabilities	4,802	1,653
Participants’ deposits	(15,888)	(20,003)
Net cash provided by (used in) operating activities	9,256	(100)

Cash flows from investing activities:
Purchase of available-for-sale securities	(27,297)	(70,333)
Proceeds from sale of available-for-sale securities	22,931	63,277
Purchase of property and equipment	(2,413)	(4,589)
Purchase of intangibles	(251)	(418)
Net cash used in investing activities	(7,030)	(12,063)

Cash flows from financing activities:
Repurchase of Common Stock	(486)	-
Dividend payment to shareholders	(1,017)	(3,166)
Proceeds from exercise of stock options	5	-
Excess tax shortfall from stock-based compensation	(2,103)	(260)
Net cash used in financing activities	(3,601)	(3,426)

Net decrease in cash and cash equivalents	(1,375)	(15,589)
Cash and cash equivalents, beginning of period	6,150	19,519
Cash and cash equivalents, end of period	$4,775	$3,930

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

Our operations are organized in two reporting segments, 1) “Ambassador Programs and Other,” which provides educational travel services to students and professionals through multiple itineraries and corporate overhead, and 2) “BookRags,” which provides online research capabilities through book summaries, critical essays, online study guides, lesson plans, biographies, and references to encyclopedia articles.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being materially misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2013 are not indicative of the results that may be expected for the year ending December 31, 2013.

It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

3. Summary of Significant Accounting Policies

  Revenue Recognition

We invoice delegates in advance of travel, and payments made are recorded as deferred liabilities for participant deposits. The use of cash collected from participant deposits is not restricted by agreement or law, and therefore is not reported as restricted cash. We also pay for certain program costs in advance of travel, including but not limited to airfare, hotel, and transportation services. Those advanced payments are recorded as prepaid program costs.

For non-directly delivered programs, we do not actively manage the operations of each program, and therefore, recognize revenue and anticipated costs from these programs on a net basis within total revenue when travel programs begin. For directly delivered programs in which we organize and operate all activities, we recognize the gross revenue and cost of sales of these programs over the period the programs operate.

We charge administrative fees under our withdrawal policy for any delegate who enrolls on our programs but does not ultimately travel. The amount of the administrative fee will vary depending on when the withdrawal occurs. We recognize withdrawal fees concurrent with the revenue recognition from the related programs.

Revenue from fees charged to access internet content is recognized at the point of sale while advertising revenues are recognized in conjunction with an advertisement being viewed on the BookRags site. Revenue from subscriptions for website content access is deferred and recognized monthly over the term of the subscription. Cost of internet content sales include amortization of intangible assets and licensing agreement costs.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For a more complete discussion, please refer to our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed for the year ended December 31, 2012 on March 11, 2013.

4. Restructuring Costs

During the third quarter of 2013, we initiated a corporate restructuring plan aimed at streamlining our cost structure and focusing our business on core Student Ambassador Programs in order to promote the long-term health of the organization. This plan includes restructuring the operations and programs associated with Discovery Student Education (“Discovery Student Adventures”) and terminating the operations associated with our Beijing office (“People to People – China”). The costs associated with this restructuring plan include contract termination fees associated with Discovery Student Adventures, asset impairments, and transition-related costs primarily comprised of charges for employee termination benefits, retention incentives during the transition period, and other operating costs incurred as part of the transition period. We anticipate all restructuring expenses to be recognized within six to twelve months of the initial implementation of the restructuring plan. All contract termination fees and transition-related expenses are classified on our consolidated statement of operations as restructuring costs. The costs associated with the impairment of assets as a result of the restructuring plan are classified as asset impairments in our consolidated statements of operations.

The following table summarizes costs incurred as part of the restructuring plan and balance of the restructuring cost liability as of September 30, 2013 (in thousands):

	Contract Termination Fees	Transition-related costs	Total
Balance as of July 1, 2013	$-	$-	$-
Restructuring costs incurred	1,550	206	1,756
Restructuring costs paid	-	(177)	(177)
Balance as of September 30, 2013	$1,550	$29	$1,579

5. Asset Impairments

In April 2012, our Board of Directors approved the listing for sale of our corporate headquarters building located in Spokane, Washington. We intend to relocate our headquarters to a new leased location in Spokane upon sale. The initial listing price for the building and underlying land was $13.3 million. During the quarter ended September 30, 2013, we changed real estate brokers and lowered the listing price to $11.9 million.

Due to changes in market conditions, we lowered the carrying value of our corporate headquarters building during the quarter ended September 30, 2013. We will continue to classify the building as an asset held for use until the sale is probable within 12 months and it becomes unlikely that significant changes to the plan will be made.  In total, we recorded approximately $6.5 million in expenses to reflect the impairment of the building and other assets before the effect of income taxes. These costs are classified in our consolidated statements of operations as asset impairments
.

6. Investments and Fair Value Measurements

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

The following tables summarize the composition of our investments at September 30, 2013 and December 31, 2012 (in thousands):

				Classification on Balance Sheet
September 30, 2013	Amortized Cost	Unrealized Gains (Losses)	Aggregate Fair Value	Cash and cash equivalents	Short-term available-for-sale securities	Long-term available-for- sale securities
Auction rate securities (“ARS”), greater than one year	$1,000	$(283)	$717	$-	$-	$717
Money market funds, ninety days or less	269	-	269	269	-	-
Municipal securities1
Short term municipal securities funds2	27,343	(117)	27,226	-	27,226	-
One year or less	775	3	778	-	778	-
After one year through three years	2,482	4	2,486	-	2,486	-
Greater than three years	5,879	(129)	5,750	-	5,750	-
Total	$37,748	$(522)	$37,226	$269	$36,240	$717

				Classification on Balance Sheet
December 31, 2012	Amortized Cost	Unrealized Gains (Losses)	Aggregate Fair Value	Cash and cash equivalents	Short-term available-for-sale securities	Long-term available-for- sale securities
ARS, greater than one year	$1,000	$(277)	$723	$-	$-	$723
Money market funds, ninety days or less	1,150	-	1,150	1,150	-	-
Municipal securities1
Short term municipal securities funds2	26,095	(3)	26,092	-	26,092	-
One year or less	790	2	792	-	792	-
After one year through three years	1,345	7	1,352	-	1,352	-
Greater than three years	3,884	2	3,886	-	3,886	-
Total	$34,264	$(269)	$33,995	$1,150	$32,122	$723

1Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

2Amounts include short-term municipal security funds that do not have a set maturity date.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at September 30, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements at Reporting Date Using
September 30, 2013	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Non-financial assets:
Property and equipment, net	$10,954	$-	$-	$10,954

		Fair Value Measurements at Reporting Date Using
September 30, 2013	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial assets:
ARS	$717	$-	$-	$717
Money market funds	269	269	-	-
Municipal securities1	36,240	36,240	-	-
Foreign currency exchange contracts	116	-	116	-
Total financial assets	$37,342	$36,509	$116	$717
Financial liabilities:
Foreign currency exchange contracts	206	-	206	-
Total financial liabilities	$206	$-	$206	$-

		Fair Value Measurements at Reporting Date Using
December 31, 2012	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial assets:
ARS	$723	$-	$-	$723
Money market funds	1,150	1,150	-	-
Municipal securities1	32,122	32,122	-	-
Foreign currency exchange contracts	952	-	952	-
Total financial assets	$34,947	$33,272	$952	$723
Financial liabilities:
Foreign currency exchange contracts	115	-	115	-
Total financial liabilities	$115	$-	$115	$-

1 At September 30, 2013, municipal securities consisted of a 75/14/11 percent split between holdings in short-term municipal security funds, municipal revenue bonds and municipal general obligation bonds, respectively. At December 31, 2012, municipal securities consisted of an 82/12/6 split between holdings in short-term municipal security funds, municipal revenue bonds and municipal general obligation bonds, respectively. The underlying credit rating of the municipal securities at September 30, 2013 and December 31, 2012 were A+, A1 or better as defined by S&P 500 and Moody’s, respectively.

Money market funds and municipal securities are classified as Level 1 assets because market prices are readily available for these investments. Level 2 financial assets and liabilities represent the fair value of our foreign currency exchange contracts that were valued using pricing models that take into account the contract terms, as well as multiple inputs where applicable, such as equity prices, interest rate yield curve, option volatility and currency rates. Level 3 financial assets represent the fair value of our auction-rate securities (“ARS”) and the building housing our corporate headquarters. ARS were valued using a pricing model that takes into account the average life of the underlying collateral, the rate of return, and the spread used for similar issuances. The fair value of our corporate headquarters was determined using an expected cash flow model.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair value measurements on a recurring basis using Level 3 inputs consist of one available-for-sale ARS. The following table presents a reconciliation for the three and nine months ended September 30, 2013 and 2012, of available-for-sale ARS measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Beginning balance	$716	$714	$723	$700
Total realized / unrealized losses:
Included in earnings	-	-	-	-
Included in OCI	1	5	(6)	19
Sales and settlements	-	-	-	-
Transfers into Level 3, net	-	-	-	-
Ending balance	$717	$719	$717	$719

During the nine months ended September 30, 2013, we experienced one failed ARS auction, representing principal of $1.0 million. This ARS continues to be classified as a long-term asset due to the high probability that the ARS may fail in future auctions. The next scheduled auction for this ARS is March 6, 2014. We have determined that there is no other-than-temporary impairment on this security, since we do not intend and are not required to sell this security before we have recovered the amortized cost basis, there has been no further deterioration of the credit rating of this investment, interest payments at coupon rate continue to be received and we expect to recover the amortized cost basis of this security. We will continue to reassess liquidity in future reporting periods based on several factors, including the success or failure of future auctions, possible failure of the investment to be redeemed, deterioration of the credit rating of the investment, market risk and other factors.

In determining the fair value of bond and ARS investments, we consider the individual ratings of each holding. With regard to bonds, we consider the following: the underlying rating of the issuer irrespective of the insurance; the performance of the issuer; the term of the bond; and the quality of bond insurance provided by the rating of the bond insurer. With regard to valuation of our ARS, which is made up of student loans, we consider the underlying credit quality of comparable student loan portfolios and the average life of the underlying student loan assets and apply a discount related to the illiquidity of our ARS due to past failed auctions. Based on these inputs, we have applied a discount of 340-basis points to the London interbank offered rate resulting in a valuation of $0.7 million from a costs basis of $1.0 million as of September 30, 2013. At the reporting dates and in the future, we recognize that this investment is subject to general credit, liquidity, market and interest rate risks. The fair value of this investment accordingly will continue to change, and we will continue to evaluate its carrying value.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Unrealized gains or losses related to available-for-sale securities are recorded in accumulated other comprehensive income (“AOCI”). The change in unrealized gains or losses related to available-for-sale securities are recorded in other comprehensive income net of income taxes in the period the change occurred. When securities are sold and a realized gain or loss is recognized, the amount is reclassified from AOCI to the income statement and recorded in interest and dividend income. For the three and nine months ended September 30, 2013 and 2012, a summary of AOCI balances and gains (losses) recognized in OCI is as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Available-for-sale securities
	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance, beginning of period	$(366)	$108	$(180)	$135
Change before reclassification	(24)	66	(216)	193
Reclassification into interest and dividend (income) loss	70	(364)	79	(602)
Effect of incomes taxes	(25)	127	(28)	211
Other comprehensive income (loss), net of income taxes	21	(171)	(165)	(198)
Balance, end of period	$(345)	$(63)	$(345)	$(63)

During the nine months ended September 30, 2013, the change in AOCI for available-for-sale securities was primarily due to a decline in the fair market value of debt securities resulting from an increase in market interest rates during the period.

7. Derivative Financial Instruments

The majority of our travel programs take place outside of the United States,  and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar for our non-directly delivered programs. We use forward contracts that allow us to acquire the foreign currency at a fixed price for a specified point in time to provide a hedge against foreign currency risk. All of our derivatives are cash flow hedges and at September 30, 2013, all contracts qualified for cash flow hedge accounting.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income or loss and reclassified into earnings in the same period during which the hedged transaction is recognized in earnings; this is primarily during the second and third quarters of the year when our student travel programs occur. Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

At September 30, 2013, the following forward contracts were outstanding (in thousands):

	Notional Amount	Matures
Forward contracts:
Australian dollar	2,950	January 2014 - July 2014
Euro	1,200	January 2014 - March 2014
British pound	600	March 2014 - June 2014
Canadian dollar	550	March 2014 - June 2014

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of our forward contracts were as follows (in thousands):

	September 30, 2013
	Derivatives designated as hedging instruments		Total Net
	Assets	Liabilities	Liabilities
Forward contracts	$116	$206	$90

			December 31, 2012
	Derivatives designated as hedging instruments		Total Net
	Assets	Liabilities	Assets
Forward contracts	$952	$115	$837

The net asset and liability derivatives at September 30, 2013 and December 31, 2012 are reported in the consolidated balance sheet as current and long-term foreign currency exchange contracts.

Unrealized gains or losses related to derivative securities are recorded in AOCI. The change in unrealized gains or losses related to derivative securities are recorded in other comprehensive income net of income taxes in the period the change occurred. When derivative securities designated as cash flow hedges are used to pay vendors, the effective portion of the hedge is reclassified into the income statement and recorded in net revenue, non-directly delivered programs. When derivative securities designated as cash flow hedges are de-designated, a realized gain or loss is recognized, and the amount is reclassified from AOCI to the income statement and recorded in foreign currency and other expenses. For the three and nine months ended September 30, 2013 and 2012, a summary of AOCI balances and gains (losses) recognized in OCI is as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Derivative Securities
	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance, beginning of period	$(267)	$(413)	$544	$(1,153)
Change before reclassification	253	233	(483)	366
Reclassification into net revenue, non-directly delivered programs	(67)	679	(185)	1,613
Reclassification into foreign currency and other expenses	-	-	-	-
Effect of incomes taxes	23	(238)	65	(565)
Other comprehensive income (loss), net of income taxes	209	674	(603)	1,414
Balance, end of period	$(58)	$261	$(58)	$261

8. Stock-Based Compensation

Under our 2013 Equity Participation Plan we have outstanding options to purchase shares of our Common Stock and restricted stock awards held by eligible employees, non-employee directors and consultants as granted by the Compensation Committee of the Board of Directors.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three and nine months ended September 30, 2013 and 2012.

	Three months ended September 30, 2013		Three months ended September 30, 2012		Nine months ended September 30, 2013		Nine months ended September 30, 2012
Expected dividend yield1	-%		4.44%		1.37%		4.40%
Expected stock price volatility	-%		60.41%		54.66%		60.75%
Risk-free interest rate	-%		1.58%		2.08%		1.74%
Expected life of options	-	Years	4.47	Years	4.56	Years	4.47	Years
Estimated fair value per option granted	-		$1.93		$1.63		$1.90

1The Company suspended quarterly dividend payments during the three months ended June 30, 2013.

The dividend yield is based on expected quarterly cash dividends paid to our shareholders as of the date of grant. Expected stock price volatility is based on historical volatility of our stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Additionally, an annualized forfeiture rate of 14.0 percent is used as an estimate of future forfeitures based on our historical forfeiture experience. The stock-based compensation expense is adjusted in later periods if the actual forfeiture rate is different from the estimate.

Total stock-based compensation expense recognized in the consolidated statement of operations for the quarter ended September 30, 2013 was approximately $0.2 million before income taxes. Of the total stock-based compensation expense during the quarter, stock option expense was approximately $0.1 million and restricted stock award and restricted stock unit expense was approximately $0.1 million. Total stock-based compensation expense recognized in the consolidated statement of operations for the nine months ended September 30, 2013 was $2.2 million before income taxes. Of the total stock-based compensation expense recognized in 2013, stock option expense was $1.0 million and restricted stock award expense was $1.2 million.

The following table presents information about outstanding common stock options and restricted grants as of September 30, 2013:

	Options and Awards Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Shares	Weighted- Average Exercise Price
Restricted Stock Awards
$0.00	252,483	2.18	N/A	N/A	N/A
Stock Options
$3.47 - 6.93	544,590	8.91	$4.53	62,164	$4.87
6.94 - 10.39	51,962	5.97	8.64	39,887	8.58
10.40 - 13.86	127,650	6.15	11.40	85,284	11.47
13.87 - 17.32	22,464	2.39	16.78	22,464	16.78
17.33 - 20.79	5,496	4.61	18.41	5,496	18.41
20.80 - 24.25	1,000	1.87	21.09	1,000	21.09
24.26 - 27.72	6,500	2.35	26.96	6,500	26.95
27.73 - 31.18	5,958	3.12	29.74	5,958	29.74
31.19 - 34.65	3,711	3.59	34.65	3,711	34.65
Total Stock Options	769,331	7.90	$6.96	232,464	$11.20
Combined	1,021,814	6.49	$5.24	232,464	$11.20

At September 30, 2013, the aggregate value of restricted stock awards and restricted stock units was $0.9 million and the aggregate intrinsic value of outstanding and exercisable stock options was zero based on our $3.45 closing stock price at September 30, 2013. The intrinsic value is the amount that would have been received by the optionees had all restricted stock been vested and all stock options been exercised on that date. As of September 30, 2013, total unrecognized stock-based compensation expense related to non-vested stock options and non-vested restricted stock awards was approximately $1.4 million, which is expected to be recognized over approximately 3.68 years.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents information about stock option and restricted stock activity during the nine months ended September 30, 2013:

	Restricted Stock Awards and Units	Weighted-Average Grant Date Fair Value	Stock Options	Weighted-Average Exercise Price
Balance at December 31, 2012	446,946	$6.25	1,877,500	$11.02
Granted	54,907	3.84	129,119	3.89
Forfeited	(10,436)	5.61	(1,236,167)	12.81
Vested	(249,107)	7.97	N/A	N/A
Exercised	N/A	N/A	(1,121)	4.52
Balance at September 30, 2013	242,310	$5.79	769,331	$6.95

9. Net Income (Loss) and Dividends per Share

The following table presents a reconciliation of basic and diluted income (loss) per share computations (in thousands, except per share data and anti-dilutive stock option counts):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Numerator:
Net income (loss)	$(1,614)	$5,485	$(1,581)	$11,777

Denominator:
Weighted-average shares outstanding	16,741	17,219	16,703	17,201
Effect of unvested restricted stock awards considered participating securities	243	394	279	394
Weighted-average shares outstanding – basic	16,984	17,613	16,982	17,595
Effect of dilutive common stock options	-	-	-	-
Effect of dilutive restricted stock units	-	-	-	-
Weighted-average shares outstanding – diluted	16,984	17,613	16,982	17,595

Net income (loss) per share - basic	$(0.10)	$0.31	$(0.09)	$0.67

Net income (loss) per share - diluted	$(0.10)	$0.31	$(0.09)	$0.67

Cash dividends declared per share1	$-	$0.06	$0.06	$0.18

Stock options and restricted stock units excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive	782,000	1,209,000	1,319,000	1,346,000

1The Company suspended quarterly dividend payments during the three months ended June 30, 2013.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Segment Reporting

Ambassador Programs and Other’s gross margin is comprised of gross receipts less direct program costs, including accommodations, transportation, speakers, facilitators, and event costs. BookRags’ gross margin is comprised of content and subscription and advertising revenues via www.BookRags.com, less affiliate commissions and amortization of intangible assets directly associated with sales.

Segment information for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three months ended September 30, 2013			Three months ended September 30, 2012
	Ambassador Programs and Other1			Ambassador Programs and Other1

		BookRags	Consolidated		BookRags	Consolidated
Total revenue	$21,367	$910	$22,277	$21,529	$903	$22,432
Gross margin	$17,239	$785	$18,024	$18,256	$785	$19,041
Depreciation and amortization	$1,230	$141	$1,371	$1,236	$138	$1,374
Operating income (loss)	$(2,878)	$249	$(2,629)	$3,991	$239	$4,230
Income tax benefit (provision)	$1,004	$(61)	$943	$569	$93	$662
Net income (loss)	$(1,803)	$189	$(1,614)	$5,131	$354	$5,485

	Nine months ended September 30, 2013			Nine months ended September 30, 2012
	Ambassador Programs and Other1			Ambassador Programs and Other1

		BookRags	Consolidated		BookRags	Consolidated
Total revenue	$46,714	$2,938	$49,652	$53,597	$3,106	$56,703
Gross margin	$39,661	$2,558	$42,219	$47,425	$2,685	$50,110
Depreciation and amortization	$3,655	$433	$4,088	$3,373	$413	$3,786
Operating income (loss)	$(3,838)	$958	$(2,880)	$10,480	$1,058	$11,538
Income tax benefit (provision)	$1,269	$(350)	$919	$(1,110)	$(100)	$(1,210)
Net income (loss)	$(2,190)	$609	$(1,581)	$10,767	$1,010	$11,777
Total additions to property and equipment, net	$2,501	$313	$2,814	$4,290	$289	$4,579
Total additions to intangibles	$-	$251	$251	$-	$418	$418
Intangibles	$-	$3,529	$3,529	$-	$3,541	$3,541
Total assets	$67,672	$15,059	$82,731	$87,940	$17,295	$105,235

1Ambassador Programs and Other include all travel programs offered by Ambassador Programs and World Adventures Unlimited as well as corporate overhead.

Any intercompany sales or services provided are eliminated upon consolidation.

11. Supplemental Disclosures of Consolidated Statements of Cash Flows

Our non-cash investing and financing activities during the nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	September 30, 2013	September 30, 2012
Unrealized income (loss) on foreign currency exchange contracts	$(927)	$2,176
Unrealized loss on available-for-sale securities	$(254)	$(305)
Property and equipment	$(22)	$(10)

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.  Commitments and Contingencies

On February 25, 2013, Jeffrey D. Thomas, our former President and Chief Executive Officer, and Margaret M. Thomas, our former Executive Vice President, tendered their resignations to our Board of Directors. In connection with Mr. and Ms. Thomas’ resignations, we entered into separation agreements effective February 25, 2013. Under the terms of the separation agreements, cash payouts of approximately $0.8 million and $0.4 million were to be made to Mr. and Ms. Thomas, respectively, which were fully expensed during the first quarter of 2013. As of September 30, 2013, approximately $0.2 million in cash payments remained to be paid within the next six months under the terms of the agreements.

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

Under our Bylaws, our directors and officers have certain rights to indemnification by us against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which covers certain liabilities arising from our obligation to indemnify our directors and officers and former directors in certain circumstances. No material indemnification liabilities were accrued at September 30, 2013.

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

Introduction

Ambassadors Group, Inc. is a leading provider of educational travel experiences and online education research materials primarily engaged in organizing and promoting worldwide educational travel programs for students through a direct to consumer revenue model. We operate student and adult travel programs primarily using the People to People brand under a long-term exclusive license agreement. We have been traveling students on People to People programs for over 50 years and have over 500,000 alumni. We believe that our association with that brand and experience in the educational travel industry give us both a strong awareness in the market and a high level of credibility.

Our core program offering under the People to People brand is international destination trips for U.S. students in the 11 to 17 year old age group (“Student Ambassador Program”). Student Ambassador Programs make up the majority of our program offerings and are the center of our strategic focus. However, under the People to People brand, we also offer domestic destination travel programs for U.S. students and international students from over 60 countries focused on leadership and education (“Leadership Ambassador Program”) as well as professional travel programs for adults (“Citizen Ambassador Program”). We have also operated domestic and international student programs associated with Discovery Student Education (“Discovery Student Adventures”) and in-bound travel programs out of our Beijing office for Chinese students traveling on U.S. destination trips (“People to People – China”). See discussion below within the ‘Executive Summary’ regarding third quarter 2013 restructuring expenses incurred in relation to these two program changes.

Lastly, we operate BookRags (www.bookrags.com), an education oriented research website, which provides study guides, lesson plans and other educational resources to students and teachers. The site attracts students and teachers each month to its millions of pages of content, which includes internally developed material, licensed material, and user-generated content.

Our operating results depend primarily on the number of travelers who attend our programs (“travelers” or “delegates”), the fees we are able to charge for each traveler, net of pass-through expenses associated with non-directly delivered programs such as airfare and third-party tour operator fees (“total revenue”), and the direct costs associated with the traveler’s itinerary on directly delivered programs including airfare, hotel charges, meal costs, event and location fees, chaperone costs, tour manager fees, and the cost of in-country travel (“cost of sales”). Our business is highly seasonal our gross revenue and cost of sales are typically at their highest levels in the second and third quarters. As part of our strategic realignment, we are shifting our marketing efforts towards a year-round approach,  which we expect will cause our sales and marketing expenses to shift correspondingly and not necessarily be incurred in the traditional third and fourth quarters of each fiscal year. Revenue associated with selling and marketing expenses are generally recognized in the second and third quarter of the following fiscal year upon delegate travel.

Executive Summary

We have completed our 2013 summer season with Student Ambassador Programs having traveled over 13,700 students and over 17,900 delegates over all programs during the nine months ended September 30, 2013. While we will continue our effort to safely travel the remainder of our delegates in the fourth quarter, including our new winter programs, our primary focus has shifted towards enrolling delegates for our 2014 programs. We are encouraged that our shift to a multi-channel marketing strategy is showing indications of improvement as year-over-year enrollments are slightly higher, as discussed further below under Net Enrollments. We are committed to a threefold strategy that consists of: implementing and executing a year-round multi-channel marketing approach; right-sizing the business to match our revenue base; and, finally, staying focused on our customers.

With regard to our multi-channel marketing approach, we continue to employ social media on a greater scale in our marketing efforts and to augment our traditional direct marketing approach. Therefore, we are focused on integrating both direct mail and social media as part of a true cross-channel marketing campaign at both lead generation and conversion. We believe this will give us greater flexibility as we emphasize selling to our customers year-round. Using our multi-channel approach, we began selling to our customers earlier than ever this year for the 2014 travel season. While it is still early in the campaign, enrollments to date are encouraging, and we believe this multi-channel approach is halting the decrease in delegate counts we have seen in the last few years.

We are highly committed to profitability and right-sizing our business to match our revenue stream and focusing on core People to People products. As previously discussed, during the third quarter of 2013 we recorded restructuring expenditures of $1.8 million to allow us to further direct our focus to our core People to People products. We have closed existing Discovery Student Adventure operations and will look at different ways to potentially partner with Discovery Education, as the existing model has not proven to be financially viable. In addition, we are unwinding our Beijing office and will pursue enrollments for in-bound China delegates through our Leadership Ambassador Programs and other partnerships. We believe these changes will ultimately allow us to operate with a more favorable cost structure as well as increase delegate counts.

We remain committed to staying close to our customers through our high touch engagement model. We believe we offer a premium product with strong brand value. Through consistent customer service based interaction with our customers, utilizing our multi-channel approach during the sales process all the way through and continuing after travel, we believe we are building a customer base of advocates for our brand. We believe that staying close to our customers will improve retention efforts as well as increase our brand presence in social media and ultimately increase future delegate travel and, therefore, profitability.

Results of Operations

Comparison of the Three Months Ended September 30, 2013 with the Three Months Ended September 30, 2012

Consolidated financial results for the three months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Total revenue	$22,277	$22,432	$(155)	-1%
Cost of goods sold	4,253	3,391	862	25%
Gross margin	18,024	19,041	(1,017)	-5%
Selling and marketing expenses	9,589	11,289	(1,700)	-15%
General and administrative expenses	2,847	3,522	(675)	-19%
Restructuring costs	1,756	-	1,756	100%
Asset impairments	6,461	-	6,461	100%
Operating income (loss)	(2,629)	4,230	(6,859)	-162%
Other income	72	593	(521)	-88%
Income (loss) before income tax benefit	(2,557)	4,823	(7,380)	-153%
Income tax benefit	943	662	281	42%
Net income (loss)	$(1,614)	$5,485	$(7,099)	-129%

The decrease in total revenue during the three months ended September 30, 2013 compared to the same period in 2012 was primarily due to a 15 percent decline in Student Ambassador Program travelers, partially offset by an increase in Leadership Ambassador Program, Citizen Ambassador Program, Discovery Student Adventure, and People to People – China travelers for an overall two percent decline in total delegates traveled. Total revenue was also positively impacted by lower costs paid to vendors to deliver our non-directly delivered Student Ambassador Programs in the quarter ended September 30, 2013, compared to the same period in 2012, a result of more favorable foreign currency rates. The increase in cost of goods sold was primarily due to an increase in delegates traveling on directly delivered Leadership Ambassador Programs in the third quarter of 2013 compared to the same quarter in 2012. As a result of the overall decline in delegate counts, gross margin decreased approximately $1.0 million, or five percent, during the three months ended September 30, 2013 compared to the same period in 2012. Gross margin as a percentage of gross revenues was 37.7 and 35.5 percent during the quarters ended September 30, 2013 and 2012, respectively.

Selling and marketing expenses decreased approximately $1.7 million during the three months ended September 30, 2013 compared to the same period in 2012 mainly due to a shift in marketing spend forward to the second quarter of 2013. General and administrative expenses decreased approximately $0.7 million during the three months ended September 30, 2013 compared to the same period in 2012 due to an increase of capitalized compensation in the 2013 period to develop software, as well as a decline in personnel expenses related to a reduction in associate counts initiated in 2012. As discussed previously, we also incurred $6.5 million in asset impairment expense and $1.8 million in restructuring costs during the third quarter of 2013 that did not occur in 2012.

Other income decreased to $0.1 million during the three months ended September 30, 2013 from $0.6 million during the three months ended September 30, 2012, due to a decline in interest income earned on lower cash balances in 2013 and approximately $0.4 million in realized gains from the early sale of investments during 2012. Current results have also been negatively impacted by rising interest rates.

We recorded income tax benefits using effective income tax rates of 36.9 percent and 13.7 percent applied to pre-tax income for the three months ended September 30, 2013 and 2012, respectively. The difference from our statutory rate of 34 percent during 2013 was primarily due to the impact of tax exempt interest income on projected net loss for the year ending December 31, 2013. The difference from our statutory rate of 34 percent during 2012 was primarily due to an increase in the ratio of tax exempt interest income earned in relation to projected net income for the year ended December 31, 2012.

Comparison of the Nine Months Ended September 30, 2013 with the Nine Months Ended September 30, 2012

Consolidated financial results for the nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Total revenue	$49,652	$56,703	$(7,051)	-12%
Cost of goods sold	7,433	6,593	840	13%
Gross margin	42,219	50,110	(7,891)	-16%
Selling and marketing expenses	25,431	26,459	(1,028)	-4%
General and administrative expenses	11,451	12,113	(662)	-5%
Restructuring costs	1,756	-	1,756	100%
Asset impairments	6,461	-	6,461	100%
Operating income (loss)	(2,880)	11,538	(14,418)	-125%
Other income	380	1,449	(1,069)	-74%
Income (loss) before income tax benefit (provision)	(2,500)	12,987	(15,487)	-119%
Income tax benefit (provision)	919	(1,210)	2,129	-176%
Net income (loss)	$(1,581)	$11,777	$(13,358)	-113%

The decrease in total revenue during the nine months ended September 30, 2013 compared to 2012 was primarily due to a 15 percent decline in total delegates traveled, driven by a 21 percent decline in Student Ambassador Program travelers year-over-year. The increase in cost of goods sold was primarily due to a 12 percent increase in delegates traveling on our directly delivered Leadership Ambassador Programs during the nine months ended September 30, 2013 compared to 2012. Primarily a result of the decline in Student Ambassador Program delegate counts, gross margin decreased approximately $7.9 million, or 16 percent, during the nine months ended September 30, 2013 compared to the same period in 2012. Gross margin as a percentage of gross revenues was 37.3 and 36.4 percent during the nine months ended September 30, 2013 and 2012, respectively, reflective of the lower land vendor expense, a result of favorable foreign exchange rates compared to 2012.

Selling and marketing expenses decreased approximately $1.0 million during the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to a planned reduction in marketing costs in 2013. General and administrative expenses decreased approximately $0.7 million during the nine months ended September 30, 2013 compared to the same period in 2012, primarily due to reduced personnel expenses associated with an increase in 2013 for compensation capitalized related to internally developed software, reduced personnel costs from reductions in our associate base initiated in 2012, and from approximately $1.5 million in one-time legal and other fees incurred in 2012 that did not re-occur in 2013. This was partially offset by a $2.7 million increase in general and administrative costs associated with separation payments made to former executives in 2013. As discussed above, we also incurred $6.5 million in asset impairment expense and $1.8 million in restructuring costs during the first nine months of 2013 that did not occur in the same period of 2012.

Other income decreased to approximately $0.4 million during the nine months ended September 30, 2013 from nearly $1.4 million during the nine months ended September 30, 2012, due to a decline in interest income earned on lower cash balances in 2013 and realized gains of $0.6 million from the sale of investments earned during 2012.

We recorded an income tax benefit using an effective income tax rate of 36.8 percent applied to pre-tax income for the nine months ended September 30, 2013. We recorded an income tax provision using an effective income tax rate of 9 percent applied to pre-tax income for the nine months ended September 30, 2012. The difference from our statutory rate of 34 percent during 2013 was primarily due to the impact of tax exempt interest income on projected net loss for the year ending December 31, 2013. The difference from our statutory rate of 34 percent during 2012 was primarily due to the impact of tax exempt interest income earned in relation to projected net income for the year ended December 31, 2012.

Results of Operations by Segment

Segment results of operations for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	Three months ended September 30, 2013			Three months ended September 30, 2012
	Ambassador Programs and Other1			Ambassador Programs and Other1

		BookRags	Consolidated		BookRags	Consolidated
Total revenue	$21,367	$910	$22,277	$21,529	$903	$22,432
Cost of goods sold	4,128	125	4,253	3,273	118	3,391
Gross margin	17,239	785	18,024	18,256	785	19,041
Selling and marketing expenses	9,224	365	9,589	10,937	352	11,289
General and administrative expenses	2,676	171	2,847	3,328	194	3,522
Restructuring costs	1,756	-	1,756	-	-	-
Asset impairments	6,461	-	6,461	-	-	-
Operating income (loss)	(2,878)	249	(2,629)	3,991	239	4,230
Other income	71	1	72	571	22	593
Income (loss) before income tax benefit (provision)	(2,807)	250	(2,557)	4,562	261	4,823
Income tax benefit (provision)	1,004	(61)	943	569	93	662
Net income (loss)	$(1,803)	$189	$(1,614)	$5,131	$354	$5,485

	Nine months ended September 30, 2013			Nine months ended September 30, 2012
	Ambassador Programs and Other1			Ambassador Programs and Other1

		BookRags	Consolidated		BookRags	Consolidated
Total revenue	$46,714	$2,938	$49,652	$53,597	$3,106	56,703
Cost of goods sold	7,053	380	7,433	6,172	421	6,593
Gross margin	39,661	2,558	42,219	47,425	2,685	50,110
Selling and marketing expenses	24,275	1,156	25,431	25,403	1,056	26,459
General and administrative expenses	11,007	444	11,451	11,542	571	12,113
Restructuring costs	1,756	-	1,756	-	-	-
Asset impairments	6,461	-	6,461	-	-	-
Operating income (loss)	(3,838)	958	(2,880)	10,480	1,058	11,538
Other income	379	1	380	1,397	52	1,449
Income (loss) before income tax benefit (provision)	(3,459)	959	(2,500)	11,877	1,110	12,987
Income tax benefit (provision)	1,269	(350)	919	(1,110)	(100)	(1,210)
Net income (loss)	$(2,190)	$609	$(1,581)	$10,767	$1,010	11,777

1Ambassador Programs and Other include all travel programs offered by Ambassador Programs and World Adventures Unlimited as well as corporate overhead.

During the nine months ended September 30, 2013 compared to the same period of 2012, the decline in BookRags’ total revenue can be attributed to a decline in content revenue of approximately $0.3 million offset partially by an increase of approximately $0.1 million in advertising revenue. The decline in content revenue was primarily due to decreased traffic to the website experienced during the first nine months of 2013.

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

Net Enrollments

Net enrollments on a forward looking basis consist of all active participants, which we define as those who have enrolled in our programs, including travel that has already been completed, less those who have already withdrawn for the travel year referenced. This is a point in time measurement that we use as an indication of expected future gross revenues for our travel programs. Enrolled revenue consists of estimated gross receipts to be recognized in the future upon travel of an enrolled participant and may not result in the actual gross receipts eventually recognized due both to withdrawals from our programs and expected future enrollments. This non-GAAP measure relates to our travel programs only and does not include anticipated revenue for BookRags.

	As of October 27, 2013 and 2012
	Delegates
Enrollment detail for travel year	2014	2013	Change	% Change
Student Ambassadors	14,915	14,517	398	2.7%
Total, all programs	17,298	17,004	294	1.7%

Deployable Cash

We use deployable cash as a liquidity measure, which is calculated as the sum of cash, cash equivalents, short-term available-for-sale securities and prepaid program costs and expenses, less the sum of accounts payable, accrued expenses and other short-term liabilities (excluding deferred taxes) and participant deposits. We believe the deployable cash measurement is useful in understanding cash available to deploy for current and future business opportunities, as it represents an estimate of excess cash available for capital deployment. This non-GAAP measure is based on conservative assumptions, such as all participants’ deposits being forfeited, and should not be construed as the maximum amount of cash sources available to run our business.

Deployable Cash Reconciliation (in thousands)

	September 30,		December 31,
	2013	2012	2012
Cash, cash equivalents and short-term available-for-sale securities	$41,015	$49,790	$38,272
Prepaid program cost and expenses	7,090	12,773	17,217
Less: Participants’ deposits	(9,847)	(7,393)	(25,735)
Less: Accounts payable / accruals / other liabilities	(9,129)	(7,873)	(4,349)
Deployable cash	$29,129	$47,297	$25,405

Free Cash Flow

Free cash flow is calculated as cash flow from operations less the purchase of property, equipment and intangible assets. Management believes this non-GAAP measure is useful to investors in understanding the cash generated or distributed within the current period for future use in operations.

   Free Cash Flow Reconciliation (in thousands)
	Nine months ended September 30,
	2013	2012	$ Change
Net cash provided by (used in) operating activities	$9,256	$(100)	9,356
Purchase of property, equipment and intangibles	(2,664)	(5,007)	2,343
Free cash flow	$6,592	$(5,107)	11,699

Liquidity and Capital Resources

Total assets at September 30, 2013 were $82.7 million, of which 49.6 percent, or $41.0 million, were cash, cash equivalents and short-term available-for-sale securities. At September 30, 2012, total assets were $105.2 million, of which 47.3 percent, or $49.8 million, were cash, cash equivalents and short-term available-for-sale securities.

Net cash provided by operations was $9.3 million compared to net cash used in operations of $0.1 million during the nine months ended September 30, 2013 and 2012, respectively. This $9.4 million positive change was primarily due to the timing of a prepaid airline deposit made in the third quarter of 2012 that did not reoccur in the current period, a $4.0 million favorable change in participant deposits due to delegates enrolled earlier in 2013 compared to 2012 and additional payments made as a result, offset by decline in net income year-over-year.

Net cash used in investing activities was $7.0 million during the first nine months of 2013 compared to $12.1 million during the first nine months of 2012, primarily due to a reduction in the net purchases of available-for-sale securities year-over-year. Additionally, we reduced our cash used for the purchase of property and equipment and intangibles by approximately $2.3 million in the first nine months of 2013 compared to the same period of 2012.

Net cash used in financing activities was $3.6 million and $3.4 million during the nine months ended September 30, 2013 and 2012, respectively. The increase in cash used in financing activities was primarily due to excess tax benefits associated with the cancellation of expired stock compensation benefits and the repurchase of our common stock through buybacks and share surrenders.  Offsetting this was a reduction in cash used for dividends resulting from the suspension of quarterly dividends paid to shareholders announced during the second quarter of 2013.

Effective June 30, 2013, we amended our credit agreement with Wells Fargo Bank, National Association, modifying the principal amount available under our credit agreement and changing certain covenants. At September 30, 2013, we maintain an unsecured revolving line of credit with Wells Fargo Bank with an unused line of credit of $12.5 million. This line of credit is limited to 50 percent of deployable cash as defined above in “Key Performance Non-GAAP Financial Indicators.” In addition, our covenants also include a measurement of deployable cash greater than zero and a tangible net worth measurement greater than $40.0 million. At September 30, 2013, we were in compliance with all covenants. For additional information regarding our line of credit, please see our 8-K filed with the SEC on July 3, 2013.

We do not have any other material capital expenditure commitments for 2013. Our business is not capital intensive and we believe that existing cash and cash equivalents and cash flows from operations will be sufficient to fund our anticipated operating needs and capital expenditures through 2013. For additional information related to our contractual obligations, please refer to our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed on March 11, 2013.

Contractual Obligations

As discussed in Note 4, “Restructuring Costs”, as of September 30, 2013, we have accrued a buyout of our Discovery Education contract for approximately $1.6 million that we anticipate to pay in November 2013.  These costs were incurred as part of a corporate restructuring plan aimed at streamlining our cost structure and focusing our business on core Student Ambassador Programs in order to promote the long-term health of the organization.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported disclosures of assets, liabilities, revenue and expenses. Our estimates are based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business.  We consider that our most critical accounting estimates are related to the valuation of available-for-sale securities, valuation of goodwill, intangible assets, and long-lived assets, foreign currency exchange contracts, revenue recognition, and contingencies and litigation as they require us to make assumptions that may be highly uncertain at the time the accounting estimates were made and changes in them are reasonably likely to occur from period to period.  There are other items within our consolidated financial statements that require estimation but are not deemed to be critical.  Changes in estimates used in these and other items could have a material impact on our consolidated financial statements. For a more complete discussion, please refer to our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed on March 11, 2013.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of September 30, 2013, the end of the period covered by this report, our interim chief executive officer and chief financial officer reviewed, evaluated and concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were effective.  These controls and procedures are designed to ensure information required to be disclosed in our Form 10-Q filed or submitted under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and has been accumulated and communicated to our management including our interim chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

In the nine months ended September 30, 2013, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1A. Risk Factors

The discussion of our business and operations should be read together with our risk factors, as discussed in Item 1A, ‘Risk Factors,’ contained in our Annual Report on Form 10-K filed on March 11, 2013 and those set forth below, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.

Our financial results may suffer if we cannot successfully implement our restructuring plans and objectives.

We have described in this report a plan to terminate or realign certain operations and to take other measures that are intended to strengthen our company. We also described various impairment and restructuring charges related to this plan. If we fail to complete our restructuring plans timely and successfully, or if we fail to achieve the intended results, our financial condition, results of operations, and cash flows may be further impaired. This plan also may have an adverse impact upon the morale or motivation of our employees, or may prove distracting or may result in further distractions to our management. Any such outcomes, alone or in combination with other events or circumstances, may cause a decline in our stock price or may otherwise adversely affect an investment in our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On various dates between May 2004 and May 2011, our Board of Directors authorized the repurchase of shares of our Common Stock in the open market or through private transactions (the “Repurchase Plan”). During the quarter ended September 30, 2013, there were no shares repurchased under the Repurchase Plan. As of September 30, 2013, approximately $13.1 million was available to repurchase shares of our Common Stock under the Repurchase Plan.

Item 6. Exhibits

10.1	Third Amendment to Credit Agreement by and between the registrant and Wells Fargo Bank, National Association incorporated by reference to the registrant’s Form 8-K filed July 3, 2013.

10.2	Second Modification to Revolving Line of Credit Note incorporated by reference to the registrant’s Form 8-K filed July 3, 2013.
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1) Filed herewith.

(2) This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section.  Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBASSADORS GROUP, INC.
Date: November 8, 2013	By:	/s/ ANTHONY F. DOMBROWIK
Anthony F. Dombrowik,
Interim Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

-25

EXHIBIT INDEX

10.1	Third Amendment to Credit Agreement by and between the registrant and Wells Fargo Bank, National Association incorporated by reference to the registrant’s Form 8-K filed July 3, 2013.

10.2	Second Modification to Revolving Line of Credit Note incorporated by reference to the registrant’s Form 8-K filed July 3, 2013.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1) Filed herewith.

(2) This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section.  Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.