Form 10-K
period 2013-12-31
AMBASSADORS GROUP INC
filed 2014-03-27
CIK 1162315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the registrant’s common stock on the NASDAQ Stock Market on June 30, 2013, was $37.8 million. Shares of the registrant’s common stock held by each executive officer and director, and by each individual and entity that owns 5 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March  13, 2014, was 17,039,508.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K of Ambassadors Group, Inc., which are not historical in nature, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, without limitation, all statements that relate to expectations concerning matters that may or might occur in the future, and include all statements in this report that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements reflect our beliefs or current expectations with respect to, among other things, trends in the travel and education industry, our business and growth strategies, our use of technology, our ability to integrate acquired businesses, and fluctuations in our results of operations.

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

PART I

Item 1.           Business

Company Background

Ambassadors Group, Inc. (“Ambassadors,” “Company,” “we,” “us” or “our”) is a leading provider of educational travel experiences, primarily engaged in organizing and promoting worldwide educational travel programs for students through a direct to consumer marketing model. We operate student and adult travel programs primarily using the People to People International brand (“People to People”) under a long-term license agreement. We have been traveling students on People to People programs for over 50 years and have over 500,000 alumni. We believe that our association with that brand and experience in the educational travel industry gives us both a strong awareness in the market and a high level of credibility. We also own and operate BookRags, Inc. a provider of online education research materials.

We were founded in 1967 and reincorporated in Delaware in 1995. We operated as Ambassadors Education Group, a wholly owned subsidiary of Ambassadors International, Inc. (“International”) until February 2002, at which time Ambassadors spun off to International’s shareholders. Beginning March 1, 2002, we began operating as an independent stand-alone company. Since that time our common stock on the NASDAQ Stock Market has traded under the symbol “EPAX.” Our principal office is located in Spokane, Washington, USA.

Our operations are organized in two reporting segments: 1) “Ambassador Programs and Other,” which provides educational travel services to multiple destinations within several travel program types and corporate overhead; and 2) “BookRags,” which provides online research capabilities through book summaries, critical essays, online study guides, lesson plans, biographies, and references to encyclopedia articles. See Note 15, “Segment Reporting,” in our consolidated financial statements in this Form 10-K for further information. See Note 1, “The Company,” in our consolidated financial statements in this Form 10-K for information regarding our revenues in major geographic areas.

Business Organization

Ambassador Programs, Inc.

Our educational travel programs offer both domestic U.S. destinations as well as international travel destinations, including, but not limited to Europe, Australia, China, Japan, South Africa, India, Costa Rica, and Antarctica. This direct to consumer travel business consists of specialized private-label educational travel programs that seek to educate, inspire intellectual exchange, and develop the cultural and global intelligence of our participants. In 2013, 18,251 delegates, including students from 46 different countries, traveled on our programs to 37 countries on all seven continents.

We license from People to People International the exclusive right to develop and conduct programs for grade school through high school students using the People to People brand name. We also have the non-exclusive right to develop, market and operate programs for professionals, college students and athletes using the People to People brand name. People to People International is a private, non-profit organization dedicated to the promotion of world peace through cultural exchange. Our current agreements with People to People expire in 2020 with potential for renewal. We operate these programs under three categories:

Student Ambassador Programs

Our flagship program, Student Ambassador Programs, which traveled over 75 percent of our total delegate count during 2013, provides educational opportunities for students in grade school, middle school, high school and college to visit one or more foreign destinations to learn about its history, government, economy and culture. We market our Student Ambassador Programs direct to families through an integrated multi-channel program that includes leads and enrollments generated by direct mail invitations, social media, digital lead generation, webinars, tele-sales, and local in-person informational meetings. Information meetings typically occur in the fall months preceding summer travel the following year. However, we have lengthened the selling and marketing of these programs to extend from over a year before travel occurs all the way up until travel. Our representatives review candidate applications and conduct local selection interviews to identify applicants for acceptance into our programs. Upon acceptance, students then participate in a series of orientation meetings to prepare for their upcoming travel experience.

Student Ambassador Program delegations travel for between eight to twenty-one days on programs primarily taking place in June and July with a small number of programs also available in the winter months. Each delegation typically consists of 30 to 45 students and several teachers usually from the same geographical area, and is accompanied by local guides and service providers in each country to assist for the duration of each program.

Programs are designed by a staff of international planners and researchers to provide both an educational and exciting travel experience, including what we refer to as People to People moments. These moments may include such experiences as access to a government leader, a hands-on cultural experience or opportunity to complete a service-related project in an effort to encourage global citizenship, and in many instances, students have the opportunity to stay for a few days with a host family, an experience which provides students a glimpse of daily life in the visited country. Many of these travel components are exclusive to our programs.

Leadership Ambassador Programs

We provide domestic travel experiences to grade school, middle school and high school students through our “People to People Leadership Summit” and “People to People World Leadership Forum” programs (“Leadership Ambassador Programs”). Leadership Ambassador Programs are focused on leadership development, community involvement, civics education and college preparation. While the majority of our delegates for this program come from the U.S., Leadership Ambassador Programs has provided students from over 140 countries the ability to travel to various U.S. destinations, including Washington, D.C. and top U.S. universities, to hear from renowned speakers and industry experts, and exchange ideas with their peers from around the world. This includes several hundred participants from China each year.

On these four to ten day programs, typically delivered throughout the year during school break periods, delegates engage in specially designed leadership curriculum, team-building and personal development exercises, through group discussions, workshops, educational meetings and other social and recreational activities. We market our Leadership Ambassador Programs predominantly through teacher referrals and direct mail. We directly organize and operate all aspects of these domestic programs, including the arrangement of speakers, program facilitators, curriculum, activities, accommodations and transportation.

Citizen Ambassador Programs

Our Citizen Ambassador Programs provide professionals with common interests the opportunity to travel abroad to meet and exchange ideas with foreign citizens who have similar backgrounds, interests or professions. Citizen Ambassador Programs travel throughout the year on seven to ten day programs and have the option of adding other cultural exchange activities prior to or following many programs. Citizen Ambassador Programs have been conducted in such areas as agriculture, economics, education, law, medicine and science. We market our Citizen Ambassador Programs primarily through professional association relationships. As a part of many of our professional programs, continuing education credits are offered.

Other Operations

Acquired in May 2008, we operate the educational website business www.bookrags.com (“BookRags”).  Founded in 1999, BookRags originally began as a source for online book summaries and notes that has grown to include a wide variety of additional content including critical essays, study guides, lesson plans, teacher resources, film summaries, biographies, literary criticisms, and references to encyclopedia articles. The site attracts students and teachers to its millions of pages of content, which includes internally developed material, licensed material, user-generated content, and other third party content. The website currently sees approximately 2.4 million unique visitors per month. Most of BookRags’ revenues are earned during the traditional school year, or the months of September through June.

From 2009 to the summer of 2013, we operated Discovery Student Adventures (“DSA”) programs for grade school, middle school and high school students under our subsidiary World Adventures Unlimited, Inc. (“WAU”). DSA programs were marketed through a teacher-recruited and digital model and emphasized adventure and scientific exploration travel experiences. They were operated internationally and domestically using the Discovery Education trademark. We began operating DSA programs in 2009 as a way to gain a foothold into the teacher-recruited market. However, during the fourth quarter of 2013, we terminated our existing licensing agreement with Discovery Education Inc. (“Discovery Education”) as this business model did not prove to be financially viable. See Note 7, “Restructuring Costs,” in our consolidated financial statements in this Form 10-K for further information.

Business Strategy

We believe that our more than 50 years of experience organizing student and professional educational programs and establishing substantial relationships in countries where we provide the programs, as well as our agreements with People to People, allow us to provide an educational opportunity that is not readily duplicated by competitors. We believe that the high-quality, education focused, differentiated nature of our programs, industry-leading safety profile and relationship-based customer service model are and will remain key elements to our long term success. Our customer satisfaction is high, as evidenced by our top-tier Net Promoter Scores, a metric used to gauge customer loyalty and advocacy, which we believe underscores the value of the travel experiences we offer to participants and their families. We have developed strong relationships with our worldwide partners and suppliers, and continue to grow strategic alliances with organizations that closely align to our education-based corporate mission.

Our strategy includes implementing and executing a year-round multi-channel marketing model to stabilize and then improve our delegate counts; right-sizing the cost structure of the business to match our revenue base; and finally, staying close to our customers.

Implement a Year-Round Multi-Channel Marketing Model

Traditionally our business model has focused on the use of direct mail as the predominate means of marketing our product. We have used direct mail to attract potential delegates to over a thousand information meetings across the U.S. where we sell our programs, typically in the fall months. The business environment for middle class consumers and the rise of electronic mediums has made direct mail a less cost-effective tool to market our programs. In addition, the sole reliance on fall information meetings restricted our ability to quickly adapt and meet market demand.

Over the last year and a half, we have shifted marketing efforts to employ digital media on a greater scale while augmenting our traditional direct marketing approach. We are focused on integrating both direct mail and digital media as part of a true cross-channel marketing campaign focused on lead generation and conversion. We believe this will give us greater flexibility as we emphasize selling to our customers year-round. Using our multi-channel approach, we expect to create longer sales and payment cycles for our customers. Additionally, we are creating the flexibility to simultaneously run marketing campaigns for multiple travel seasons. While we are still implementing this major shift in strategy, we believe this multi-channel approach is beginning to show positive signs that we can halt the decline in and eventually grow our delegate counts.

Right Size Cost Structure to Match Revenue

We remain committed to profitability and right-sizing our business to match our revenue stream. We have restructured lower performing operations and are focusing on our core People to People products. During the third quarter of 2013, we implemented a restructuring plan. We have ceased our DSA operations, as the model had not proven to be financially viable. In addition, we are unwinding our Beijing office and will pursue enrollments for in-bound China delegates through our Leadership Ambassador Programs. We have also cut inefficient operating costs related to selling and marketing, and general and administrative expenses over the last two years, which we expect to continue. The majority of these costs savings relate to the shift away from direct marketing towards a more flexible, lower cost, multi-channel strategy. We believe these changes will ultimately allow us to operate with a more favorable cost structure as well as increase delegate counts.

Build and Preserve High Quality Customer Relationships

Because we provide students as early as fifth grade a two to three week international travel experience, a high degree of parental trust in our brand and our ability to deliver our programs safely is required. We believe a key factor to fostering this trust and awareness of our robust safety programs is through building a strong relationship with these families from the start. We incorporate a high touch customer service model throughout the sales and marketing process as well as the pre- and post-travel experience with our delegates and their families. We also believe it is valuable to continue this relationship beyond a family’s initial travel experience via our alumni. These alumni are an important part of our marketing strategy. We have many families who have the same student or siblings travel with us multiple times; hence, we believe continuing to foster this relationship beyond travel is an important part of building and maintaining positive brand awareness. We believe the quality of our programs and this on-going relationship with our customers has resulted in top-tier Net Promoter Scores, underscoring the value of the travel experiences we offer to participants and their families.

Employees

As of December 31, 2013, we employed 218 full-time employees. Of these, over 85 percent are located in Spokane, Washington, with the remaining located in various states across the United States to serve as local field representatives or remote employees. In addition, we have one employee located in China. None of our employees are subject to collective bargaining agreements or are represented by a union. We believe that our labor relations are good.

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

Item 1A.           Risk Factors

The risk factors set forth below and the other information contained in this Form 10-K should be considered carefully as these are important factors, among others, that could materially and adversely affect our future operating results and share price, and could cause actual results to differ materially from expected or historical results. There may be additional risks that we consider not to be material, or which are not known, and any of these risks could have effects similar to those set forth below. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a cautionary discussion regarding forward-looking statements. These risk factors should be read in conjunction with the other information set forth in this Annual Report, including Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, including the related Notes to Consolidated Financial Statements.

Deterioration of and extreme volatility in general economic conditions and consumer spending conditions could result in a decline in the number of people willing to purchase our premium travel products.

Demand for our products and services may be significantly affected by the general level of economic activity, level of discretionary spending and employment levels in the United States and key international markets. Therefore, global economic downturns or a recession could have a material adverse effect on our business, cash flows and our results of operations. While there have been positive indications that the economies of the United States and other world markets are improving, we continue to face economic conditions which have impacted demand for premium travel products in the industry and the markets in which we operate. We expect these conditions will continue to impact our operations and profitability for the foreseeable future.

If we are unable to obtain quality leads or prospects and/or are ineffective in our marketing efforts, our future growth and profitability could be impacted.

Performance in our travel programs is substantially reliant on our ability to attract and retain travelers through our direct and digital marketing and retention efforts. The effectiveness of marketing efforts is highly dependent on our ability to integrate a multi-channel direct and digital marketing strategy, which requires us to manage several priorities; identifying and obtaining productive lead sources, executing direct mail strategies, securing attendance and conversion at our local informational meetings, increasing our digital presence and converting those leads into delegates, and retaining delegates. Failure or underperformance of our marketing efforts due to factors such as but not limited to, adverse future changes in the direct-mail environment, inability to convert our business to an integrated multi-channel direct mail and digital marketing approach, adverse changes to privacy laws affecting lead sources, or changes to our reputation with potential participants and teachers, could have a material adverse effect on our business, financial condition, cash flows and results of operations.

A decline in the travel industry could adversely affect our results of operations.

Our performance depends upon factors affecting the travel industry in general. Our earnings are especially sensitive to events that affect domestic and international air travel and availability of lodging and transportation. A number of factors, including a rise in fuel prices, reduction of airline capacity causing prices to increase, excessive inflation, currency fluctuations within the global market, the strength of the U.S. dollar, foreign taxation changes, extreme weather conditions and concerns about passenger safety could result in a temporary or longer-term decline in demand or reduced profitability for our programs.

Business interruption due to natural occurrences, international political or terrorist activities and threats thereof, and other world events or incidents affecting the health, safety, security, program interest and/or program satisfaction of actual and potential program participants could have an adverse effect on our profitability.

Our operations are subject to the risks inherent in doing business internationally, as most of our travel programs are conducted outside of the United States. Demand for our travel programs may be adversely affected by natural occurrences such as hurricanes, tsunamis, earthquakes, extreme flooding, and epidemics or other disease outbreaks such as influenza in geographic regions in which we conduct travel programs. In the event potential risks, such as war, U.S. military deployments, international and domestic terrorism, civil disturbances, political instability, governmental activities and deprivation of contract rights occur, they may impact our customers willingness to travel to these destinations or our ability to deliver planned programs.

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

If we are unable to attract and retain effective key personnel with industry specific knowledge, our ability to market and conduct our travel programs will be diminished.

Our performance is dependent on the continued services and performance of senior management and certain other key personnel with specialized knowledge of our industry. The loss of the services of any of our executive officers or other key employees could have an adverse effect on our business operations, along with our ability to grow our business, generate innovative ideas, remain strategic, and recruit and maintain highly functional teams. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled managerial, sales, marketing and customer service personnel. Our inability to do so could have an adverse effect on our business, cash flows and results of operations.

If we are unable to use our established brands such as the “People to People” name, or if the value of our name, image or brand diminishes, our ability in attracting future travelers could be significantly impacted and our business would be harmed.

Our brand names and trademarks are integral to our marketing efforts.  We have registered a variety of service and trademarks including, but not limited to, the names “People to People Ambassador Programs,” “People to People Student Ambassador Programs,” “People to People Sports Ambassador Programs,” “People to People Citizen Ambassador Programs,” “People to People Leadership Ambassador Programs,” “BookRags” and “Society for Global Citizens.” In addition, we have the right, subject to certain exceptions, to use the “People to People” service, trademarks and logos for use in our marketing.

Our agreements with People to People International, currently scheduled to expire in 2020, give us the exclusive right to develop and conduct programs for grade school through high school students using the People to People name, and the non-exclusive right to develop and conduct programs for professionals, college students and athletes using the People to People name. If our agreement with People to People International were terminated or if we were unable to use the branded name to market our programs or destinations, this could have a material adverse effect on our ability to acquire participants for our programs and consequently affect our results of operations. Similarly, if our relationship with People to People International is disrupted or is adversely impacted because People to People International experiences interruption, delay or ceases operations in the future for any reason, our business could be harmed.

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

Fluctuations in foreign currency exchange rates affect the amount we pay for services received from foreign vendors and could adversely affect our gross margin results.

The majority of our travel programs are internationally based and many of our arrangements with our foreign-based suppliers require payment to be made in foreign currencies. Fluctuations in the value of the U.S. dollar in relation to foreign currencies will impact the cost of the services we provide. We generally enter into forward contracts and other financial instruments with less than two years’ maturity to help manage program costs and hedge against foreign currency valuation changes. While the ability to utilize forward contracts for the delivery of foreign currencies can mitigate the effect on program costs and foreign currency exchange fluctuations, there can be no assurance that program costs will not be significantly impacted in future periods. There can also be no assurance our hedging strategy will mitigate longer-term foreign exchange valuation trends. Depending on the strength of the U.S. dollar at the time the forward contracts or other financial instruments are entered into, its strength throughout the contracted period, and the accuracy of our projected enrollment volume, we could experience over-hedged positions, which may result in a gain or loss that must be recognized immediately in our consolidated financial statements.

We are exposed to impairment risk of goodwill, intangibles and other long-lived assets.

Financial market volatility directly impacts fair value measurement through our estimated weighted average cost of capital, which is used to determine discount rate, and the market price of our common stock and thus market capitalization. Significant judgment must be applied to determine whether a change in the cost of credit or stock price is a short-term swing or a longer-term trend.

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

We completed our annual impairment test of goodwill and other indefinite lived intangible assets as of December 1, 2013, and concluded that no impairment existed. However, the estimated fair value of BookRags, with $9.7 million in goodwill, exceeded its carrying value by less than 5 percent. We will continue to monitor BookRags for impairment and if actual market conditions are less favorable than those projected or if circumstances change that would reduce the fair value of our goodwill, we will re-perform this test.

Our financial results may suffer if we cannot successfully implement our restructuring plans and or cost cutting objectives aimed at right-sizing our operations.

We have described in this report a plan to terminate or realign certain operations and to take other cost cutting measures that are intended to strengthen our company by right-sizing our operations to match revenue streams. We also described various impairment and restructuring charges related to this plan. If we fail to complete our restructuring plans timely and successfully, or if we fail to achieve the intended cost structure, our financial condition, results of operations, and cash flows may be further impacted. This plan also may have an adverse impact upon the morale or motivation of our employees, or may prove distracting or may result in further distractions to our management. Cost cutting initiatives may also reduce selling and marketing or other operating capabilities reducing our ability to respond to market demand. Any such outcomes, alone or in combination with other events or circumstances, may cause a decline in our stock price.

Litigation or other claims of liability may subject us to significant costs, judgments, fines and penalties that may not be covered by or may be in excess of available insurance coverage, may divert management’s attention and resources from our business, and may result in adverse publicity.

Due to the nature of our business as well as being a publicly held company, we may be subject to liability claims arising out of perceived wrong doing related to management’s decisions, securities claims, governmental investigations, business operations, or accidents or disasters causing injury to delegates on our programs, including claims for serious personal injury or death. We maintain adequate liability insurance coverage for risks arising from the normal course of our business, including, but not limited to, professional and general liability insurance. There is no assurance that the insurance maintained by us will be sufficient to cover one or more extraordinary claims, that such insurance will cover a particular claim or loss, continue to be available in the future, or that the applicable insurer will be solvent at the time of any covered loss. Further, there can be no assurance that we will be able to obtain insurance coverage at acceptable levels and cost in the future. Successful assertion against us of one or a series of large uninsured claims, or of one or a series of claims exceeding any insurance coverage could have a material adverse effect on our business, financial condition, and cash flows. In addition to the potential impact on profitability and public perception, liability claims asserted against us can also divert management’s attention and company resources to participation in the litigation process and defense of these asserted claims. We have been the subject of such claims historically and have incurred substantive expenses on top of insurance claim reimbursements. There can be no assurance such claims will not occur in the future. See Note 11, “Commitments and Contingencies,” to the consolidated financial statements in this Form 10-K for further information.

The online research and advertising market is intensely competitive and changes rapidly.  If we are unable to project trends and develop new sales strategies to effectively compete in this space, our ability to maintain historical growth trends could be impacted.

We face significant competition from a wide variety of online content and advertising companies throughout the world. As a result, our industry is intensely competitive and has been rapidly evolving with converging technologies. We compete with many internet companies that have larger staff dedicated towards selling and advertising and have more traffic to offer potential advertisers. There can be no assurance that we will be able to compete successfully, and the failure to compete successfully may have an adverse effect on our ability for future growth as well as on our results of operations and future cash flows.

Significant fluctuations in financial results from quarter to quarter related to the seasonality of our business and the timing differences between marketing expenses and corresponding revenue could impact investor confidence and cause share price volatility.

Our business is highly seasonal and we anticipate that this trend will persist. The majority of our travel programs and the associated revenues are delivered in June and July of each year. Counterbalancing this concentration of revenue during summer months somewhat are the limited number of travel programs delivered throughout the rest of the year and the concentration of our internet research and advertising sales during the traditional school year. While we have moved towards a year-round sales and marketing approach, the majority of sales and marketing costs have traditionally been highest in the third and fourth quarters and typically occur nine to twelve months in advance of the associated revenue, mostly recognized during the second and third quarters of the following fiscal year. Although the summer revenue has historically partially or fully offset operating losses incurred during the rest of the year, the long lead time for this revenue, creates a situation where individual quarter or annual operating results may not match expectations of public market analysts and investors. Depending on their understanding of this aspect of our business, history with our company, and confidence in forthcoming business plans, our share price could be materially and adversely affected.

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

Substantially all of our publications in the BookRags segment are protected by copyright, held either in our name, in the name of the author of the work, or in the name of the sponsoring professional society. Such copyrights protect our exclusive right to publish the work in the United States and in many countries abroad for specified periods. Our ability to obtain and continue to obtain access to existing and new content depends, in part, upon our ability to protect our intellectual property rights. Our results may be adversely affected by lack of adequate legal or technological protections for our intellectual property in the relevant jurisdictions and markets that we operate in.

We are exposed to credit risk and interest rate risk that could affect our results of operations.

A large percentage of our balance sheet consists of cash, cash equivalents and available-for-sale securities which are exposed to concentrations of credit and interest rate risk. Although we place our cash and temporary cash investments with high credit quality institutions, at times, such balances may be in excess of the federal depository insurance limit or may be on deposit at institutions which are not covered by this insurance. If such institutions were to become insolvent while holding our cash, cash equivalents or available-for-sale securities in excess of the insurance limit, we could suffer losses or it could be necessary to obtain credit financing to operate our travel programs. Additionally, if interest rates were to fluctuate sharply, the value of our available-for-sale securities could be adversely affected. There is no assurance that we could respond timely enough to avoid losses and a swift, material change in these markets could have an adverse effect on our cash flow.

Failure to comply with the applicable rules and regulatory standards or maintain the security of internal or customer data, including Payment Card Industry (PCI) Data, could adversely affect our reputation and subject us to substantial fines and penalties.

Our businesses require collection and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information, that are processed, summarized and reported by our various information systems and those of our service providers. The integrity and protection of all customer, employee, and company data is critical to us.  We devote substantial time and incur costs to ensure proper compliance and safe guarding of such data. Our customers and employees expect that we will adequately protect their personal information and comply with the regulatory environment surrounding information security and privacy which is increasingly demanding. A theft, loss or fraudulent use of customer personal or credit card information, employee, or company data could adversely impact our reputation and performance, and could result in significant remedial and other costs, fines and litigation.

We could be negatively impacted by a security breach, through cyber-attack, cyber intrusion or otherwise.

We face the risk of a security breach, whether through cyber-attack or cyber intrusion over the internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, or other significant disruption of our IT networks and related systems.  Although we make significant efforts to maintain the security and integrity of these types of information and IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.  A security breach or other significant disruption involving our IT networks and related systems could cause harmful consequences: disruption of the proper functioning of these networks and systems and therefore our operations; unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information, which could harm us directly and indirectly, including if others use such information to compete against us; diversion of significant management attention and resources; contractual and other claims against us; and damage to our reputation.  Any or all of these consequences could have a negative impact on our results of operations, financial condition and cash flows.

Item 1B.   Unresolved Staff Comments

None.

Item 2.           Properties

We own an office building, approximating 132,000 square feet, in which our headquarters are located in Spokane, Washington. Our facilities are well maintained, in good operating condition and provide adequate capacity for our needs. In April 2012, our Board of Directors approved the listing for sale of our corporate headquarters. We may relocate our headquarters to a new leased location also in Spokane upon sale.  At December 31, 2013, Ambassadors Group, Inc. and its subsidiaries are the only occupants of this property.

We also occupy two additional office spaces in Arlington, Virginia, and Seattle, Washington under leases which expire on December 31, 2015, and September 30, 2016, respectively. We believe that all facilities are well maintained, in good operating condition and provide adequate capacity for our needs.

We maintain insurance coverage that we believe is adequate for our business, including general liability insurance and leased property and personal property insurance on a replacement cost basis.

Item 3.           Legal Proceedings

The information contained in Note 11, “Commitments and Contingencies,” to our consolidated financial statements is incorporated by reference.

Item 4.      Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities

Market Information

Our common stock has been traded on the NASDAQ Stock Market under the symbol “EPAX” since March 1, 2002.

As of March 13, 2014, the last reported sale price of our common stock was $3.76. The following table sets forth the high and low sale prices of a share of our common stock as reported on the NASDAQ Stock Market on a quarterly basis for our fiscal years ended December 31, 2013 and 2012.

	High	Low
Quarter ended March 31, 2013	$5.28	$4.11
Quarter ended June 30, 2013	$4.32	$3.18
Quarter ended September 30, 2013	$3.64	$3.37
Quarter ended December 31, 2013	$5.34	$3.40

Quarter ended March 31, 2012	$5.97	$4.22
Quarter ended June 30, 2012	$5.80	$4.79
Quarter ended September 30, 2012	$5.71	$4.95
Quarter ended December 31, 2012	$5.75	$4.23

Holders of Record

As of March 5, 2014, there were approximately 115 holders of record of our common stock, according to our registrar. This number does not include beneficial owners holding shares through nominee or street name.

Dividends

During the second quarter of 2013, our Board of Directors suspended our quarterly dividend. The Board’s decision was based on a number of factors including financial performance, earnings from operations, available cash resources, and cash requirements. There can be no assurance that the Board of Directors will or will not declare dividends in the future.

During 2012 and 2013 our Board of Directors declared the following dividend payments:

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

Equity Compensation Plan Information

The following tables provide information as of December 31, 2013 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,336,063	$4.44	1,829,331
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,336,063	$4.44	1,829,331

Issuer Purchases of Equity Securities

On various dates between May 2004 and October 2012, our Board of Directors authorized the repurchase of up to an aggregate of $72.7 million of our common stock in the open market or through private transactions (the “Repurchase Plan”). The Repurchase Plan does not expire as of any particular date. During the year ended December 31, 2013, we repurchased 16,300 shares of our common stock for $69 thousand. Since inception through December 31, 2013, we have repurchased approximately 4,506,542 shares of our common stock for an approximate total of $59.6 million. As of December 31, 2013, approximately $13.1 million remained available for repurchase under the Repurchase Plan.

The following is a summary of issuer purchases of equity securities during the quarter ended December 31, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Program
October 1 - October 31, 2013	-	-	-	$ 13,073,565
November 1 - November 30, 2013	3,184	$ 4.09	-	$ 13,073,565
December 1 - December 31, 2013	2,146	$ 4.65	-	$ 13,073,565
Total	5,330		-

(1) In November 2013 and December 2013, we acquired and cancelled 5,330 shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2013, we did not sell any equity securities that were not registered under the Act.

Item 6.                      Selected Financial Data

Not required.

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

Introduction

Ambassadors Group, Inc. is a leading provider of educational travel experiences and online education research materials primarily engaged in organizing and promoting worldwide educational travel programs for students through a direct to consumer revenue model. We operate student and adult travel programs primarily using the People to People brand under a long-term license agreement. We have been traveling students on People to People programs for over 50 years and have over 500,000 alumni. We believe that our association with that brand and experience in the educational travel industry give us both a strong awareness in the market and a high level of credibility.

Our core program offering under the People to People brand is international destination trips for U.S. students in the 10 to 17 year old age group (“Student Ambassador Program”). Student Ambassador Programs make up the majority of our program offerings and are the center of our strategic focus. In addition, under the People to People brand, we also offer domestic destination travel programs for U.S. students and international students from all over the world focused on leadership and education (“Leadership Ambassador Program”) as well as professional travel programs for adults (“Citizen Ambassador Program”). We have also operated domestic and international student programs associated with DSA and in-bound travel programs out of Beijing for Chinese students traveling on U.S. destination trips (“People to People – China”). Please refer to the discussion below within ‘Executive Summary’ regarding restructuring expenses incurred in relation to changes within these two program lines.

Lastly, we operate BookRags (www.bookrags.com), an education oriented research website, which provides study guides, lesson plans and other educational resources to students and teachers. The site attracts students and teachers each month to its millions of pages of content, which includes internally developed material, licensed material, and user-generated content.

Our core operating results depend primarily on the number of travelers who attend our programs (“travelers” or “delegates”), the fees we are able to charge for each traveler, net of pass-through expenses associated with non-directly delivered programs such as airfare and third-party operator fees (“total revenue”), and the direct costs associated with the traveler’s itinerary on directly delivered, domestic programs including airfare, hotel charges, meal costs, event and location fees, chaperone costs, tour manager fees, and the cost of in-country travel (“cost of goods sold”). Our business is highly seasonal, and our gross revenue and cost of goods sold are typically at their highest levels in the second and third quarters. As part of our strategic realignment, we are shifting our marketing efforts towards a year-round approach, which we expect will cause our selling and marketing expenses to shift correspondingly and not necessarily be incurred in the traditional third and fourth quarters of each fiscal year. Revenue associated with selling and marketing expenses are generally recognized in the second and third quarter of the following fiscal year upon delegate travel.

Executive Summary

During the year ended December 31, 2013, we traveled 18,251 delegates compared to 21,252 delegates during the same period in 2012. While delegate counts have dropped, we also recognize we are in the middle of a major shift in our business strategy to a high-engagement, multi-channel sales and marketing approach. We are encouraged by some positive signs in gross enrollment numbers indicating that we have started to slow the negative trend in enrollments we have seen in recent years. However, we are also simultaneously facing unfavorable retention trends. We remain committed to a three-part strategy that consists of: implementing and executing a year-round multi-channel marketing model to stabilize and then improve our delegate counts; right-sizing the cost structure of the business to match our revenue base; and, staying close to our customers.

With regard to our multi-channel marketing approach, we continue to employ digital media on a greater scale in our marketing efforts to augment our traditional direct marketing approach. We are focused on integrating direct mail and digital media as part of a true cross-channel marketing campaign at both lead generation and conversion. We believe this will give us greater flexibility as we emphasize selling to our customers year-round. Using our multi-channel approach, we continue to create longer sales and payment cycles for our customers by marketing more than one travel season at a time.

We remain highly committed to profitability and right-sizing our business to match our revenue stream by focusing on core People to People products. During the third quarter of 2013, we implemented a restructuring plan to allow us to further direct our focus to our core People to People products that resulted in recognition of $2.2 million in restructuring expense. We have ceased DSA operations, as the existing model had not proven to be financially viable, and are unwinding our Beijing office and will pursue enrollments for in-bound China delegates through our Leadership Ambassador Programs. We have also significantly cut operating costs related to selling and marketing, and general and administrative expenses in the last two years that we anticipate will continue.

Staying close to our customers through our high-engagement model is a high priority. We believe we offer a premium product with strong brand value as indicated by our top-tier Net Promoter Scores. Through enhanced and consistent customer service based interaction with our customers, utilizing our multi-channel approach during the sales and marketing processes all the way through and continuing after travel, we believe we are building a customer base of advocates for our brand.

Results of Operations

Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012

The following table sets forth the consolidated financial results and change in dollars and percentages for the periods indicated:

	Year Ended December 31,
	2013	2012	$ Change	% Change
Total revenue	$51,195	$58,052	$(6,857)	-12%
Cost of goods sold	7,559	6,661	898	13%
Gross margin	43,636	51,391	(7,755)	-15%
Selling and marketing expenses	32,318	34,845	(2,527)	-7%
General and administrative expenses	14,423	16,224	(1,801)	-11%
Restructuring costs	2,212	-	2,212	100%
Asset impairments	6,466	-	6,466	100%
Operating income (loss)	(11,783)	322	(12,105)	-3759%
Other income	555	1,717	(1,162)	-68%
Income (loss) before income tax provision	(11,228)	2,039	(13,267)	-651%
Income tax benefit (provision)	4,151	(295)	4,446	1507%
Net income (loss)	$(7,077)	$1,744	$(8,821)	-506%

Total revenue for the year ended December 31, 2013 decreased 12 percent compared to the same period in 2012. The decline in total revenue was driven by a 14 percent decrease in total delegates that traveled on our programs in 2013 compared to 2012. The decline in delegates was primarily the result of a 20 percent decline in delegates traveling on our core Student Ambassador Programs partially offset by a net increase in travelers on our non-core programs. Costs of goods sold increased approximately 13 percent in 2013 compared to 2012. The increase was primarily due to a 12 percent increase in travelers on our directly delivered Leadership Ambassador Programs.

Gross margin for 2013 decreased 15 percent compared to 2012 driven by the decline in total delegates traveled. Gross margin as a percentage of gross revenues was 37.5 percent during 2013 compared to 36.7 in 2012. The increase in gross margin percentage was reflective of lower land vendor expenses in 2013, a result of favorable exchange rates compared to 2012.

Selling and marketing expenses declined approximately $2.5 million, or 7 percent, in 2013 compared to 2012. This decline reflects a decrease of approximately $3.3 million in marketing expenses in 2013 compared to 2012, a result of a shift in marketing spending from direct mail to a multi-channel direct mail and digital marketing approach. This decline was partially offset by an increase of approximately $1.3 million in personnel expenses driven by separation payments made to former executives and increased medical insurance expenses incurred in 2013 compared to 2012.

General and administrative expenses decreased approximately $1.8 million, or 11 percent, in 2013 compared to 2012. This was primarily due to approximately $1.5 million in one-time legal and other fees incurred in 2012 related to a previously disclosed proxy contest that did not recur in 2013.

During the year ended December 31, 2013, we incurred approximately $2.2 million in restructuring costs related to our DSA operations and closing our People to People – China office. Included in these costs were approximately $1.6 million in contract termination fees paid to terminate our contract with Discovery Education.

During the year ended December 31, 2013, we incurred approximately $6.5 million in asset impairments related to impairments of our corporate headquarters and other assets.

Other income declined $1.2 million, or 68 percent, in 2013 compared to 2012 primarily due to approximately $0.7 million in realized gains from the sale of securities in 2012, as wells as a reduction in interest income earned on lower average available-for-sale security balances in 2013 compared to 2012.

For the year ended December 31, 2013, the income tax benefit recorded resulted in a 37 percent annual effective income tax rate applied to pre-tax loss. For the year ended December 31, 2012, the income tax provision recorded resulted in a 14 percent annual effective income tax rate applied to pre-tax income. The difference from our statutory rate of 34 percent during 2013 was primarily due to the impact of tax exempt interest income on pre-tax losses recorded in 2013. Conversely, in 2012 tax exempt interest income earned in 2012 had the opposite effect on pre-tax income and reduced our effective annual income tax rate below the statutory rate of 34 percent.

Results of Operations by Segment

Our operations are organized in two reporting segments, 1) “Ambassador Programs and Other,” which provides educational travel services to students, and professionals through multiple itineraries within several travel program types and corporate overhead, and 2) “BookRags,” which provides online research capabilities through book summaries, critical essays, online study guides, lesson plans, biographies, and references to encyclopedia articles.

Ambassador Programs and Others’ gross margin is comprised of gross receipts less direct program costs, including air travel, accommodation, ground transportation, speakers, facilitators, and event costs. BookRags’ gross margin is comprised of content, subscription, and advertising revenues via www.bookrags.com, less commissions and amortization of intangible assets directly associated with sales.

See ‘Results of Operations’ above for a discussion of year-over-year variances for Ambassador Programs and Other, as it represents the largest portion of our operating results. BookRags’ total revenue and gross margin decreased approximately $0.2 million during 2013 compared to 2012 primarily due to our inability to maintain prior levels of website traffic following search engine algorithm changes in 2013. Offsetting the decline in revenue was a corresponding decline in operating expenses incurred in 2013 compared to 2012.

Segment results of operations for the year ended December 31, 2013 and 2012 are as follows (in thousands):

	Year ended December 31, 2013			Year ended December 31, 2012
	Ambassador Programs and Other (1)	BookRags	Consolidated	Ambassador Programs and Other (1)	BookRags	Consolidated
Total revenue	$47,220	$3,975	$51,195	$53,845	$4,207	$58,052
Cost of goods sold	7,046	513	7,559	6,107	554	6,661
Gross margin	40,174	3,462	43,636	47,738	3,653	51,391
Selling and marketing expenses	30,819	1,499	32,318	33,384	1,461	34,845
General and administrative expenses	13,762	661	14,423	15,359	865	16,224
Restructuring costs	2,212	-	2,212	-	-	-
Asset impairments	6,466	-	6,466	-	-	-
Operating income (loss)	(13,085)	1,302	(11,783)	(1,005)	1,327	322
Other income	554	1	555	1,657	60	1,717
Income (loss) before income tax provision	(12,531)	1,303	(11,228)	652	1,387	2,039
Income tax benefit (provision)	4,620	(469)	4,151	192	(487)	(295)
Net income (loss)	$(7,911)	$834	$(7,077)	$844	$900	$1,744

(1)	Ambassador Programs and Other include all travel programs offered by Ambassador Programs and DSA as well as corporate overhead.

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

	As of February 2,
	Delegates
Enrollment detail for travel year	2014	2013	Change	% Change
Student Ambassadors	15,743	16,874	(1,131)	(6.7%)
Total, all programs	19,162	20,139	(977)	(4.9%)

Prior year detail excludes the impact of enrollments for DSA and People to People - China programs as of this time last year to reflect year-over-year comparability given our plan to restructure these programs in 2014.

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

  Deployable Cash Reconciliation (in thousands)
	December 31,
	2013	2012
Cash, cash equivalents and short-term available-for-sale securities	$45,647	$38,272
Prepaid program cost and expenses	7,069	17,217
Less: Participants’ deposits	(26,362)	(25,735)
Less: Accounts payable / accruals / other liabilities	(3,706)	(4,349)
Deployable cash	$22,648	$25,405

Free Cash Flow

Free cash flow is calculated as cash flow from operations less the purchase of property, equipment and intangible assets. Management believes this non-GAAP measure is useful to investors in understanding the cash generated or distributed within the current period for future use in operations. See the ‘Liquidity’ section below for explanations of cash sources and uses.

Free Cash Flow Reconciliation (in thousands)
	December 31,
	2013	2012
Cash flow provided by operations	$14,755	$2,219
Purchase of property, equipment and intangibles	(3,454)	(5,672)
Free cash flow	$11,301	$(3,453)

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Total assets at December 31, 2013 were $88.4 million, of which 51.7 percent, or $45.6 million, were cash, cash equivalents and short-term available-for-sale securities. At that date, we also had long-lived assets totaling $31.8 million, primarily related to our office building, technology hardware and systems used to deliver our services, and goodwill and intangible assets almost exclusively related to our BookRags segment. Our total liabilities at December 31, 2013 were $30.3 million, including $26.4 million in participant deposits for future travel, and we had no debt outstanding.

Effective June 30, 2013, we amended our credit agreement with Wells Fargo Bank, National Association, modifying the principal amount available under our credit agreement and changing certain covenants. At December 31, 2013, we maintain an unsecured revolving line of credit with Wells Fargo Bank with an unused line of credit of $12.5 million. This line of credit is limited to 50 percent of deployable cash as defined above in “Key Performance Non-GAAP Financial Indicators.” In addition, our covenants also include a measurement of deployable cash greater than zero and a tangible net worth measurement greater than $40.0 million. At December 31, 2013, we were in compliance with all covenants.  For additional information regarding our line of credit, see Note 9, “Line of Credit,” to the consolidated financial statements in this Form 10-K.

Our business is not capital intensive and we believe that existing cash and cash equivalents and cash flows from operations will be sufficient to fund our anticipated operating needs and capital expenditures through 2014. As of December 31, 2013, we had no material commitments for capital expenditures.

Sources and Uses of Cash

Sources and uses of cash for the fiscal years ended December 31, 2013 and 2012 (in thousands):

	Years Ended December 31,
Net cash flows provided by (used in):	2013	2012
Operating activities	$14,755	$2,219
Investing activities	(7,774)	827
Financing activities	(3,658)	(16,415)
Net increase (decrease) in cash and cash equivalents	$3,323	$(13,369)

Net cash provided by operations was $14.8 million and $2.2 during the years ended December 31, 2013 and 2012, respectively. The year-over-year increase in cash provided by operations of $12.5 million was primarily due to the timing of $13.4 million in prepaid airline deposits made in 2012 that did not recur in the current period, a $2.3 million favorable change in participant deposits due to delegates that enrolled earlier in 2013 compared to 2012 and the additional payments made as a result, offset by decline in net income year-over-year.

Cash used in investing activities was $7.8 million during the year ended December 31, 2013, whereas cash provided by investing activities was $0.8 million during the year ended December 31, 2012.  This $8.6 million difference was primarily due to $10.8 million net increase in cash used for the purchase of available-for-sale securities in 2013 compared to 2012, offset partially by a $2.2 million decrease in cash used for the purchase of property and equipment, and intangible assets in 2013 compared to 2012.

Cash used in financing activities was $3.7 million and $16.4 million during the years ended December 31, 2013 and 2012, respectively. The net change in financing activities was primarily due to a decrease in dividends paid of $12.0 million in 2013 compared to 2012, the result of suspending our quarterly dividend payments to shareholders in the second quarter of 2013 as well as paying a special $8.8 million dividend to shareholders in the fourth quarter of 2012.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K promulgated by the SEC.

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

Available-for-Sale Securities

As over 40 percent of our total assets are made up of available-for-sale securities, we evaluate available-for-sale securities for other-than-temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, then a loss would be recorded in the income statement. Key components of this evaluation include knowledge of the underlying investment security and the length of the decline in market price.

Intangible Assets and Goodwill

In total, Goodwill and other intangible assets account for over 15 percent of our total assets. Goodwill and intangible assets deemed to have an indefinite life are not amortized and are subject to impairment tests, at least annually, which compare the carrying amount of the reporting unit to the fair value of the reporting unit. Intangible assets with definite lives are subject to impairment tests whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Key components of these valuations include management’s forecast of operating revenues, expense, future cash flows and capital expenditures and industry factors to determine the weighted-average cost of capital. We completed our annual impairment test of goodwill and other indefinite lived intangible assets as of December 1, 2013, and concluded that no impairment existed. However, the estimated fair value of BookRags exceeded its carrying value by less than 5 percent and is at risk of failing the step one test. We will continue to monitor BookRags for impairment and if actual market conditions are less favorable than those projected or if circumstances change that would reduce the fair value of our goodwill, we may be required to conduct an interim test and potentially record impairment charges that could be material in the future. Refer to Note 8, “Intangible Assets and Goodwill” in our consolidated financial statements in this Form 10-K for further information.

Revenue Recognition

We invoice delegates in advance of travel, and payments made are recorded as deferred liabilities for participant deposits. Upon enrollment, each new delegate is required to make a deposit of between $300 and $500, depending on the program, with monthly, and lump sum payments due leading up to travel. The use of cash collected from participant deposits is not restricted by agreement or law, therefore is not reported as restricted cash. We also pay for certain program costs in advance of travel including, but not limited to, airfare, hotel, and transportation services. Those advanced payments are recorded as prepaid program costs.

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

We charge administrative fees under our withdrawal policy for any delegate who enrolls on our programs but does not ultimately travel. The amount of the administrative fee will vary depending on when the withdrawal occurs and the length of time before travel was to occur. We recognize withdrawal fees concurrent with the revenue recognition from the related programs.

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

Foreign Currency Exchange Contracts

The majority of our travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. Our processes include a program to provide a hedge against certain of these foreign currency risks, and we typically use forward contracts that allow us to acquire the foreign currency at a fixed price for a specified point in time. All of the derivatives are cash flow hedges and qualified for cash flow hedge accounting at December 31, 2013.

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

Contingencies

We are subject to the possibility of various contingencies including claims, suits and complaints, arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining gain or loss contingencies. An estimated contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. For additional information regarding our contingencies, see Note 11, “Commitments and Contingencies,” to the consolidated financial statements in this Form 10-K.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, the end of the period covered by this Form 10-K, our chief financial officer and interim chief executive officer, and our principal accounting officer reviewed, evaluated and concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were effective. These controls and procedures are designed to ensure information required to be disclosed in our Form 10-K filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and has been accumulated and communicated to our chief financial officer and interim chief executive officer, and our principal accounting officer as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, using criteria established in the Internal Control Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and concluded that we have maintained effective internal control over financial reporting as of December 31, 2013, based on these criteria.

This report does not include an attestation report on internal control over financial reporting by the Company’s independent registered public accounting firm since the Company is a smaller reporting company under the rules of the SEC.

Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2013, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for our 2014 Annual Meeting of Shareholders to be filed within 120 days after the end of our fiscal year ended December 31, 2013.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for our 2014 Annual Meeting of Shareholders to be filed within 120 days after the end of our fiscal year ended December 31, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for our 2014 Annual Meeting of Shareholders to be filed within 120 days after the end of our fiscal year ended December 31, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for our 2014 Annual Meeting of Shareholders to be filed within 120 days after the end of our fiscal year ended December 31, 2013.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for our 2014 Annual Meeting of Shareholders to be filed within 120 days after the end of our fiscal year ended December 31, 2013.

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
Spokane, Washington

We have audited the accompanying consolidated balance sheets of Ambassadors Group, Inc. (“Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ambassadors Group, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Spokane, Washington
March 27, 2014

AMBASSADORS GROUP, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$9,473	$6,150
Available-for-sale securities and other	36,174	32,122
Foreign currency exchange contracts	-	837
Prepaid program costs and expenses	7,069	17,217
Accounts receivable	1,792	850
Deferred tax assets	1,295	221
Total current assets	55,803	57,397
Property and equipment, net	18,452	26,344
Available-for-sale securities	719	723
Intangibles	3,522	3,565
Goodwill	9,781	9,781
Other long-term assets	82	85
Total assets	$88,359	$97,895

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$3,587	$4,238
Participants’ deposits	26,362	25,735
Foreign currency exchange contracts	244	-
Other liabilities	119	111
Total current liabilities	30,312	30,084
Foreign currency exchange contracts	52	-
Deferred tax liabilities	2,087	2,688
Total liabilities	32,451	32,772

Commitments and Contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 shares authorized; 17,040,724 and 17,047,470 shares issued and outstanding as of December 31, 2013 and 2012 respectively	170	170
Additional paid-in capital	411	-
Retained earnings	55,876	64,589
Accumulated other comprehensive income (loss)	(549)	364
Stockholders’ equity	55,908	65,123

Total liabilities and stockholders’ equity	$88,359	$97,895

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2013	2012
Net revenue, non-directly delivered programs	$36,752	$44,837
Gross revenue, directly delivered programs	10,468	9,008
Gross revenue, internet and advertising	3,975	4,207
Total revenue	51,195	58,052
Cost of sales, directly delivered programs	7,046	6,107
Cost of sales, internet and advertising	513	554
Gross margin	43,636	51,391
Operating expenses:
Selling and marketing	32,318	34,845
General and administrative	14,423	16,224
Restructuring costs	2,212	-
Asset impairments	6,466	-
Total operating expenses	55,419	51,069
Operating income (loss)	(11,783)	322
Other income:
Interest and dividend income	532	1,730
Foreign currency and other income (expense)	23	(13)
Total other income	555	1,717
Income (loss) before income tax provision	(11,228)	2,039
Income tax benefit (provision)	4,151	(295)
Net income (loss)	$(7,077)	$1,744

Weighted-average common shares outstanding - basic	16,713	17,530
Weighted-average common shares outstanding - diluted	16,713	17,530

Net income (loss) per share - basic	$(0.42)	$0.10
Net income (loss) per share - diluted	$(0.42)	$0.10

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years ended December 31,
	2013	2012
Net income (loss)	$(7,077)	$1,744
Unrealized gain (loss) on foreign currency exchange contracts, net of income tax benefit (provision) of $397 and ($913)	(736)	1,697
Unrealized loss on available-for-sale securities, net of income tax benefit of $95 and $169	(177)	(315)
Comprehensive income (loss)	$(7,990)	$3,126

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balances, December 31, 2011	17,589	$172	$314	$77,489	$(1,018)	$76,957
Net income	-	-	-	1,744	-	1,744
Stock-based compensation expense	-	-	1,455	-	-	1,455
Excess tax shortfall from stock-based compensation	-	-	(347)	-	-	(347)
Stock redemptions	(651)	(7)	(1,422)	(1,632)	-	(3,061)
Restricted stock grant	109	5	-	-	-	5
Dividend to shareholders (0.74 per share)	-	-	-	(13,012)	-	(13,012)
Other comprehensive income, net of income taxes	-	-	-	-	1,382	1,382
Balances, December 31, 2012	17,047	170	-	64,589	364	65,123
Net loss	-	-	-	(7,077)	-	(7,077)
Stock options exercised	1	-	5	-	-	5
Stock-based compensation expense	-	-	2,433	-	-	2,433
Excess tax shortfall from stock-based compensation	-	-	(1,517)	(619)	-	(2,136)
Stock redemptions	(115)	(1)	(509)	-	-	(510)
Restricted stock grant	108	1	(1)	-	-	-
Dividend to shareholders (0.06 per share)	-	-	-	(1,017)	-	(1,017)
Other comprehensive loss, net of income taxes	-	-	-	-	(913)	(913)
Balances, December 31, 2013	17,041	$170	$411	$55,876	$(549)	$55,908

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(7,077)	$1,744
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,368	5,273
Stock-based compensation	2,433	1,455
Deferred income taxes	(3,319)	387
Loss on disposition and impairment of property and equipment	6,466	24
Excess tax shortfall from stock-based compensation	2,136	347
Change in assets and liabilities:
Accounts receivable and other assets	(939)	545
Prepaid program costs and expenses	9,673	(3,918)
Accounts payable, accrued expenses, and other current liabilities	(613)	(1,977)
Participants’ deposits	627	(1,661)
Net cash provided by operating activities	14,755	2,219

Cash flows from investing activities:
Purchase of available for sale securities	(27,448)	(74,022)
Proceeds from sale of available-for-sale securities	23,128	80,521
Purchase of property and equipment	(3,110)	(5,139)
Purchase of intangibles	(344)	(533)
Net cash provided by (used in) investing activities	(7,774)	827

Cash flows from financing activities:
Repurchase of Common Stock	(510)	(3,056)
Dividend payment to shareholders	(1,017)	(13,012)
Proceeds from exercise of stock options	5	-
Excess tax shortfall from stock-based compensation	(2,136)	(347)
Net cash used in financing activities	(3,658)	(16,415)

Net increase (decrease) in cash and cash equivalents	3,323	(13,369)
Cash and cash equivalents, beginning of period	6,150	19,519
Cash and cash equivalents, end of period	$9,473	$6,150

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

The significant majority of our assets are located in the United States. We maintain a sufficient amount of cash held in foreign bank accounts utilized for operating expenses for our China operations, which are currently being unwound. Revenues from our directly delivered travel programs and our internet content and advertising are derived primarily from activity in the United States. Revenue from our non-directly delivered programs is derived internationally in the following geographic areas for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
Europe	61%	70%
South Pacific (primarily Australia and New Zealand)	17%	13%
Asia (primarily China and Japan)	11%	10%
Other	11%	7%

2.	Summary of Significant Accounting Policies

Cash, Cash Equivalents, and Available-for-Sale Securities

We invest cash in excess of operating requirements in high quality, short-term money market instruments, government municipal bonds, and other investments at high credit quality institutions. At times, such balances may be in excess of the federal depository insurance limit or may be on deposit at institutions which are not covered by this insurance.

We consider investments with original maturities at date of purchase of three months or less to be cash equivalents. We classify our marketable debt investments as available-for-sale securities, which are carried at fair value and they can be exposed to concentrations of credit risk and interest rate risk. Unrealized gains and losses on available-for-sale securities are excluded from operations and reported as accumulated other comprehensive income, net of deferred income taxes. Realized gains and losses on the sale of available-for-sale securities are recognized on a specific identification basis in the consolidated statement of operations in the period the investments are sold within interest and dividend income.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

     Derivative Financial Instruments

We use foreign currency exchange contracts as a means of mitigating exposure to foreign currency risk connected to anticipated travel programs. In entering into these contracts, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. However, as all contracts are with high quality institutions, we do not expect any losses as a result of counterparty defaults.

We measure derivative contracts as assets and liabilities based on their fair value. Gains or losses resulting from changes in the fair value of derivatives in each period are recorded either in current earnings or other comprehensive income (“OCI”), depending on the use of the derivative, whether it qualifies for hedge accounting and whether that hedge is effective. Amounts deferred in OCI are reclassified to “Net revenue, non-directly delivered programs” when the hedged transaction has occurred. Ineffective portions of any change in fair value of a derivative are recorded in current period foreign currency and other income (expense).

 Other Investments

Companies in which we own 20 percent or less are accounted for using the cost method, while companies we own at least 20 percent but less than 50 percent are accounted for using the equity method. Companies in which we own greater than 50 percent are consolidated into our financial statements and are listed in Note 1, “The Company,” to the consolidated financial statements.

In 2003, we purchased a minority interest in a company, Full On (Europe) Ltd. This company provides development activities for our delegates traveling in Europe, New Zealand and Australia, and is accounted for using the equity method. Additionally, during August 2005, we made an investment in a safety awareness firm to support the education of and support of safe travel practices, Safe Passage Travel I, LLC. This investment is accounted for using the cost method. Both investments are included in other long-term assets on the consolidated balance sheets.

Property and Equipment

Property and equipment are stated at acquisition cost less accumulated depreciation. Major additions and increases in functionality are capitalized, whereas cost of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Depreciation and amortization are recorded using the straight-line method over the estimated useful lives of the respective assets, generally two to seven years for office furniture, internally developed software, and computer equipment, and thirty-nine years for our corporate headquarters building, currently for sale.

We perform reviews for the impairment of property and equipment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When property and equipment are sold, retired, or impaired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in the consolidated statement of operations. During the year end December 31, 2013, we recorded an impairment expenses related to our corporate headquarters building of $4.5 million as well as impairments to other assets related to our restructuring plan. Refer to Note 6, “Property and Equipment” in our consolidated financial statements in this Form 10-K for further information.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible Assets and Goodwill

Our intangible assets include goodwill, trade name, contract license agreements, content copyrights, plagiarism software, and advertising relationships. The majority of these assets were recorded in conjunction with the acquisition of BookRags in May 2008. Intangible assets with definite lives are amortized on a straight-line basis over a period of 10 years. Goodwill and intangible assets deemed to have an indefinite life, specifically our trade name, are not amortized but are subject to impairment tests, at least annually, which compare the carrying amount of the reporting unit to the fair value of the reporting unit. Intangible assets with definite lives are also subject to impairment tests whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of the goodwill or intangible asset is not recoverable and exceeds its fair value. Refer to Note 8, “Intangible Assets and Goodwill” in our consolidated financial statements in this Form 10-K for further information.

     Prepaid Program Costs and Expenses

Our prepaid expenses consist primarily of prepaid program costs for airline deposits, program delivery vendor deposits, hotel deposits and other miscellaneous costs associated with delivering our programs. Additionally, we have prepaid costs associated with merchandise used on our programs and other operating expenses, such as liability insurance. Those advanced payments are recorded as prepaid program costs and expenses.

Revenue Recognition

We invoice delegates in advance of travel, and payments made are recorded as deferred liabilities for participant deposits. The use of cash collected from participant deposits is not restricted by agreement or law, therefore is not reported as restricted cash. Upon enrollment, each new delegate is required to make a deposit of between $300 and $500, depending on the program, with monthly, and lump sum payments due leading up to travel.

For non-directly delivered programs, we do not actively manage the operations of each program, and therefore, recognize revenue and anticipated costs from these programs on a net basis within net revenue, non-directly delivered programs when travel programs begin.

For directly delivered programs in which we organize and operate all activities, we recognize the revenue associated with these programs within gross revenue, directly delivered programs over the period the programs operate. We recognize the costs associated with operating these programs within cost of sales, directly delivered programs over the period the programs operate.

We charge administrative fees under our withdrawal policy for any delegate who enrolls on our programs but does not ultimately travel. The amount of the administrative fee will vary depending on when the withdrawal occurs. We recognize administration fees concurrent with the revenue recognition from the related programs.

Revenue from fees charged to access internet content is recognized at the point of sale while advertising revenues are recognized in conjunction with an advertisement campaign occurring on the BookRags site. Revenue from subscriptions for website content access is deferred and recognized monthly over the term of the subscription. Cost of sales, internet and advertising primarily include amortization of intangible assets and licensing agreement costs.

Restructuring Costs

Our restructuring costs are comprised primarily of contract termination fees, employee separation payments, and other transition related expenses. Liabilities associated with the restructuring plan are recognized and measured at fair value when the liability is incurred. We estimate the amounts of some of these costs based on expectations at the time the expenses are incurred and reevaluate the liabilities at each reporting date based on current expectations. Refer to Note 7, “Restructuring Costs” in our consolidated financial statements in this Form 10-K for further information.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

 Earnings Per Share

Earnings per share - basic is computed using the two-class method by dividing net income by the weighted-average number of common shares, including participating securities, outstanding during the period. Earnings per share - diluted is computed by increasing the weighted-average number of common shares outstanding by the additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Participating securities include our unvested employee restricted stock awards with time-based vesting, which receive non-forfeitable dividend payments.

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

Accounting for Stock-Based Compensation

We maintain an Equity Participation Plan under which we have granted non-qualified stock options, performance stock units, restricted stock awards, and restricted stock units to employees, non-employee directors and consultants. The fair value of the equity instruments granted are estimated on the date of grant using the Black-Scholes and other pricing models, utilizing assumptions as described in Note 12, “Stock-Based Compensation,” to the consolidated financial statements.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those associated with available-for-sale securities, valuation of goodwill and intangible assets, valuation of fixed assets, income taxes, foreign currency exchange contracts, revenue recognition, stock-based compensation, and contingencies.

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

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following tables summarize the composition of our investments at December 31, 2013 and 2012 (in thousands):

				Classification on Balance Sheet
December 31, 2013	Amortized Cost	Unrealized Gains (Losses)	Aggregate Fair Value	Cash and cash equivalents	Short-term available-for-sale securities	Long-term available-for-sale securities
Auction rate securities (“ARS”), greater than one year	$1,002	$(283)	$719	$-	$-	$719
Money market funds, ninety days or less	488	-	488	488	-	-
Municipal securities1
Short term municipal securities funds2	27,493	(143)	27,350		27,350
One year or less	952	3	955	-	955	-
After one year through three years	3,132	20	3,152	-	3,152	-
Greater than three years	4,854	(137)	4,717	-	4,717	-
Total	$37,921	$(540)	$37,381	$488	$36,174	$719

				Classification on Balance Sheet
December 31, 2012	Amortized Cost	Unrealized Gains (Losses)	Aggregate Fair Value	Cash and cash equivalents	Short-term available-for-sale securities	Long-term available-for-sale securities
ARS, greater than one year	$1,000	$(277)	$723	$-	$-	$723
Money market funds, ninety days or less	1,150	-	1,150	1,150	-	-
Municipal securities1
Short term municipal securities funds2	26,095	(3)	26,092		26,092
One year or less	790	2	792	-	792	-
After one year through three years	1,345	7	1,352	-	1,352	-
Greater than three years	3,884	2	3,886	-	3,886	-
Total	$34,264	$(269)	$33,995	$1,150	$32,122	$723

1 Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

2Amounts include short-term municipal security funds that do not have a set maturity date.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details the fair value measurements of assets and liabilities measured on a recurring basis within the three levels of the fair value hierarchy at December 31, 2013 and 2012 (in thousands):

		Fair Value Measurements at Reporting Date Using
December 31, 2013	Fair Market Value	Level 1	Level 2	Level 3
Financial assets:
ARS	$719	$-	$-	$719
Money market funds	488	488	-	-
Municipal securities1	36,174	27,350	8,824	-
Foreign currency exchange contracts	253	-	253	-
Total financial assets	$37,634	$27,838	$9,077	$719
Financial liabilities:
Foreign currency exchange contracts	549	-	549	-
Total financial liabilities	$549	$-	$549	$-

		Fair Value Measurements at Reporting Date Using
December 31, 2012	Fair Market Value	Level 1	Level 2	Level 3
Financial assets:
ARS	$723	$-	$-	$723
Money market funds	1,150	1,150	-	-
Municipal securities1	32,122	26,092	6,030	-
Foreign currency exchange contracts	952	-	952	-
Total financial assets	$34,947	$27,242	$6,982	$723
Financial liabilities:
Foreign currency exchange contracts	115	-	115	-
Total financial liabilities	$115	$-	$115	$-

1 At December 31, 2013, municipal securities consisted of a 76/13/11 percent split between holdings in short-term municipal security funds, municipal revenue bonds and municipal general obligation bonds, respectively. At December 31, 2012, municipal securities consisted of an 82/12/6 split between holdings in short-term municipal security funds, municipal revenue bonds and municipal general obligation bonds, respectively. In addition, the underlying credit rating of the municipal securities at December 31, 2013 and December 31, 2012 were A+, A1 or better as defined by S&P 500 and Moody’s, respectively.

Money market funds and municipal security funds are classified as Level 1 assets because market prices are readily available for these investments. Level 2 financial assets and liabilities represent the fair value of our municipal bonds and foreign currency exchange contracts that were valued using models that take into account the contract terms, as well as multiple inputs where applicable, such as equity prices, interest rates, volatility and currency rates. Level 3 financial assets represent the fair value of our auction-rate securities (“ARS”), which were valued using a pricing model that takes into account the average life of the underlying collateral, the rate of return, and the spread used for similar issuances.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details the fair value measurements of assets measured on a non-recurring basis within the three levels of the fair value hierarchy at December 31, 2013 (in thousands):

		Fair Value Measurements at Reporting Date Using
December 31, 2013	Fair Market Value	Level 1	Level 2	Level 3	Total Loss
Property and equipment, land and building	$11,000	$-	$-	$11,000	$4,544

In April 2012, our Board of Directors approved the listing for sale of our corporate headquarters building and land located in Spokane, Washington. The initial listing price for the building and underlying land was $13.3 million. During the quarter ended September 30, 2013, we changed real estate brokers and lowered the listing price to $11.9 million due to lack of market activity or interest. As a result, during the third quarter of 2013, we performed an impairment analysis that resulted in us lowering the fair value of our corporate headquarters building and land to $11.0 million from $15.5 million, resulting in a $4.5 million impairment charge based on a weighted average probability model of estimated future cash flows. Depreciation expense incurred from the impairment date to December 31, 2013, resulted in a carrying value of $10.9 million. We will continue to classify the building as an asset held for use until the sale is probable within twelve months and it becomes unlikely that significant changes to the plan will be made.

Fair value measurements on a recurring basis using Level 3 inputs only consist of available-for-sale ARS. The following table presents a reconciliation for the year ended December 31, 2013 and 2012 of available-for-sale ARS measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	December 31,
	2013	2012
Beginning balance	$723	$700
Total realized / unrealized losses:
Included in OCI	(4)	23
Ending balance	$719	$723

During the year ended December 31, 2013, we experienced one failed ARS auction, representing principal of $1.0 million. The ARS failed at auction again in March 2014 and continues to be classified as a long-term asset due to the high probability that the ARS may fail in future auctions. We have determined that there is no other-than-temporary impairment on this security, since we do not currently intend and are not required to sell this security before we have recovered the amortized cost basis, there has been no further deterioration of the credit rating of this investment, interest payments at coupon rate continue to be received and we expect to recover the amortized cost basis of this security. We will continue to reassess liquidity in future reporting periods based on several factors, including the success or failure of future auctions, possible failure of the investment to be redeemed, deterioration of the credit rating of the investment, market risk and other factors.

In determining the fair value of our financial instruments, we consider the individual ratings of each holding. With regard to bonds, we consider the following: the underlying rating of the issuer irrespective of the insurance; the performance of the issuer; the term of the bond; and the quality of bond insurance provided by the rating of the bond insurer. With regard to valuation of our ARS, we consider the underlying credit quality of comparable student loan portfolios and the average life of the underlying student loan assets and apply a discount related to the illiquidity of our ARS due to past failed auctions. Based on these inputs, we have applied a discount of 340-basis points to the London interbank offered rate resulting in a valuation of $0.7 million from a cost basis of $1.0 million as of December 31, 2013. At the reporting dates and in the future, we recognize that this investment is subject to general credit, liquidity, market and interest rate risks. The fair value of this investment accordingly will continue to change, and we will continue to evaluate its carrying value.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.	Derivative Financial Instruments

The majority of our travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar for our non-directly delivered programs. We use forward contracts that allow us to acquire foreign currency at a fixed price for a specified point in time and to provide a hedge against foreign currency risk. All of our derivatives are cash flow hedges and at December 31, 2013, all contracts qualified for cash flow hedge accounting.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income or loss and reclassified into earnings in the same period during which the hedged transaction is recognized in earnings, which is primarily during the second and third quarters of the year when the majority of our international travel programs occur. Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

At December 31, 2013, the following forward contracts were outstanding (in thousands):

	Notional Amount	Matures
Forward contracts:
Euro	8,300	January 2014 - June 2014
Australian dollar	7,000	January 2014 - May 2015
British pound	1,350	January 2014 - June 2014
Canadian dollar	550	March 2014 - June 2014
New Zealand dollar	325	March 2014 - June 2014
Japanese Yen	54,000	May 2014

The fair values of our forward contracts were as follows (in thousands):

	December 31, 2013
	Derivatives designated as hedging instruments		Total Net
	Assets	Liabilities	Liabilities
Forward contracts	$253	$549	$296

	December 31, 2012
	Derivatives designated as hedging instruments		Total Net
	Assets	Liabilities	Assets
Forward contracts	$952	$115	$837

The net liabilities and asset derivatives at December 31, 2013 and 2012 are reported in the consolidated balance sheet as current and long-term foreign currency exchange contracts.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.	Accumulated Other Comprehensive Income (Loss)

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

Unrealized gains or losses related to available-for-sale securities are recorded in accumulated other comprehensive income (“AOCI”). The change in unrealized gains or losses related to available-for-sale securities are recorded in other comprehensive income net of income taxes in the period the change occurred. When securities are sold and a realized gain or loss is recognized, the amount is reclassified from AOCI to the income statement and recorded in interest and dividend income. During the year ended December 31, 2013, the change in AOCI for available-for-sale securities was primarily due to a decline in the fair market value of debt securities resulting from an increase in market interest rates during the period. During the year ended December 31, 2012, the change in AOCI for available-for-sale securities was primarily due to realized gains from the sale of investments diverted to municipal bond funds.

For years ended December 31, 2013 and 2012, a summary of AOCI balances and gains (losses) recognized in OCI are as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Derivative Securities		Available-for-sale securities
	Year ended		Year ended
	December 31,		December 31,
	2013	2012	2013	2012
Balance, beginning of period	$544	$(1,153)	$(180)	$135
Change before reclassification	(948)	989	(352)	168
Reclassification into net revenue, non-directly delivered programs	(185)	1,621	-	-
Reclassification into interest and dividend income	-	-	80	(652)
Effect of incomes taxes	397	(913)	95	169
Other comprehensive income (loss), net of income taxes	(736)	1,697	(177)	(315)
Balance, end of period	$(192)	$544	$(357)	$(180)

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.    Property and Equipment

Property and equipment and the changes therein consist of the following (in thousands):

	December 31,
	2013	2012
Land	$1,817	$1,817
Building	9,183	16,207
Office furniture, fixtures and equipment	2,658	2,658
Computer equipment and software	19,659	22,092
Construction in progress	146	1,378
Total property and equipment, gross	33,463	44,152
Less accumulated depreciation	(15,011)	(17,808)
Total property and equipment, net	$18,452	$26,344

The remaining cost of completion for construction in process, which consists of website and internal use software development, is estimated to be approximately $0.2 million as of December 31, 2013. Depreciation and amortization expense on property and equipment of approximately $5.0 million, and $4.9 million for the years ended December 31, 2013 and 2012, respectively, was included in the determination of net income (loss).

During 2013, approximately $12.6 million in property and equipment was impaired, written off, or sold for a net loss of approximately $6.5 million. The loss is primarily related to impairment charges related to the corporate headquarters and other assets, and were classified in our consolidated statements of operations as asset impairments. The remaining asset write downs in 2013 were related to fully depreciated assets no longer utilized in operations. During 2012, approximately $2.2 million in property and equipment was impaired, written off, or sold for a net loss of approximately $14 thousand. These assets were primarily fully depreciated assets no longer utilized in operations.

7.    Restructuring Costs

During the third quarter of 2013, we initiated a corporate restructuring plan aimed at streamlining our cost structure and focusing our business primarily on our core Student Ambassador Programs in order to promote the long-term health of the organization. This plan includes restructuring the operations and programs associated with DSA and terminating the operations associated with our People to People – China office. The costs associated with this restructuring plan include contract termination fees associated with Discovery Student Adventures, asset impairments, and transition-related costs primarily comprised of charges for employee termination benefits, retention incentives during the transition period, and other operating costs incurred as part of the transition period. We anticipate all restructuring expenses to be recognized within twelve months of the initial implementation of the restructuring plan. All contract termination fees and transition-related expenses are classified on our consolidated statement of operations as restructuring costs. The costs associated with the impairment of assets as a result of the restructuring plan are classified as asset impairments in our consolidated statements of operations.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes costs incurred as part of the restructuring plan and balance of the restructuring cost liability as of December 31, 2013 (in thousands):

Year ended December 31, 2013
Restructuring costs:
Contract termination fees	$1,550
Separation payments	130
Equity compensation expenses	63
Other transition costs	469
Total expense	2,212
less: cash payments made during period	1,905
less: non-cash expenses	63
Total restructuring liabilities at December 31, 2013	$244

We expect to incur approximately $0.1 million to $0.2 million in additional expenses in 2014 to complete the restructuring of our DSA and People to People – China operations.

8.     Intangible Assets and Goodwill

Identified intangible assets other than goodwill and the changes therein consisted of the following (in thousands):

	December 31,
	2013	2012
Content license agreements	$838	$838
Content copyrights	3,607	3,263
Advertising relationship	512	512
Other	130	130
Trademark	517	517
Total intangible assets, gross	5,604	5,260
Less accumulated amortization
Content license agreements	(236)	(194)
Content copyrights	(1,204)	(859)
Advertising relationship	(512)	(512)
Other	(130)	(130)
Total intangible assets, net	$3,522	$3,565

Amortization expense on intangible assets of approximately $0.4 million and $0.4 million for the years ended December 31, 2013 and 2012, respectively, was included in the determination of net income (loss).

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Estimated annual amortization expense for each of the next five years is as follows (in thousands):

Years Ended December 31,
2014	$406
2015	$406
2016	$406
2017	$406
2018	$375

Identified goodwill consists of the following (in thousands):

	December 31,
	2013	2012
Goodwill - BookRags	$9,711	$9,711
Goodwill - Ambassador programs and other	70	70
Goodwill	$9,781	$9,781

We completed our annual impairment test of goodwill and other indefinite lived intangible assets as of December 1, 2013, and concluded that no impairment existed. However, the estimated fair value of BookRags, with $9.7 million in goodwill, exceeded its carrying value by less than 5 percent. The review of goodwill requires the use of several estimates including management assumptions for future cash flows, weighted average cost of capital, discount rates, and equity multiples, all which involve a large degree of judgment. We believe estimates utilized in our analysis are likely to occur, but there can be no assurance that these estimates will materialize as projected. We will continue to monitor BookRags for impairment and if actual market conditions are less favorable than those projected or if circumstances change that would reduce the fair value of our goodwill, we will re-perform this test.

9.	Line of Credit

We maintain a revolving credit agreement with Wells Fargo that expires on June 1, 2014 that we expect to extend beyond this date on similar terms. This revolving credit agreement was modified during the second quarter of 2013, changing the principal amount available under our credit agreement and changing certain covenants. At December 31, 2013, we maintained an unsecured revolving line of credit with Wells Fargo Bank with an unused line of credit of $12.5 million. Monthly interest only payments, if applicable, are paid based on a pricing grid under which the interest rate decreases or increases based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization. We can elect to borrow utilizing the London Inter-Bank Offering Rate plus an applicable spread or the prime rate. The credit agreement contains certain quarterly financial covenants that include a measurement of deployable cash greater than zero as defined in Item 7 within “Key Performance Non-GAAP Financial Indicators” and a tangible net worth measurement greater than $40.0 million. In addition, this line of credit is limited to 50 percent of deployable cash. At December 31, 2013, we were in compliance with all covenants and our line of credit was limited to $11.3 million based on these measurements.

At December 31, 2013 and 2012, we had no amounts outstanding on the revolving line of credit. At December 31, 2013, the availability under the total line of credit was $9.9 million, as we have utilized $1.4 million of the line in the form of letters of credit to several airline companies.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Income Taxes

The benefit (provision) for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2013	2012
Current tax benefit
Federal	$796	$2
State	36	90
Deferred tax benefit (provision)
Federal	3,222	(372)
State	97	(15)
Total income tax benefit (provision)	$4,151	$(295)

Components of the net deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2013
	Assets	Liabilities	Total
Net operating loss carryforward	$815	$-	$815
Amortization of goodwill and other intangibles	-	(894)	(894)
Accrued vacation and compensation	118	-	118
Unrealized loss on foreign currency exchange contracts	101	-	101
Unrealized loss on available-for-sale securities	88	-	88
Unrealized loss on auction rate securities	97	-	97
Depreciation	-	(1,971)	(1,971)
Stock options	404	-	404
Restricted stock grants	216	-	216
State tax deduction	30	-	30
Prepaids	-	(209)	(209)
Other	413	-	413
Total deferred tax assets (liabilities)	$2,282	$(3,074)	$(792)

	December 31, 2012
	Assets	Liabilities	Total
Amortization of goodwill and other intangibles	$-	$(534)	$(534)
Accrued vacation and compensation	270	-	270
Unrealized gain on foreign currency exchange contracts	-	(292)	(292)
Unrealized loss on auction rate securities	97	-	97
Depreciation	-	(4,477)	(4,477)
Stock options	1,805	-	1,805
Restricted stock grants	529	-	529
State tax deduction	83	-	83
Prepaids	-	(228)	(228)
Other	284	(4)	280
Total deferred tax assets (liabilities)	$3,068	$(5,535)	$(2,467)

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The income tax benefit (provision) differs from that computed using the federal statutory rate applied to income before income taxes as follows (in thousands):

	Years Ended December 31,
	2013 Amount	%	2012 Amount	%
Benefit (provision) at the federal statutory rate	$3,818	34.0%	$(693)	(34.0%)
Tax-exempt interest	206	1.8	362	17.8
Uncertain state tax position	64	0.6	75	3.7
Tax rate change to deferreds - federal	49	0.5	-	-
State income tax, net of federal benefit	36	0.3	(26)	(1.3)
Other	(22)	(0.2)	(13)	(0.7)
Total income tax benefit (provision)	$4,151	37.0%	$(295)	(14.5%)

As of December 31, 2013, $0.1 million of unrecognized tax benefits are recorded as accounts payable and accrued expenses in the consolidated balance sheet. If recognized, $0.1 million would affect the annual effective tax rate. Our policy is to account for interest and penalties related to income taxes as part of income tax expense. During the year ended December 31, 2013, we recognized $0.1 million of income tax benefit in the consolidated statement of operations and $43 thousand in the consolidated balance sheet associated with interest on uncertain tax positions. As of December 31, 2013, we expect to carryback $1.7 million of our net operating loss against our prior year tax returns and carry forward the remaining $2.4 million net operating loss against future taxable income. We have 20 years to utilize the net operating loss carry forward.

The following summarizes the unrecognized tax benefits activity during 2013 and 2012 (in thousands):

	2013	2012
Gross unrecognized tax benefit as of January 1,	$225	$328
Increases in uncertain tax benefits as a result of tax positions taken during the current period	-	3
Settlements with tax authorities	(26)	-
Lapse of statute of limitations	(116)	(106)
Gross unrecognized tax benefits as of December 31,	$83	$225

We file tax returns in the U.S. federal jurisdiction and various state jurisdictions. We may be subject to examination by the Internal Revenue Service for the years after 2009. We may also be subject to examination by various state jurisdictions for the years after 2008.

11.	Commitments and Contingencies

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

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Under our Bylaws, our directors and officers have certain rights to indemnification by us against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which covers certain liabilities arising from our obligation to indemnify our directors and officers and former directors in certain circumstances. No material indemnification liabilities were accrued at December 31, 2013.

12.        Stock-Based Compensation

Under our Equity Participation Plan (the “Plan”), we may grant stock-based incentive compensation awards to eligible employees (including officers), non-employee directors and consultants in the form of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, restricted stock units awards, stock appreciation rights, tandem stock appreciation rights, unrestricted stock awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant. As of December 31, 2013, we had 1,829,331 shares authorized under the Plan available for future stock-based compensation.

Stock Options

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 2013, and 2012.

	Year ended December 31,
	2013		2012
Expected dividend yield	0.64%		4.60%
Expected stock price volatility	48.75%		59.63%
Risk-free interest rate	2.51%		1.78%
Expected life of options	4.57	Years	4.54	Years
Estimated fair value per option granted	$1.71		$1.69

The dividend yield is based on expected quarterly cash dividends paid to our shareholders. Expected stock price volatility is based on historical volatility of our stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Additionally, an annualized forfeiture rate of 14.2 percent is used as a best estimate of future forfeitures based on our historical forfeiture experience. Stock-based compensation expense will be adjusted in later periods if the actual forfeiture rate is different from the estimate.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of option activity under the Plan as of December 31, 2013, and the changes during the year then ended is presented below:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Outstanding at December 31, 2012	1,877,500	$11.02
Granted	278,041	4.17
Forfeited / Expired	(1,246,475)	12.77
Exercised	(1,121)	4.52
Outstanding at December 31, 2013	907,945	$6.54	7.83
Exercisable at December 31, 2013	343,612	$9.42	5.96

During the years ended December 31, 2013 and 2012, the total intrinsic value of stock options exercised was zero and the total fair value of options which vested was $43 thousand and zero, respectively. The weighted-average grant-date fair value of options granted during the year ended December 31, 2013 was $0.5 million. The aggregate intrinsic value of outstanding and exercisable stock options was $15 thousand, before applicable income taxes, based on our $4.65 closing stock price at December 31, 2013. This intrinsic value would have been received by the optionees had all in-the-money stock options been exercised on that date. Compensation expense recognized in the consolidated statement of operations for stock options was $1.1 million and $0.8 million for the years ended December 31 2013 and 2012, respectively, before the effect of income taxes. As of December 31, 2013, the total unrecognized stock-based compensation expense related to non-vested stock options was approximately $0.8 million, which is expected to be recognized over approximately 3.9 years.

Restricted Stock Grants

Under the terms of the Plan, restricted stock awards and restricted stock units are granted by the Compensation Committee on the same terms as options. The Compensation Committee also establishes the vesting period of the awards, which is generally set at 100 percent at the conclusion of one to four years for restricted stock awards. Restricted stock units generally vest pro rata at 25 percent each year over a four year vesting period. Our key employees and consultants who have been awarded stock are typically subject to a four year vesting periods, while members of our Board of Directors who have been awarded restricted stock are subject to a one year vesting period. The fair value of restricted stock awards and restricted stock units are based on the market price of our shares on the grant date.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the activity of non-vested restricted stock awards and restricted stock units under the Plan as of December 31, 2013, and the changes during the year then ended is presented below:

	Restricted Stock Awards			Restricted Stock Units
	Restricted Stock Awards	Weighted- Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (years)	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (years)
Balance at December 31, 2012	446,946	7.24		N/A	N/A
Granted	120,315	4.15		28,123	$ 3.88
Forfeited	(13,121)	5.82		-	-
Vested	(268,705)	8.05		-	-
Balance at December 31, 2013	285,435	$5.24	2.43	28,123	$ 3.88	2.26

At December 31, 2013, the aggregate value of non-vested restricted stock awards and restricted stock units was $1.3 million and $0.1 million, respectively, before applicable income taxes, based on a $4.65 closing stock price at December 31, 2013. During the years ended December 31, 2013 and 2012, the weighted-average grant date fair value of restricted stock awards which vested was $2.2 million and $0.5 million, respectively. Compensation expense recognized in the consolidated statement of operations for restricted stock awards was $1.3 million and $0.7 million for the years ended December 31 2013 and 2012, respectively, before the effect of income taxes. Compensation expense recognized in the consolidated statement of operations for restricted stock units was $6 thousand for the year ended December 31, 2013, before the effect of income taxes. As of December 31, 2013, total unrecognized stock-based compensation expense related to restricted stock awards and restricted stock units was approximately $0.9 million and $0.1 million, respectively, which is expected to be recognized over approximately 3.9 years.

Performance Stock Awards

Under the terms of the Plan, performance stock awards are granted by the Compensation Committee to key executive employees. Performance stock awards are based on achieving key internal metrics measured at the end of each fiscal year over a three year performance period. If performance objectives are achieved as determined by the Compensation Committee, common stock is granted. The fair value of these awards is determined on the date of grant based on our share price. A forfeiture rate of 14 percent is used as a best estimate of future forfeitures. Compensation expense related to performance stock units is evaluated quarterly to determine the likelihood that performance metrics will be achieved during the performance period.

A summary of the activity of performance stock units under the Plan as of December 31, 2013, and the changes during the year then ended is presented below:

	Performance Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (years)
Balance at December 31, 2012	N/A	N/A
Granted	121,756	$4.41
Forfeited	(7,196)	4.41
Vested	-	-
Balance at December 31, 2013	114,560	$4.41	3.00

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the year ended December 31, 2013, we granted 121,756 performance stock units payable upon the achievement of certain internal metrics over a performance period of January 1, 2014 through December 31, 2016. The total potential payouts for awards granted in 2013 ranged from 78,149 to 121,756 shares if targets are achieved during the performance period. Compensation expense related to performance stock unit awards recognized during the year ended December 31, 2013 was $7 thousand, before the effect of income taxes. As of December 31, 2013, there was $0.3 million of unrecognized compensation expense related to performance share unit awards, which is expected to be recognized over a weighted average period of three years. During the year ended December 31, 2012, there were no performance stock units granted.

13.	Employee Benefit Plan

Effective March 2002, we established a 401(k) Profit Sharing Plan (the “Sharing Plan”) for our employees. Employees are eligible to participate in the Sharing Plan beginning the first month following 30 days of service and may contribute up to 92 percent of their salary, subject to the maximum contribution allowed by the Internal Revenue Service. Our matching contribution is discretionary based upon approval by management. Participants are immediately vested in their contributions plus actual earnings thereon. Participants vest progressively in the discretionary matching and profit sharing contributions of their account at the rate of 25 percent per year of service with participants becoming 100 percent vested at the completion of 4 years of service. During the years ended December 31, 2013 and 2012, we contributed approximately $0.1 million and $0.1 million to the Sharing Plan, respectively.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.	Earnings (Loss) Per Share

The following table presents a reconciliation of basic and diluted EPS computations (in thousands, except per share data and anti-dilutive stock option counts):

	Year ended December 31,
	2013	2012
Numerator:
Net income (loss)	$(7,077)	$1,744

Denominator:
Weighted-average shares outstanding	16,713	17,083
Effect of unvested restricted stock awards considered participating securities	-	447
Weighted-average shares outstanding – basic	16,713	17,530
Effect of dilutive common stock options	-	-
Weighted-average shares outstanding – diluted	16,713	17,530

Net income (loss) per share – basic	$(0.42)	$0.10

Net income (loss) per share – diluted	$(0.42)	$0.10

Cash dividends declared per share	$0.06	$0.74

Restricted stock awards excluded from the calculation of basic earnings per share	272,851	-

Stock options and restricted stock units excluded from the calculation of diluted earnings per share	1,169,489	1,314,629

15.	Segment Reporting

Our operations are organized in two reporting segments, 1) “Ambassador Programs and Other,” which provides educational travel services to students and professionals through multiple itineraries within several travel program types and corporate overhead, and 2) “BookRags,” which provides online research capabilities through book summaries, critical essays, online study guides, lesson plans, biographies, and references to encyclopedia articles.

Ambassador Programs and Others’ gross margin is comprised of gross receipts less direct program costs, including accommodations, transportation, speakers, facilitators, and event costs. BookRags’ gross margin is comprised of internet content and subscription and advertising revenues via www.bookrags.com, less commissions and amortization of intangible assets directly associated with sales.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment information for the years ended December 31, 2013 and 2012 were as follows (in thousands):

	Year ended December 31, 2013			Year ended December 31, 2012
	Ambassador Programs and Other (1)			Ambassador Programs and Other (1)

		BookRags	Consolidated		BookRags	Consolidated
Total revenue	$47,220	$3,975	$51,195	$53,845	$4,207	$58,052
Gross margin	$40,174	$3,462	$43,636	$47,738	$3,653	$51,391
Depreciation and amortization	$4,776	$592	$5,368	$4,697	$576	$5,273
Operating income (loss)	$(13,085)	$1,302	$(11,783)	$(1,005)	$1,327	$322
Income tax benefit (provision)	$4,620	$(469)	$4,151	$192	$(487)	$(295)
Net income (loss)	$(7,911)	$834	$(7,077)	$844	$900	$1,744
Total additions to property, plant, and equipment	$3,078	$477	$3,555	$4,742	$406	$5,148
Total additions to goodwill and intangible assets	$-	$387	$387	$-	$533	$533
Intangible assets, excluding goodwill	$-	$3,522	$3,522	$-	$3,565	$3,565
Total goodwill	$70	$9,711	$9,781	$70	$9,711	$9,781
Total assets	$72,858	$15,501	$88,359	$83,169	$14,726	$97,895

(1)	Ambassador Programs and Other include all travel programs as well as corporate overhead.

16.	Supplemental Disclosures of Consolidated Statements of Cash Flows

We paid cash for taxes during 2013 and 2012 of approximately $0.3 million and $23 thousand, respectively.

Our non-cash investing and financing activities during the years ended December 31, 2013 and 2012, are as follows (in thousands):

	2013	2012
Unrealized gain (loss) on foreign currency exchange contracts	$(1,133)	$2,610
Unrealized gain (loss) on available-for-sale securities	$(272)	$(484)
Property and equipment	$(30)	$9

17.	Subsequent Events

During the first quarter of 2014, we invested $0.5 million in an 18-month certificate of deposit with RiverBank. A member of our Board of Directors serves as Chief Executive Officer for RiverBank.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBASSADORS GROUP, INC.

By:	/s/ ANTHONY F. DOMBROWIK
Anthony F. Dombrowik,
Interim Chief Executive Officer, Chief Financial Officer

 Date: March 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANTHONY F. DOMBROWIK	Interim Chief Executive Officer, Chief Financial Officer (Principal Executive Officer, Principal Financial Officer)	March 27, 2014
Anthony F. Dombrowik

/s/ JAMES M. KALUSTIAN	Chairman of the Board of Directors	March 27, 2014
James M. Kalustian

/s/ LISA N. NETZ	Principal Accounting Officer	March 27, 2014
Lisa N. Netz

/s/ ERIC G. ANDERSON	Principal Operating Officer	March 27, 2014
Eric G. Anderson
/s/ DANIEL G. BYRNE	Director	March 27, 2014
Daniel G. Byrne
/s/ DEBRA DULSKY	Director	March 27, 2014
Debra Dulsky
/s/ PETER H. KAMIN	Director	March 27, 2014
Peter H. Kamin

/s/ LISA RAPUANO	Director	March 27, 2014
Lisa Rapuano

/s/ RICARDO L. VALENCIA	Director	March 27, 2014
Ricardo L. Valencia
/s/ TIMOTHY M. WALSH	Director	March 27, 2014
Timothy M. Walsh

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the registrant incorporated by reference to the registrant’s Registration Statement on Form 10 filed on November 15, 2001.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the registrant incorporated by reference to the registrant’s Form 8-K filed on May 17, 2005.

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Ambassadors Group, Inc. incorporated by reference to the registrant’s Form 8-K filed on July 10, 2012

3.4	Bylaws of the registrant incorporated by reference to the registrant’s Registration Statement on Form 10 filed on November 15, 2001.

3.5	Certificate of Amendment of By-Laws of Ambassadors Group, Inc. incorporated by reference to the registrant’s Form 8-K filed on July 10, 2012.
3.6	Certificate of Amendment of By-Laws of Ambassadors Group, Inc. incorporated by reference to the registrant’s Form 8-K filed on November 18, 2013.

4.1	Form of Common Stock Certificate of the registrant incorporated by reference to the registrant’s Form 10-K filed on March 9, 2007.

10.1	2001 Equity Participation Plan incorporated by reference to the registrant’s Registration Statement on Form 10 filed on January 7, 2002. (4)

10.2	Form of 2001 Equity Participation Plan Agreement incorporated by reference to the registrant’s Registration Statement on Form 10 filed on November 15, 2001. (4)

10.3
Form of Indemnification Agreement between the registrant and each of its executive officers and directors incorporated by reference to the registrant’s Registration Statement on Form 10 filed on January 25, 2002. (4)

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

10.6	Employment Agreement by and between the registrant and Jeffrey D. Thomas, incorporated by reference to the registrant’s Form 8-K filed on October 3, 2006. (4)

10.7	Stock Purchase Agreement by and between the registrant and Invemed Catalyst Fund, L.P. incorporated by reference to the registrant’s Form 8-K filed on January 31, 2007.

10.8	Stock Purchase Agreement incorporated by reference to the registrant’s Form 8-K filed on May 21, 2008.

10.9	Credit Agreement by and between the registrant and Wells Fargo Bank, N.A. incorporated by reference to the registrant’s Form 8-K filed on May 30, 2008.

II - 2

10.10	Revolving Line of Credit Note incorporated by reference to the registrant’s Form 8-K filed May 30, 2008.

10.11	2009 Equity Participation Plan incorporated by reference to the registrant’s Definitive Proxy Statement on Form 14A filed on April 6, 2009. (4)
10.12	Severance Agreement by and between the registrant and Margaret M. Thomas incorporated by reference to the registrant’s Form 10-K filed March 11, 2011. (4)
10.13	Severance Agreement by and between the registrant and Anthony F. Dombrowik incorporated by reference to the registrant’s Form 10-K filed March 11, 2011. (4)
10.14	Amendment to Severance Agreement by and between the registrant and Anthony F. Dombrowik. (1)
10.15	Severance Agreement by and between the registrant and Eric G. Anderson incorporated by reference to the registrant’s Form 8-K filed February 2, 2014. (4)
10.16	Severance Agreement by and between the registrant and Lisa N. Netz. (1)
10.17	Second Amendment to Credit Agreement by and between the registrant and Wells Fargo Bank, National Association incorporated by reference to the registrant’s Form 8-K filed April 25, 2012.
10.18	Third Amendment to Credit Agreement by and between the registrant and Wells Fargo Bank, National Association incorporated by reference to the registrant’s Form 8-K filed July 3, 2013.
10.19	First Modification to Promissory Note by and between the registrant and Wells Fargo Bank, National Association incorporated by reference to the registrant’s Form 8-K filed April 25, 2012.
10.20	Second Modification to Revolving Line of Credit Note incorporated by reference to the registrant’s Form 8-K filed July 3, 2013.
10.21
Cooperation Agreement by and among the registrant, Lane Five Partners LP, Lane Five Capital Management LP, Lane Five Capital Management, LLC, Lane Five Partners GP LLC, Lisa O’Dell Rapuano, 3K Limited Partnership, and Peter H. Kamin incorporated by reference to the registrant’s Form 8-K filed May 8, 2012.

10.22
Amendment to Cooperation Agreement by and among the registrant, Lane Five Partners LP, Lane Five Capital Management LP, Lane Five Capital Management, LLC, Lane Five Partners GP LLC, Lisa O’Dell Rapuano, 3K Limited Partnership, and Peter H. Kamin incorporated by reference to the registrant’s Form 8-K filed July 10, 2012.

10.23	Separation Agreement and Release by and between the registrant and Jeffrey D. Thomas incorporated by reference to the registrant’s Form 8-K filed February 25, 2013. (4)
10.24	Separation Agreement and Release by and between the registrant and Margaret Thomas incorporated by reference to the registrant’s Form 8-K filed February 25, 2013. (4)
10.25	General Contract between People to People International and International Ambassador Programs, Inc. incorporated by reference to the registrant’s Form 10-K filed March 11, 2013. (2)
10.26
Consent to Assignment Agreement by and among People to People International, International Ambassador Programs, Inc., Ambassadors International, Inc. and Ambassador Programs incorporated by reference to the registrant’s Form 10-K filed March 11, 2013.

10.27
Amendment to General Contracts by and among People to People International, Ambassadors International, Inc. and Ambassador Programs, Inc. incorporated by reference to the registrant’s Form 10-K filed March 11, 2013.

10.28	Letter dated February 13, 2001, by Ambassadors International, Inc. to People to People International incorporated by reference to the registrant’s Form 10-K filed March 11, 2013.
10.29	Letter dated August 8, 2006, by the registrant to People to People International incorporated by reference to the registrant’s Form 10-K filed March 11, 2013.
10.30	Letter dated December 9, 2009, by the registrant to People to People International incorporated by reference to the registrant’s Form 10-K filed March 11, 2013.
10.31	2013 Stock Incentive Plan incorporated by reference to the registrant’s Definitive Proxy Statement on Form 14A filed on May 6, 2013. (4)
14.1	Code of Ethics incorporated by reference to the registrant’s Definitive Proxy Statement on Form 14A filed on April 13, 2010.
21.1	List of subsidiaries of the registrant as of December 31, 2013. (1)

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm. (1)

31.1	Certification by Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15(d)-14(a). (3)

32.1
Certification by the Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(b) or 15(d)-14(b) and Section 1350 of Chapter 63 of Title 13 of the United  States Code (18 U.S.C. §1350). (3)

(1) Filed herewith.

(2)  Confidential treatment requested under Rule 24b-2 of the Exchange Act. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been provided separately to the SEC pursuant to the confidential treatment request.

(3)  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that Section.  Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(4) Indicates management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.