Form 10-Q
period 2014-03-31
AMBASSADORS GROUP INC
filed 2014-05-06
CIK 1162315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to __________________ .

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

☐	Large accelerated filer
☐	Accelerated filer
☐	Non-accelerated filer (Do not check if a smaller reporting company)
☑	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes
☑	No

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of April 28, 2014 was 17,038,707.

AMBASSADORS GROUP, INC.
FORM 10-Q QUARTERLY REPORT

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets	1
Consolidated Statements of Operations	2
Consolidated Statements of Comprehensive Loss	3
Consolidated Statements of Cash Flows	4
Notes to Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 4. Controls and Procedures	21

PART II – OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 6. Exhibits	22

SIGNATURES	23

EXHIBIT INDEX

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of March 31, 2014 and December 31, 2013
(in thousands, except share and per share data)

	UNAUDITED	AUDITED
	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$12,574	$9,473
Available-for-sale securities and other	51,834	36,174
Foreign currency exchange contracts	20	-
Prepaid program costs and expenses	14,661	7,069
Accounts receivable	1,312	1,792
Deferred tax assets	2,382	1,295
Total current assets	82,783	55,803
Property and equipment, net	17,925	18,452
Available-for-sale securities	723	719
Foreign currency exchange contracts	15	-
Intangibles	3,502	3,522
Goodwill	9,781	9,781
Other long-term assets	84	82
Total assets	$114,813	$88,359

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$3,339	$3,587
Participants’ deposits	59,877	26,362
Foreign currency exchange contracts	134	244
Other liabilities	130	119
Total current liabilities	63,480	30,312
Participants’ deposits	712	-
Foreign currency exchange contracts	-	52
Deferred tax liabilities	1,835	2,087
Total liabilities	66,027	32,451

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 shares authorized; 17,039,367 and 17,040,724 shares issued and outstanding, respectively	170	170
Additional paid-in capital	598	411
Retained earnings	48,325	55,876
Accumulated other comprehensive gain (loss)	(307)	(549)
Stockholders’ equity	48,786	55,908
Total liabilities and stockholders’ equity	$114,813	$88,359

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three months ended March 31, 2014 and 2013
(in thousands, except per share amounts)

	Three months ended
	March 31,
	2014	2013
Net revenue, non-directly delivered programs	$116	$-
Gross revenue, directly delivered programs	273	1,894
Gross revenue, internet and advertising	1,008	999
Total revenue	1,397	2,893
Cost of sales, directly delivered programs	209	1,372
Cost of sales, internet and advertising	132	129
Gross margin	1,056	1,392
Operating expenses:
Selling and marketing	6,993	8,519
General and administrative	3,140	5,666
Restructuring costs	108	-
Total operating expenses	10,241	14,185
Operating loss	(9,185)	(12,793)
Other income:
Interest and dividend income	131	127
Foreign currency and other income	3	20
Total other income	134	147
Loss before income tax benefit	(9,051)	(12,646)
Income tax benefit	1,500	4,587
Net Loss	$(7,551)	$(8,059)

Weighted-average common shares outstanding - basic	16,755	17,001
Weighted-average common shares outstanding - diluted	16,755	17,001

Net loss per share - basic	$(0.45)	$(0.47)
Net loss per share - diluted	$(0.45)	$(0.47)

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
For the three months ended March 31, 2014 and 2013
(in thousands)

	Three months ended March 31,
	2014	2013
Net loss	$(7,551)	$(8,059)
Unrealized gain (loss) on foreign currency exchange contracts, net of income tax benefit (provision) of ($69) and $274	128	(509)
Unrealized gain on available-for-sale securities, net of income tax provision of ($61) and ($26)	114	48
Comprehensive loss	$(7,309)	$(8,520)

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended March 31, 2014 and 2013
(in thousands)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(7,551)	$(8,059)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,307	1,326
Stock-based compensation	202	1,751
Deferred income tax benefit	(1,484)	(3,724)
Loss on disposition and impairment of property and equipment	-	4
Excess tax shortfall from stock-based compensation	15	351
Change in assets and liabilities:
Accounts receivable and other assets	478	(500)
Prepaid program costs and expenses	(7,592)	(9,197)
Accounts payable, accrued expenses, and other current liabilities	(237)	736
Participants’ deposits	34,227	37,443
Net cash provided by operating activities	19,365	20,131

Cash flows from investing activities:
Purchase of available-for-sale securities	(15,609)	(15,633)
Proceeds from sale of available-for-sale securities	120	189
Purchase of property and equipment	(678)	(606)
Purchase of intangibles	(82)	(82)
Net cash used in investing activities	(16,249)	(16,132)

Cash flows from financing activities:
Repurchase of common stock	-	(487)
Dividend payment to shareholders	-	(1,017)
Proceeds from exercise of stock options	-	5
Excess tax shortfall from stock-based compensation	(15)	(351)
Net cash used in financing activities	(15)	(1,850)

Net increase in cash and cash equivalents	3,101	2,149
Cash and cash equivalents, beginning of period	9,473	6,150
Cash and cash equivalents, end of period	$12,574	$8,299

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being materially misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not indicative of the results that may be expected for the year ending December 31, 2014.

It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

3. Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08 relating to the presentation of discontinued operations.  ASU 2014-08 will be effective for all periods beginning after December 15, 2014.  The restructuring plan initiated in the third quarter of 2013 does not qualify as discontinued operations under the original, nor the revised accounting standards.  Additionally, the Company anticipates concluding all restructuring activities prior to the effective date of ASU 2014-08.

4. Restructuring Costs

During the third quarter of 2013, we initiated a corporate restructuring plan aimed at streamlining our cost structure and focusing our business on core Student Ambassador Programs in order to promote the long-term health of the organization. This plan included the restructuring of operations and programs associated with Discovery Student Education (“Discovery Student Adventures”) and terminating the operations associated with our Beijing office (“People to People – China”). The costs associated with this restructuring plan included contract termination fees associated with Discovery Student Adventures, asset impairments, and transition-related costs primarily comprised of charges for employee termination benefits, retention incentives during the transition period, and other operating costs incurred as part of the transition period. We anticipate all restructuring expenses to be recognized within six to twelve months of the initial implementation of the restructuring plan. All contract termination fees and transition-related expenses are classified on our consolidated statement of operations as restructuring costs.

During the three months ended March 31, 2014, we incurred approximately $0.1 million in additional restructuring costs primarily related to continued transition costs.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes costs incurred as part of the restructuring plan and balance of the restructuring cost liability as of March 31, 2014 (in thousands):

Restructuring Costs
Contract termination fees	$1,550
Separation payments	130
Equity compensation expenses	63
Other transition costs	577
Accumulated expense at March 31, 2014	2,320
less: cash payments	2,226
less: non-cash expenses	63
Total restructuring liabilities at March 31, 2014	$31

5. Investments and Fair Value Measurements

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

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the composition of our investments at March 31, 2014 and December 31, 2013 (in thousands):

				Classification on Balance Sheet
March 31, 2014	Amortized Cost	Unrealized Gains (Losses)	Aggregate Fair Value	Cash and cash equivalents	Short-term available-for- sale securities	Long-term available-for- sale securities
Auction rate securities (“ARS”), greater than one year	$1,000	$(277)	$723	$-	$-	$723
Money market funds, ninety days or less	627	-	627	627	-	-
Municipal securities1
Short term municipal securities funds2	42,602	(32)	42,570	-	42,570	-
One year or less	976	3	979	-	979	-
After one year through three years	3,919	23	3,942	-	3,942	-
Greater than three years	4,424	(81)	4,343	-	4,343	-
Total	$53,548	$(364)	$53,184	$627	$51,834	$723

				Classification on Balance Sheet
December 31, 2013	Amortized Cost	Unrealized Gains (Losses)	Aggregate Fair Value	Cash and cash equivalents	Short-term available-for- sale securities	Long-term available-for- sale securities
ARS, greater than one year	$1,002	$(283)	$719	$-	$-	$719
Money market funds, ninety days or less	488	-	488	488	-	-
Municipal securities1
Short term municipal securities funds2	27,493	(143)	27,350	-	27,350	-
One year or less	952	3	955	-	955	-
After one year through three years	3,132	20	3,152	-	3,152	-
Greater than three years	4,854	(137)	4,717	-	4,717	-
Total	$37,921	$(540)	$37,381	$488	$36,174	$719

1Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

2Amounts include short-term municipal security funds that do not have a set maturity date.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables detail the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at March 31, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements at Reporting Date Using
March 31, 2014	Fair Market Value	Level 1	Level 2	Level 3
Financial assets:
ARS	$723	$-	$-	$723
Money market funds	627	627	-	-
Municipal securities1	51,834	43,070	8,764	-
Foreign currency exchange contracts	168	-	168	-
Total financial assets	$53,352	$43,697	$8,932	$723
Financial liabilities:
Foreign currency exchange contracts	267	-	267	-
Total financial liabilities	$267	$-	$267	$-

		Fair Value Measurements at Reporting Date Using
December 31, 2013	Fair Market Value	Level 1	Level 2	Level 3
Financial assets:
ARS	$719	$-	$-	$719
Money market funds	488	488	-	-
Municipal securities1	36,174	27,350	8,824	-
Foreign currency exchange contracts	253	-	253	-
Total financial assets	$37,634	$27,838	$9,077	$719
Financial liabilities:
Foreign currency exchange contracts	549	-	549	-
Total financial liabilities	$549	$-	$549	$-

1 At March 31, 2014, municipal securities consisted of an 82/9/8/1 percent split between holdings in short-term municipal security funds, municipal revenue bonds, municipal general obligation bonds and certificates of deposit, respectively. At December 31, 2013, municipal securities consisted of a 76/13/11 split between holdings in short-term municipal security funds, municipal revenue bonds and municipal general obligation bonds, respectively. The underlying credit rating of the municipal securities at March 31, 2014 and December 31, 2013 were A+, A1 or better as defined by S&P 500 and Moody’s, respectively.

Money market funds and municipal securities are classified as Level 1 assets because market prices are readily available for these investments. Level 2 financial assets and liabilities represent the fair value of our municipal bonds and foreign currency exchange contracts that were valued using pricing models that take into account the contract terms, as well as multiple inputs where applicable, such as equity prices, interest rates, volatility and currency rates. Level 3 financial assets represent the fair value of our one auction-rate security (“ARS”), which was valued using a pricing model that takes into account the average life of the underlying collateral, the rate of return, and the spread used for similar issuances.

The following table details the fair value measurements of assets measured on a non-recurring basis within the three levels of the fair value hierarchy at December 31, 2013 (in thousands):

		Fair Value Measurements at Reporting Date Using
December 31, 2013	Fair Market Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Non-financial assets:
Property and equipment, net	$11,000	$-	$-	$11,000

Assets measured on a non-recurring basis were measured at fair value during the three months ended March 31, 2014.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair value measurements on a recurring basis using Level 3 inputs consist of one available-for-sale ARS. The following table presents a reconciliation for the three months ended March 31, 2014 and 2013, of available-for-sale ARS measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Three months ended
	March 31,
	2014	2013
Beginning balance	$719	$723
Total realized / unrealized losses:
Included in OCI	4	6
Ending balance	$723	$729

During the three months ended March 31, 2014, we experienced one failed ARS auction, representing principal of $1.0 million. This ARS continues to be classified as a long-term asset due to the high probability that the ARS may fail in future auctions. The next scheduled auction for this ARS is March 6, 2015. We have determined that there is no other-than-temporary impairment on this security, since we do not intend and are not required to sell this security before we have recovered the amortized cost basis, there has been no further deterioration of the credit rating of this investment, interest payments at coupon rate continue to be received, and we expect to recover the amortized cost basis of this security. We will continue to reassess liquidity in future reporting periods based on several factors, including the success or failure of future auctions, possible failure of the investment to be redeemed, deterioration of the credit rating of the investment, market risk, and other factors.

In determining the fair value of bond and ARS investments we consider the individual ratings of each holding. With regard to bonds, we consider the following: the underlying rating of the issuer irrespective of the insurance; the performance of the issuer; the term of the bond; and the quality of bond insurance provided by the rating of the bond insurer. With regard to valuation of our ARS, which is comprised of student loans, we consider the underlying credit quality of comparable student loan portfolios and the average life of the underlying student loan assets and apply a discount related to the illiquidity of our ARS due to past failed auctions. Based on these inputs, we have applied a discount of 327.5-basis points to the London interbank offered rate resulting in a valuation of $0.7 million from a costs basis of $1.0 million as of March 31, 2014. At the reporting dates and in the future, we recognize that this investment is subject to general credit, liquidity, market and interest rate risks. The fair value of this investment accordingly will continue to change and we will continue to evaluate its carrying value.

6. Derivative Financial Instruments

The majority of our travel programs take place outside of the United States, and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar for our non-directly delivered programs. We use forward contracts that allow us to acquire foreign currency at a fixed price for a specified point in time to provide a hedge against foreign currency risk. All of our derivatives are cash flow hedges and at March 31, 2014, all contracts qualified for cash flow hedge accounting.

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

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At March 31, 2014, the following forward contracts were outstanding (in thousands):

	Notional Amount	Matures
Forward contracts:
Australian dollar	6,725	April 2014 - May 2015
Euro	4,700	April 2014 - June 2014
British pound	700	April 2014 - June 2014
Canadian dollar	350	April 2014 - June 2014
New Zealand dollar	200	May 2014 - June 2014
Japanese Yen	54,000	May 2014

The fair value of our forward contracts were as follows (in thousands):

	March 31, 2014
	Derivatives designated as hedging instruments		Total Net
	Assets	Liabilities	Liabilities
Forward contracts	$168	$267	$99

	December 31, 2013
	Derivatives designated as hedging instruments		Total Net
	Assets	Liabilities	Liabilities
Forward contracts	$253	$549	$296

The net asset and liability derivatives at March 31, 2014 and December 31, 2013 are reported in the consolidated balance sheet as current and long-term foreign currency exchange contracts.

7. Accumulated Other Comprehensive Income (Loss)

Unrealized gains or losses related to derivative securities are recorded in accumulated other comprehensive income (“AOCI”). The change in unrealized gains or losses related to derivative securities are recorded in other comprehensive income net of income taxes in the period the change occurred. When derivative securities designated as cash flow hedges are used to pay vendors, the effective portion of the hedge is reclassified into the income statement and recorded in net revenue, non-directly delivered programs.

Unrealized gains or losses related to available-for-sale securities are recorded in AOCI. The change in unrealized gains or losses related to available-for-sale securities are recorded in other comprehensive income net of income taxes in the period the change occurred. When securities are sold and a realized gain or loss is recognized, the amount is reclassified from AOCI to the income statement and recorded in interest and dividend income. During the three months ended March 31, 2014 and 2013, there were no realized gains or losses recognized in the income statement for the sale of investments.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the three months ended March 31, 2014 and 2013, a summary of AOCI balances and gains (losses) recognized in OCI are as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Derivative Securities		Available-for-sale securities
	Three months ended		Three months ended
	March 31,		March 31,
	2014	2013	2014	2013
Balance, beginning of period	$(192)	$544	$(357)	$(180)
Change before reclassification	196	(783)	175	74
Effect of incomes taxes	(69)	274	(61)	(26)
Other comprehensive income (loss), net of income taxes	127	(509)	114	48
Balance, end of period	$(65)	$35	$(243)	$(132)

8. Stock-Based Compensation

Under our Equity Participation Plan (the “Plan”), we may grant stock-based incentive compensation awards to eligible employees (including officers), non-employee directors and consultants in the form of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, restricted stock units awards, stock appreciation rights, tandem stock appreciation rights, unrestricted stock awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant. As of March 31, 2014, we had 1,849,492 shares authorized under the Plan available for future stock-based compensation.

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

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three months ended March 31, 2013. We did not grant stock options during the three months ended March 31, 2014.

	Three months ended March 31, 2013
Expected dividend yield	4.68%
Expected stock price volatility	59.43%
Risk-free interest rate	2.02%
Expected life of options	4.64	Years
Estimated fair value per option granted	$1.68

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

A summary of option activity under the Plan as of March 31, 2014, and the changes during the three months then ended is presented below:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)
Outstanding at December 31, 2013	907,945	$6.54
Granted	-	-
Forfeited / Expired	(34,252)	8.47
Exercised	-	-
Outstanding at March 31, 2014	873,693	$-	7.85
Exercisable at March 31, 2014	319,837	$9.41	6.34

During the three months ended March 31, 2014 and 2013, the total intrinsic value of stock options exercised was zero and the total fair value of options which vested was zero. The aggregate intrinsic value of outstanding and exercisable stock options was zero, based on our $3.96 closing stock price at March 31, 2014. Compensation expense recognized in the consolidated statement of operations for stock options was $0.1 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively, before the effect of income taxes. As of March 31, 2014, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $0.7 million, which is expected to be recognized over approximately 3.9 years.

Restricted Stock Grants

Under the terms of the Plan, restricted stock awards and restricted stock units are granted by the Compensation Committee on the same terms as options. The Compensation Committee also establishes the vesting period of the awards, which is generally set at 100 percent at the conclusion of one to four years for restricted stock awards. Restricted stock units generally vest pro rata at 25 percent each year over a four year vesting period. Our key employees who have been awarded stock are typically subject to a four year vesting period, while members of our Board of Directors who have been awarded restricted stock are subject to a one year vesting period. The fair value of restricted stock awards and restricted stock units are based on the market price of our shares on the grant date.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the activity of non-vested restricted stock awards and restricted stock units under the Plan as of March 31, 2014, and the changes during the three months then ended is presented below:

	Restricted Stock Awards			Restricted Stock Units
	Restricted Stock Awards	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (years)	Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (years)
Balance at December 31, 2013	285,435	$5.24		28,123	$3.88
Granted	-	-		15,523	4.51
Forfeited	(1,141)	9.20		(291)	3.50
Vested	(661)	11.34		-	-
Balance at March 31, 2014	283,633	$5.21	2.19	43,355	$4.11	2.14

At March 31, 2014, the aggregate value of non-vested restricted stock awards and restricted stock units was $1.1 million and $0.2 million, respectively, before applicable income taxes, based on a $3.96 closing stock price at March 31, 2014. During the three months ended March 31, 2014 and 2013, the weighted-average grant date fair value of restricted stock awards, which vested was $7 thousand and $1.9 million, respectively. Compensation expense recognized in the consolidated statement of operations for restricted stock awards was $0.1 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively, before the effect of income taxes. Compensation expense recognized in the consolidated statement of operations for restricted stock units was $9 thousand for the three months ended March 31, 2014, before the effect of income taxes. As of March 31, 2014, total unrecognized stock-based compensation expense related to restricted stock awards and restricted stock units was approximately $0.7 million and $0.2 million, respectively, which is expected to be recognized over approximately 3.9 years.

Performance Stock Awards

Under the terms of the Plan, performance stock awards are granted by the Compensation Committee to key executive employees. Performance stock awards are based on achieving key internal metrics measured at the end of each fiscal year over a three year performance period. If performance objectives are achieved as determined by the Compensation Committee, common stock is granted. The fair value of these awards is determined on the date of grant based on our share price. A forfeiture rate of 14.0 percent is used as a best estimate of future forfeitures. Compensation expense related to performance stock units is evaluated quarterly to determine the likelihood that performance metrics will be achieved during the performance period.

A summary of the activity of performance stock units under the Plan as of March 31, 2014, and the changes during the three months then ended is presented below:

	Performance Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (years)
Balance at December 31, 2013	114,560	$4.41
Granted	-	-
Forfeited	-	-
Vested	-	-
Balance at March 31, 2014	114,560	$4.41	2.76

During the three months ended March 31, 2014, no performance stock units were granted. Performance stock units outstanding on March 31, 2014 are payable upon the achievement of certain internal metrics over a performance period of January 1, 2014 through December 31, 2016. As of March 31, 2014, there was $0.3 million of unrecognized compensation expense related to performance share unit awards, which will be recognized over a weighted average period of time as internal metrics are anticipated to be achieved.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Net Loss and Loss per Share

The following table presents a reconciliation of basic and diluted loss per share computations (in thousands, except per share data and anti-dilutive stock option counts):

	Three months ended March 31,
	2014	2013
Numerator:
Net loss	$(7,551)	$(8,059)

Denominator:
Weighted-average shares outstanding	16,755	17,001
Effect of unvested restricted stock awards considered participating securities	-	-
Weighted-average shares outstanding – basic	16,755	17,001
Effect of dilutive common stock options	-	-
Weighted-average shares outstanding – diluted	16,755	17,001

Net loss per share - basic	$(0.45)	$(0.47)

Net loss per share - diluted	$(0.45)	$(0.47)

Cash dividends declared per share1	$-	$0.06

Stock options and restricted stock units excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive	822,928	1,323,000

1The Company suspended quarterly dividend payments during the second quarter of 2013.

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

Segment information for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Three months ended March 31, 2014			Three months ended March 31, 2013
	Ambassador Programs and Other1			Ambassador Programs and Other1

		BookRags	Consolidated		BookRags	Consolidated
Total revenue	$389	$1,008	$1,397	$1,894	$999	$2,893
Gross margin	$180	$876	$1,056	$522	$870	$1,392
Depreciation and amortization	$1,134	$173	$1,307	$1,164	$162	$1,326
Operating income (loss)	$(9,521)	$336	$(9,185)	$(13,125)	$332	$(12,793)
Income tax benefit (provision)	$1,556	$(56)	$1,500	$4,707	$(120)	$4,587
Net income (loss)	$(7,831)	$280	$(7,551)	$(8,271)	$212	$(8,059)
Total additions to property and equipment, net	$536	$142	$678	$809	$92	$901
Total additions to intangibles	$-	$82	$82	$-	$82	$82
Intangibles	$-	$3,502	$3,502	$-	$3,553	$3,553
Total assets	$98,929	$15,884	$114,813	$111,054	$13,740	$124,794

1Ambassador Programs and Other include all travel programs as well as corporate overhead.

Any intercompany sales or services provided are eliminated upon consolidation.

11. Supplemental Disclosures of Consolidated Statements of Cash Flows

Our non-cash investing and financing activities during the three months ended March 31, 2014 and 2013 were as follows (in thousands):

March 31, 2014		March 31, 2013
Unrealized income (loss) on foreign currency exchange contracts	$197	$(782)
Unrealized gain on available-for-sale securities	$175	$74
Property and equipment	$-	$(30)

12.  Commitments and Contingencies

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

Under our Bylaws, our directors and officers have certain rights to indemnification by us against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which covers certain liabilities arising from our obligation to indemnify our directors and officers and former directors in certain circumstances. No material indemnification liabilities were accrued at March 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may appear throughout this report, including without limitation, statements in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. For a detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, please refer to Item 1A Risk Factors disclosure in our Annual Report on Form 10-K filed on March 27, 2014. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our core program offering under the People to People brand is international destination trips for U.S. students in the 11 to 17 year old age group (“Student Ambassador Program”). Student Ambassador Programs make up the majority of our program offerings and are the center of our strategic focus. However, under the People to People brand, we also offer domestic destination travel programs for U.S. students and international students focused on leadership and education (“Leadership Ambassador Program”), as well as professional travel programs for adults (“Citizen Ambassador Program”).

Lastly, we operate BookRags (www.bookrags.com), an education oriented research website, which provides study guides, lesson plans and other educational resources to students and teachers. The site attracts students and teachers each month to its millions of pages of content, which includes internally developed material, licensed material, and user-generated content.

Our operating results depend primarily on the number of travelers who attend our programs (“travelers” or “delegates”), the fees we are able to charge for each traveler, net of pass-through expenses associated with non-directly delivered programs such as airfare and third-party tour operator fees (“total revenue”), and the direct costs associated with the traveler’s itinerary on directly delivered programs including airfare, hotel charges, meal costs, event and location fees, chaperone costs, tour manager fees, and the cost of in-country travel (“cost of sales”). Our business is highly seasonal, and our gross revenue and cost of sales are typically at their highest levels in the second and third quarters. Our marketing and sales efforts are conducted year-round and expenses are recognized when incurred.  Revenue associated with these marketing and sales expenses are generally recognized in the second and third quarter of the following fiscal year upon delegate travel.

Executive Summary

Our strategy is to maintain our high quality and unique out-of-classroom educational experiences while increasing our volume of business through multi-channel marketing and sales initiatives. In order to grow our business, our operating plans include the following: further integrating digital and social marketing into our methodology, introducing new conversion channels while refining existing avenues; building and preserving high quality customer relationships; engaging our customers year-round while offering a wider range of product offerings; and managing our cost structure to protect profitability.

We are focused on retaining current delegates as we prepare for the 2014 summer travel season, which begins in June. We are concentrating our retention efforts through increased digital engagement and high touch, customized family engagement. In addition, our 2014 summer program selling season will continue through our first departure in June in an effort to capture incremental enrollments from the last minute demand.  Other marketing and sales initiatives are focused on our 2014 winter programs as well as 2015 summer travel.

With regard to our multi-channel marketing approach, we continue to employ social and digital media on a greater scale in our marketing efforts and to augment our traditional direct marketing approach. Therefore, we are focused on integrating direct mail and digital media as part of a true cross-channel marketing campaign at both lead generation and conversion. We believe this will give us greater flexibility as we emphasize selling to our customers year-round. Using our multi-channel approach, we continue to create longer sales and payment cycles for our customers by marketing more than one travel season at a time.

Staying close to our customers through our high touch engagement model is a high priority, and we believe we offer a premium product with strong brand value. Through enhanced and consistent customer service based interaction with our customers, utilizing our multi-channel approach during our marketing and sales processes all the way through and continuing after travel, we believe we are building a customer base of advocates for our brand. We believe that staying close to our customers will improve retention efforts as well as increase our brand presence in social media, ultimately increasing future delegate travel and, therefore, profitability.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 with the Three Months Ended March 31, 2013

Consolidated financial results for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Total revenue	$1,397	$2,893	$(1,496)	-52%
Cost of goods sold	341	1,501	(1,160)	-77%
Gross margin	1,056	1,392	(336)	-24%
Selling and marketing expenses	6,993	8,519	(1,526)	-18%
General and administrative expenses	3,140	5,666	(2,526)	-45%
Restructuring costs	108	-	108	100%
Operating loss	(9,185)	(12,793)	3,608	-28%
Other income	134	147	(13)	-9%
Loss before income tax benefit	(9,051)	(12,646)	3,595	-28%
Income tax benefit	1,500	4,587	(3,087)	-67%
Net loss	$(7,551)	$(8,059)	$508	-6%

The decrease in total revenue during the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to a 77 percent decline in Leadership Ambassador Program and People to People – China travelers, partially offset by an increase in Citizen Ambassador Program travelers for an overall 68 percent decline in total delegates traveled. During the first quarter of 2014, we traveled 183 delegates compared to 572 delegates during the prior year period.  The decrease in travelers is primarily due to the timing of programs provided, in particular, the Presidential Inauguration Program, which we operated during January 2013.  Total costs of goods sold for the quarter ended March 31, 2014 correspondingly decreased by 77 percent, compared to the same period in 2013.

Gross margin for the quarter ended March 31, 2014 decreased approximately $0.3 million, or 24 percent, compared to the same period in 2013. Gross margin as a percentage of gross revenues increased to 67.3 percent compared to 48.1 percent during the quarters ended March 31, 2014 and 2013, respectively. This increase is primarily due to a higher mix of revenue from BookRags.

Operating expenses decreased $3.9 million, or 28 percent, during the first quarter ended March 31, 2014 compared to the prior year.  Selling and marketing expenses decreased approximately $1.5 million during the three months ended March 31, 2014 compared to the same period in 2013 mainly due to a purposeful reduction in marketing spend as well as lower overall personnel costs. General and administrative expenses decreased approximately $2.5 million during the three months ended March 31, 2014 compared to the same period in 2013 primarily due to incurred expenses related to the separation of former executives in the first quarter of 2013 that did not recur in 2014.

During the first quarter ended March 31, 2014, we incurred approximately $0.1 million in restructuring costs related to the closing of our Discovery Student Adventures and our People to People – China travel programs.

We recorded income tax benefits using effective income tax rates of 16.6 percent and 36.3 percent applied to pre-tax income for the three months ended March 31, 2014 and 2013, respectively. The difference from our statutory rate of 34 percent during 2014 was primarily due to the impact of tax exempt interest earned in relation to projected net income for the year ended December 31, 2014.  The difference from our statutory rate of 34 percent during 2013 was primarily due to the impact of tax exempt interest income on projected net loss for the year ending December 31, 2013.

Results of Operations by Segment

Segment results of operations for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Three months ended March 31, 2014			Three months ended March 31, 2013
	Ambassador Programs and Other1			Ambassador Programs and Other1

		BookRags	Consolidated		BookRags	Consolidated
Total revenue	$389	$1,008	$1,397	$1,894	$999	$2,893
Cost of goods sold	209	132	341	1,372	129	1,501
Gross margin	180	876	1,056	522	870	1,392
Selling and marketing expenses	6,672	321	6,993	8,103	416	8,519
General and administrative expenses	2,921	219	3,140	5,544	122	5,666
Restructuring costs	108	-	108	-	-	-
Operating income (loss)	(9,521)	336	(9,185)	(13,125)	332	(12,793)
Other income	134	-	134	147	-	147
Income (loss) before income tax benefit (provision)	(9,387)	336	(9,051)	(12,978)	332	(12,646)
Income tax benefit (provision)	1,556	(56)	1,500	4,707	(120)	4,587
Net income (loss)	$(7,831)	$280	$(7,551)	$(8,271)	$212	$(8,059)

1Ambassador Programs and Other include all travel programs as well as corporate overhead.

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

	As of April 27, 2014 and 2013
	Delegates
Enrollment detail for travel year	2014	2013	Change	% Change
Student Ambassadors	13,138	14,591	(1,453)	-10.0%
Total, all programs	16,849	18,149	(1,300)	-7.2%

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

Deployable Cash Reconciliation (in thousands)
	March 31,		December 31,
	2014	2013	2013
Cash, cash equivalents and short-term available-for-sale securities	$64,408	$55,933	$45,647
Prepaid program cost and expenses	14,661	26,361	7,069
Less: Participants’ deposits	(60,589)	(63,178)	(26,362)
Less: Accounts payable / accruals / other liabilities	(3,469)	(5,055)	(3,706)
Deployable cash	$15,011	$14,061	$22,648

Free Cash Flow

Free cash flow is calculated as cash flow from operations less the purchase of property, equipment and intangible assets. Management believes this non-GAAP measure is useful to investors in understanding the cash generated or distributed within the current period for future use in operations.

Free Cash Flow Reconciliation (in thousands)

	Three months ended March 31,
	2014	2013	$ Change
Net cash provided by operating activities	$19,365	$20,131	(766)
Purchase of property, equipment and intangibles	(760)	(688)	(72)
Free cash flow	$18,605	$19,443	(838)

Liquidity and Capital Resources

Total assets at March 31, 2014 were $114.8 million, of which 56.1 percent, or $64.4 million, were cash, cash equivalents and short-term available-for-sale securities. At that date, we also had long-lived assets totaling $32.0 million primarily related to our office building, technology hardware and systems used to deliver on services, and goodwill and intangible assets almost exclusively related to our BookRags segment.  Our total liabilities at March 31, 2014 were $66.0 million, including $60.6 million in participant deposits for future travel.  At March 31, 2014, we had no debt outstanding.

Net cash provided by operations was $19.4 million during the three months ended March 31, 2014 compared to net cash provided by operations of $20.1 million during the three months ended March 31, 2013. This $0.7 million decrease was primarily due to a $3.2 million unfavorable change in participant deposits due to a lower delegate count compared to 2013, offset by a lower change in our prepaid accounts as well as a decline in net loss year-over-year. Net cash used in investing activities was $16.2 million during the first three months of 2014 compared to $16.1 million during the first three months of 2013.

Net cash used in financing activities was $15 thousand and $1.9 million during the three months ended March 31, 2014 and 2013, respectively.  In the prior year period, the Company paid $1.0 million and $0.5 million for stockholder dividends and repurchases of our common stock through buybacks and share surrenders, respectively, as well as had excess tax benefits associated with the cancellation of expired stock compensation benefits of $0.4 million. The Company suspended its quarterly dividend in the second quarter of 2013.

Effective June 30, 2013, we amended our credit agreement with Wells Fargo Bank, National Association, modifying the principal amount available under our credit agreement and changing certain covenants. At March 31, 2014, we maintain an unsecured revolving line of credit with Wells Fargo Bank with an unused line of credit of $12.5 million. This line of credit is limited to 50 percent of deployable cash as defined above in “Key Performance Non-GAAP Financial Indicators.” In addition, our covenants also include a measurement of deployable cash greater than zero and a tangible net worth measurement greater than $40.0 million. At March 31, 2014, we were not in compliance with the covenant that requires us to maintain tangible net worth of $40.0 million.  On May 2, 2014, we received a waiver of the requirement to comply with this covenant for the period ending March 31, 2014, from Wells Fargo and there are no current restrictions on our borrowings. For additional information regarding our line of credit, please refer to our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed on March 27, 2014.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported disclosures of assets, liabilities, revenue and expenses. Our estimates are based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business.  We consider that our most critical accounting estimates are related to the valuation of available-for-sale securities, valuation of goodwill, intangible assets, and long-lived assets, foreign currency exchange contracts, revenue recognition, and contingencies and litigation as they require us to make assumptions that may be highly uncertain at the time the accounting estimates were made and changes in them are reasonably likely to occur from period to period.  There are other items within our consolidated financial statements that require estimation but are not deemed to be critical.  Changes in estimates used in these and other items could have a material impact on our consolidated financial statements. For a more complete discussion, please refer to our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed on March 27, 2014.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of March 31, 2014, the end of the period covered by this report, our interim chief executive officer and chief financial officer reviewed, evaluated and concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were effective.  These controls and procedures are designed to ensure information required to be disclosed in our Form 10-Q filed or submitted under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and has been accumulated and communicated to our management including our interim chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

In the three months ended March 31, 2014, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On various dates between May 2004 and May 2011, our Board of Directors authorized the repurchase of shares of our Common Stock in the open market or through private transactions (the “Repurchase Plan”). During the quarter ended March 31, 2014, there were no shares repurchased under the Repurchase Plan. As of March 31, 2014, approximately $13.1 million was available to repurchase shares of our Common Stock under the Repurchase Plan.

Item 6. Exhibits

10.1	Severance Agreement by and between the Company and Eric G. Anderson, incorporated by reference to the Company’s Form 8-K filed February 19, 2014.
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002. (2)

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

.

AMBASSADORS GROUP, INC

Date: May 6, 2014	By:	/s/ ANTHONY F. DOMBROWIK
Anthony F. Dombrowik,
Interim Chief Executive Officer, Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

10.1	Severance Agreement by and between the Company and Eric G. Anderson, incorporated by reference to the Company’s Form 8-K filed February 19, 2014.

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1) Filed herewith.

(2) This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section.  Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.