Form 10-Q
period 2014-06-30
AMBASSADORS GROUP INC
filed 2014-08-12
CIK 1162315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________ .

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

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of July 28, 2014 was 17,039,992.

AMBASSADORS GROUP, INC.
FORM 10-Q QUARTERLY REPORT

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets	1
Consolidated Statements of Operations	2
Consolidated Statements of Comprehensive Income (Loss)	3
Consolidated Statements of Cash Flows	4
Notes to Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 4. Controls and Procedures	26

PART II – OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 6. Exhibits	27

SIGNATURES	28

EXHIBIT INDEX

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of June 30, 2014 and December 31, 2013
(in thousands, except share and per share data)

	UNAUDITED	AUDITED
	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$10,412	$9,473
Available-for-sale securities and other	47,088	36,174
Foreign currency exchange contracts	60	-
Prepaid program costs and expenses	17,918	7,069
Accounts receivable	1,421	1,792
Deferred tax assets	-	1,295
Total current assets	76,899	55,803
Property and equipment, net	14,633	18,452
Available-for-sale securities	729	719
Intangibles	3,462	3,522
Goodwill	70	9,781
Other long-term assets	85	82
Total assets	$95,878	$88,359

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$7,145	$3,587
Participants’ deposits	41,043	26,362
Foreign currency exchange contracts	-	244
Deferred tax liabilities	77	-
Other liabilities	103	119
Total current liabilities	48,368	30,312
Participants’ deposits	1,822	-
Foreign currency exchange contracts	-	52
Deferred tax liabilities	19	2,087
Total liabilities	50,209	32,451

Commitments and Contingencies (Note 15)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 shares authorized; 17,038,508 and 17,040,724 shares issued and outstanding, respectively	170	170
Additional paid-in capital	1,284	411
Retained earnings	44,140	55,876
Accumulated other comprehensive gain (loss)	75	(549
Stockholders’ equity	45,669	55,908
Total liabilities and stockholders’ equity	$95,878	$88,359

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three and six months ended June 30, 2014 and 2013
(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net revenue, non-directly delivered programs	$18,092	$21,183	$18,208	$21,183
Gross revenue, directly delivered programs	3,565	2,270	3,838	4,164
Gross revenue, internet and advertising	1,055	1,029	2,063	2,028
Total revenue	22,712	24,482	24,109	27,375
Cost of sales, directly delivered programs	2,234	1,553	2,443	2,925
Cost of sales, internet and advertising	118	126	250	255
Cost of sales, program merchandise markdown	554	-	554	-
Gross margin	19,806	22,803	20,862	24,195
Operating expenses:
Selling and marketing	6,159	7,323	13,152	15,842
General and administrative	3,510	2,938	6,650	8,604
Restructuring costs	11,664	-	11,772	-
Asset impairments	2,000	-	2,000	-
Total operating expenses	23,333	10,261	33,574	24,446
Operating income (loss)	(3,527)	12,542	(12,712)	(251)
Other income:
Interest and dividend income	142	160	273	287
Foreign currency and other income	5	1	8	21
Total other income	147	161	281	308
Income (loss) before income tax benefit (provision)	(3,380)	12,703	(12,431)	57
Income tax benefit (provision)	(805)	(4,611)	695	(24)
Net Income (Loss)	$(4,185)	$8,092	$(11,736)	$33

Weighted-average common shares outstanding - basic	16,823	16,960	16,789	16,980
Weighted-average common shares outstanding - diluted	16,823	16,960	16,789	16,980

Net income (loss) per share - basic	$(0.25)	$0.48	$(0.70)	$0.00
Net income (loss) per share - diluted	$(0.25)	$0.48	$(0.70)	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
For the three and six months ended June 30, 2014 and 2013
(in thousands)
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income (loss)	$(4,185)	$8,092	$(11,736)	$33
Unrealized gain (loss) on foreign currency exchange contracts, net of income tax benefit of $69, $163, $0 and $437	229	(302)	357	(811)
Unrealized gain (loss) on available-for-sale securities, net of income tax benefit of $62, $126, $0 and $100	153	(235)	267	(186)
Comprehensive income (loss)	$(3,803)	$7,555	$(11,112)	$(964)

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended June 30, 2014 and 2013
(in thousands)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(11,736)	$33
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,977	2,711
Stock-based compensation	1,168	1,957
Deferred income tax benefit	(805)	(275)
Loss on disposition and impairment of property and equipment	2,000	7
Loss on impairment of goodwill	9,711	-
Program merchandise writedown	554	-
Excess tax shortfall from stock-based compensation	109	2,095
Change in assets and liabilities:
Accounts receivable and other assets	368	(53)
Prepaid program costs and expenses	(11,403)	(9,189)
Accounts payable, accrued expenses, and other current liabilities	3,542	2,406
Participants’ deposits	16,503	23,723
Net cash provided by operating activities	12,988	23,415

Cash flows from investing activities:
Purchase of available-for-sale securities	(24,517)	(26,844)
Proceeds from sale of available-for-sale securities	13,861	7,329
Purchase of property and equipment	(952)	(1,799)
Purchase of intangibles	(146)	(164)
Net cash used in investing activities	(11,754)	(21,478)

Cash flows from financing activities:
Repurchase of common stock	(186)	(486)
Dividend payment to shareholders	-	(1,017)
Proceeds from exercise of stock options	-	5
Excess tax shortfall from stock-based compensation	(109)	(2,095)
Net cash used in financing activities	(295)	(3,593)

Net increase (decrease) in cash and cash equivalents	939	(1,656)
Cash and cash equivalents, beginning of period	9,473	6,150
Cash and cash equivalents, end of period	$10,412	$4,494

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being materially misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2014 are not indicative of the results that may be expected for the year ending December 31, 2014.

These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

3. Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08). This ASU relates to discontinued operations reporting for disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on the entity’s operations and financial results. The standard expands disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2014. This ASU is not expected to have an impact on our financial statements or disclosures.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Restructuring Costs

During the third quarter of 2013, we initiated a corporate restructuring plan aimed at streamlining our cost structure and focusing our business on our core Student Ambassador programs in order to promote the long-term health of the organization. This plan included the restructuring of operations and programs associated with Discovery Student Education and terminating the operations associated with our Beijing office. During 2013, we recorded $2.2 million to restructuring costs.

During the second quarter of 2014, we took additional measures intended to continue to streamline the organization and continue our business focus on our Student Ambassador programs.  As previously announced, we completed a workforce reduction during the second quarter of 2014 that resulted in a restructuring expense of $1.6 million.  Under the terms of executive separation agreements, we will continue to pay each terminated executive bi-weekly during the executive’s severance period until the terms have been met, the future payments having been accrued and reflected in the below table as outstanding liabilities at June 30, 2014.

At the date of our most recent annual impairment test of December 1, 2013, the estimated fair value of BookRags exceeded its carrying value by less than five percent.  Due to business changes as well as the narrow margin results of our most recent annual impairment test, we re-evaluated the carrying value of BookRags at June 30, 2014 and determined that its fair value was lower than its carrying value.  The significant assumptions used to determine fair value included projected operating revenues and expenses, growth rates, terminal value, discount rates, future cash flows and capital expenditures.  We estimated fair value weighing the results from the income approach and market approach.  As required by the impairment test, we calculated the implied fair value of the goodwill compared to its carrying value.  Our test resulted in a goodwill impairment of $9.7 million that was recorded as a restructuring cost at June 30, 2014.

Other costs recorded as restructuring during the second quarter of 2014 included accelerated depreciation of assets scheduled for replacement within the next year as well as continued transition costs from the termination of operations of our Beijing office.

We anticipate all restructuring expenses to be recognized within twelve months of the initial implementation of the restructuring plan.

The following table summarizes costs incurred as part of the restructuring plan and balance of the restructuring cost liability as of June 30, 2014 (in thousands).

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Restructuring Costs
	Ambassador Programs and other	BookRags	Consolidated
Contract termination fees	$1,550	$-	$1,550
Separation payments	900	402	1,302
Goodwill impairment	-	9,711	9,711
Equity compensation expenses	377	120	497
Other transition costs	924	-	924
Accumulated expense at June 30, 2014	3,751	10,233	13,984
less: cash payments	2,878	33	2,911
less: non-cash expenses	377	9,831	10,208
Total restructuring liabilities at June 30, 2014	$496	$369	$865

5. Asset Impairments

In April 2012, our Board of Directors approved the listing for sale of our corporate headquarters building located in Spokane, Washington. The Company intends to relocate our headquarters to a new leased location in Spokane within a year after sale. The initial listing price for the building and underlying land was $13.3 million. During the quarter ended September 30, 2013, the listing price was lowered to $11.9 million and recorded an impairment charge of $4.5 million.

Subsequent to June 30, 2014, a purchase and sale agreement was executed for the corporate headquarters building for $8.8 million.  During the second quarter of 2014, we lowered the carrying value further and recorded approximately $2.0 million in impairment charges to reflect the fair value of the building and other related assets before the effect of income taxes. These costs are classified in our consolidated statements of operations under asset impairments.

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

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the composition of our investments at June 30, 2014 and December 31, 2013 (in thousands):

				Classification on Balance Sheet

June 30, 2014	Amortized Cost	Unrealized Gains (Losses)	Aggregate Fair Value	Cash and cash equivalents	Short-term available-for-sale securities	Long-term available-for-sale securities
Auction rate securities (“ARS”), greater than one year	$1,000	$(271)	$729	$-	$-	$729
Money market funds, ninety days or less	3,597	-	3,597	3,597	-	-
Municipal securities1
Short term municipal securities funds2	40,717	18	40,735	-	40,735	-
One year or less	921	3	924	-	924	-
After one year through three years	2,716	11	2,727	-	2,727	-
Greater than three years	2,735	(33)	2,702	-	2,702	-
Total	$51,686	$(272)	$51,414	$3,597	$47,088	$729

				Classification on Balance Sheet
December 31, 2013	Amortized Cost	Unrealized Gains (Losses)	Aggregate Fair Value	Cash and cash equivalents	Short-term available-for-sale securities	Long-term available-for-sale securities
ARS, greater than one year	$1,002	$(283)	$719	$-	$-	$719
Money market funds, ninety days or less	488	-	488	488	-	-
Municipal securities1
Short term municipal securities funds2	27,493	(143)	27,350	-	27,350	-
One year or less	952	3	955	-	955	-
After one year through three years	3,132	20	3,152	-	3,152	-
Greater than three years	4,854	(137)	4,717	-	4,717	-
Total	$37,921	$(540)	$37,381	$488	$36,174	$719

1Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

2Amounts include short-term municipal security funds that do not have a set maturity date.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables detail the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at June 30, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements at Reporting Date Using
June 30, 2014	Fair Market Value	Level 1	Level 2	Level 3
Financial assets:
ARS	$729	$-	$-	$729
Money market funds	3,597	3,597	-	-
Municipal securities1	47,088	41,237	5,851	-
Foreign currency exchange contracts	89	-	89	-
Total financial assets	$51,503	$44,834	$5,940	$729
Financial liabilities:
Foreign currency exchange contracts	29	-	29	-
Total financial liabilities	$29	$-	$29	$-

		Fair Value Measurements at Reporting Date Using
December 31, 2013	Fair Market Value	Level 1	Level 2	Level 3
Financial assets:
ARS	$719	$-	$-	$719
Money market funds	488	488	-	-
Municipal securities1	36,174	27,350	8,824	-
Foreign currency exchange contracts	253	-	253	-
Total financial assets	$37,634	$27,838	$9,077	$719
Financial liabilities:
Foreign currency exchange contracts	549	-	549	-
Total financial liabilities	$549	$-	$549	$-

1 At June 30, 2014, municipal securities consisted of an 86/7/6/1 percent split between holdings in short-term municipal security funds, municipal revenue bonds, municipal general obligation bonds and certificates of deposit, respectively. At December 31, 2013, municipal securities consisted of a 76/13/11 split between holdings in short-term municipal security funds, municipal revenue bonds and municipal general obligation bonds, respectively. The underlying credit rating of the municipal securities at June 30, 2014 and December 31, 2013 were A+, A1 or better as defined by S&P 500 and Moody’s, respectively.

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

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details the fair value measurements of assets measured on a non-recurring basis within the three levels of the fair value hierarchy at June 30, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements at Reporting Date Using			Total Loss
June 30, 2014	Fair Market Value	Qouted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Three months ended June 30, 2014
Non-financal assets:
Property and equipment, net	$8,750	$-	$-	$8,750	$2,000
Goodwill	$-	$-	$-	$-	$9,711

		Fair Value Measurements at Reporting Date Using			Total Loss
December 31, 2013	Fair Market Value	Qouted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Year ended December 31, 2013
Non-financal assets:
Property and equipment, net	$11,000	$-	$-	$11,000	$4,544

Fair value measurements on a recurring basis using Level 3 inputs consist of one available-for-sale ARS. The following table presents a reconciliation for the three and six months ended June 30, 2014 and 2013, of available-for-sale ARS measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Beginning balance	$723	$729	$719	$723
Total realized / unrealized losses:
Included in OCI	6	(13)	10	(7)
Ending balance	$729	$716	$729	$716

During the six months ended June 30, 2014, we experienced one failed ARS auction, representing principal of $1.0 million. This ARS continues to be classified as a long-term asset due to the high probability that the ARS may fail in future auctions. The next scheduled auction for this ARS is March 6, 2015. We have determined that there is no other-than-temporary impairment on this security, since we do not intend and are not required to sell this security before we have recovered the amortized cost basis, there has been no further deterioration of the credit rating of this investment, interest payments at coupon rate continue to be received, and we expect to recover the amortized cost basis of this security. We will continue to reassess liquidity in future reporting periods based on several factors, including the success or failure of future auctions, possible failure of the investment to be redeemed, deterioration of the credit rating of the investment, market risk, and other factors.

In determining the fair value of bond and ARS investments we consider the individual ratings of each holding. With regard to bonds, we consider the following: the underlying rating of the issuer irrespective of the insurance; the performance of the issuer; the term of the bond; and the quality of bond insurance provided by the rating of the bond insurer. With regard to valuation of our ARS, which is comprised of student loans, we consider the underlying credit quality of comparable student loan portfolios and the average life of the underlying student loan assets and apply a discount related to the illiquidity of our ARS due to past failed auctions. Based on these inputs, we have applied a discount of 321.0-basis points to the London interbank offered rate resulting in a valuation of $0.7 million from a costs basis of $1.0 million as of June 30, 2014. At the reporting dates and in the future, we recognize that this investment is subject to general credit, liquidity, market and interest rate risks. The fair value of this investment accordingly will continue to change and we will continue to evaluate its carrying value.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Derivative Financial Instruments

The majority of our travel programs take place outside of the United States, and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar for our non-directly delivered programs. We use forward contracts that allow us to acquire foreign currency at a fixed price for a specified point in time to provide a hedge against foreign currency risk. All of our derivatives are cash flow hedges and at June 30, 2014, all contracts qualified for cash flow hedge accounting.

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

At June 30, 2014, the following forward contracts were outstanding (in thousands):

	Notional Amount	Matures
Forward contracts:
Australian dollar	3,200	July 2014 - May 2015
Euro	2,860	July 2014
British pound	200	July 2014

The fair value of our forward contracts were as follows (in thousands):

	June 30, 2014
	Derivatives designated as hedging instruments		Total Net
	Assets	Liabilities	Assets
Forward contracts	$89	$29	$60

	December 31, 2013
	Derivatives designated as hedging instruments		Total Net
	Assets	Liabilities	Liabilities
Forward contracts	$253	$549	$296

The net asset and liability derivatives at June 30, 2014 and December 31, 2013 are reported in the consolidated balance sheet as current and long-term foreign currency exchange contracts.

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

Unrealized gains or losses related to available-for-sale securities are recorded in AOCI. The change in unrealized gains or losses related to available-for-sale securities are recorded in other comprehensive income net of income taxes in the period the change occurred. When securities are sold and a realized gain or loss is recognized, the amount is reclassified from AOCI to the income statement and recorded in interest and dividend income. During the three and six months ended June 30, 2014 and 2013, the Company recognized net realized losses of $25 thousand and $67 thousand, respectively, due to the sale of investments.

For the three months ended June 30, 2014 and 2013, a summary of AOCI balances and gains (losses) recognized in OCI are as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Derivative Securities		Available-for-sale securities
	Three months ended		Three months ended
	June 30,		June 30,
	2014	2013	2014	2013
Balance, beginning of period	$(65)	$35	$(243)	$(132)
Change before reclassification	185	(398)	83	(368)
Reclassification into net revenue, non-directly delivered programs	(25)	(67)	-	-
Reclassification into interest and dividend income	-	-	8	8
Effect of incomes taxes	69	163	62	126
Other comprehensive income (loss), net of income taxes	229	(302)	153	(234)
Balance, end of period	$164	$(267)	$(90)	$(366)

For the six months ended June 30, 2014 and 2013, a summary of AOCI balances and gains (losses) recognized in OCI are as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Derivative Securities		Available-for-sale securities
	Six months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Balance, beginning of period	$(192)	$544	$(357)	$(180)
Change before reclassification	381	(1,081)	259	(294)
Reclassification into net revenue, non-directly delivered programs	(25)	(167)	-	-
Reclassification into interest and dividend income	-	-	8	8
Effect of incomes taxes	-	437	-	100
Other comprehensive income (loss), net of income taxes	356	(811)	267	(186)
Balance, end of period	$164	$(267)	$(90)	$(366)

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Income Taxes

We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. A significant piece of objective negative evidence we evaluated was our cumulative loss incurred over the three-year period ended June 30, 2014. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. As a result, we determined that the negative evidence outweighed the positive evidence as of June 30, 2014 and recorded a one-time, non-cash charge to income tax expense of approximately  $0.7 million to establish a valuation allowance against our total U.S. deferred tax assets, net of U.S. deferred tax liabilities. This accounting treatment has no effect on our  ability to utilize deferred tax assets such as loss carryforwards and tax credits to reduce future cash tax payments. We will continue to assess the likelihood that the deferred tax assets will be realizable at each reporting period and the valuation allowance will be adjusted accordingly.

10. Stock-Based Compensation

Under our Equity Participation Plan (the “Plan”), we may grant stock-based incentive compensation awards to eligible employees (including officers), non-employee directors and consultants in the form of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, restricted stock units awards, stock appreciation rights, tandem stock appreciation rights, unrestricted stock awards or any combination of the foregoing.  As of June 30, 2014, we had 1,896,120 shares authorized under the Plan available for future stock-based compensation.

Stock Options

Under the terms of the Plan, options to purchase shares of our common stock are granted at a price set by the Compensation Committee of the Board of Directors (the “Compensation Committee”). The price is not to be less than the fair market value of the stock on the date of grant. The Compensation Committee establishes the vesting period of the awards, which is generally set at 25 percent per year for four years. Options may be exercised any time after they vest for a period up to 10 years from the grant date.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three and six months ended June 30, 2014 and 2013.

	Three months ended June 30, 2014		Three months ended June 30, 2013		Six months ended June 30, 2014		Six months ended June 30, 2013
Expected dividend yield	-%		-%		-%		1.37%
Expected stock price volatility	59.43%		52.68%		59.43%		54.66%
Risk-free interest rate	2.02%		2.10%		2.02%		2.08%
Expected life of options	4.64	Years	4.53	Years	4.64	Years	4.56	Years
Estimated fair value per option granted	$1.68		$1.61		$1.68		$1.63

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The dividend yield is based on expected quarterly cash dividends paid to our shareholders. Expected stock price volatility is based on historical volatility of our stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Additionally, an annualized forfeiture rate of 15.2 percent is used as a best estimate of future forfeitures based on our historical forfeiture experience. Stock-based compensation expense will be adjusted in later periods if the actual forfeiture rate is different from the estimate.

A summary of option activity under the Plan as of June 30, 2014, and the changes during the six months then ended is presented below:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)
Outstanding at December 31, 2013	907,945	$6.54
Granted	64,239	3.76
Forfeited / Expired	(113,012)	7.60
Exercised	-	-
Outstanding at June 30, 2014	859,172	$6.19	4.24
Exercisable at June 30, 2014	577,316	$6.99	2.02

During the three and six months ended June 30, 2014, the total intrinsic value of stock options exercised was zero and the total fair value of options which vested was $0.7 million. During the three and six months ended June 30, 2013, the total intrinsic value of stock options exercised was zero and the total fair value of options which vested was $1.0 million. The aggregate intrinsic value of outstanding and exercisable stock options was $0.1 million, based on our $4.61 closing stock price at June 30, 2014. Compensation expense recognized in the consolidated statement of operations for stock options was $0.3 million and $0.1 million for the three months ended June 30, 2014 and 2013, respectively, before the effect of income taxes. Compensation expense recognized in the consolidated statement of operations for stock options was $0.4 million and $1.0 million for the six months ended June 30, 2014 and 2013, respectively, before the effect of income taxes. As of June 30, 2014, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $0.3 million, which is expected to be recognized over approximately 3.8 years.

Restricted Stock Grants

Restricted stock awards and restricted stock units may be granted under the Plan by the Compensation Committee. The Compensation Committee also establishes the vesting period of the awards, which is generally set at 100 percent at the conclusion of one to four years for restricted stock awards. Restricted stock units generally vest pro rata at 25 percent each year over a four year vesting period. Our key employees who have been granted awards are typically subject to a four year vesting period, while members of our Board of Directors who have been granted awards are subject to a one year vesting period. The fair value of restricted stock awards and restricted stock units is based on the market price of our shares on the grant date.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the activity of non-vested restricted stock awards and restricted stock units under the Plan as of June 30, 2014, and the changes during the six months then ended is presented below:

	Restricted Stock Awards			Restricted Stock Units
	Restricted Stock Awards	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (years)	Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (years)
Balance at December 31, 2013	285,435	$5.24		28,123	$3.88
Granted	51,704	3.72		28,398	4.37
Forfeited	(10,944)	5.46		(8,660)	3.98
Vested	(185,258)	4.87		-	-
Balance at June 30, 2014	140,937	$5.16	1.82	47,861	$4.15	2.00

At June 30, 2014, the aggregate value of non-vested restricted stock awards and restricted stock units was $0.6 million and $0.2 million, respectively, before applicable income taxes, based on a $4.61 closing stock price at June 30, 2014. During the three months ended June 30, 2014 and 2013, the weighted-average grant date fair value of restricted stock awards, which vested was $0.9 million and $0.1 million, respectively. During the six months ended June 30, 2014 and 2013, the weighted-average grant date fair value of restricted stock awards, which vested was $1.0 million and $2.0 million, respectively. Compensation expense recognized in the consolidated statement of operations for restricted stock awards and units was $0.5 million and $0.1 million for the three months ended June 30, 2014 and 2013, respectively, before the effect of income taxes. Compensation expense recognized in the consolidated statement of operations for restricted stock awards and units was $0.6 million and $1.0 million for the six months ended June 30, 2014 and 2013, respectively, before the effect of income taxes. As of June 30, 2014, total unrecognized stock-based compensation expense related to restricted stock awards and units was approximately $0.4 million and $0.2 million, respectively, which is expected to be recognized over approximately 3.8 years.

Performance Stock Awards

Under the terms of the Plan, performance stock awards may be granted by the Compensation Committee to key executive employees. Performance stock awards are based on achieving key internal metrics measured at the end of each fiscal year over a three year performance period. If performance objectives are achieved as determined by the Compensation Committee, common stock is granted. The fair value of these awards is determined on the date of grant based on our share price. Compensation expense related to performance stock units is evaluated quarterly to determine the likelihood that performance metrics will be achieved during the performance period.

A summary of the activity of performance stock units under the Plan as of June 30, 2014, and the changes during the six months then ended is presented below:

	Performance Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (years)
Balance at December 31, 2014	114,560	$4.41
Granted	-	-
Forfeited	(78,514)	4.41
Vested	-	-
Balance at June 30, 2014	36,046	$4.41	2.51

During the three and six months ended June 30, 2014, no performance stock units were granted. Performance stock units outstanding on June 30, 2014 are payable upon the achievement of certain internal metrics over a performance period of January 1, 2014 through December 31, 2016. As of June 30, 2014, there was no unrecognized compensation expense related to performance share unit awards.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. Net Income (Loss) per Share

The following table presents a reconciliation of basic and diluted income (loss) per share computations (in thousands, except per share data and anti-dilutive stock option counts):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$(4,185)	$8,092	$(11,736)	$33

Denominator:
Weighted-average shares outstanding	16,823	16,727	16,789	16,683
Effect of unvested restricted stock awards considered participating securities	-	233	-	297
Weighted-average shares outstanding – basic	16,823	16,960	16,789	16,980
Effect of dilutive common stock options	-	-	-	-
Weighted-average shares outstanding – diluted	16,823	16,960	16,789	16,980

Net income (loss) per share - basic	$(0.25)	$0.48	$(0.70)	$0.00

Net income (loss) per share - diluted	$(0.25)	$0.48	$(0.70)	$0.00

Cash dividends declared per share1	$-	$-	$-	$0.06

Stock options and restricted stock units excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive	774,000	1,395,000	799,000	1,635,000

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

Segment information for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three months ended June 30, 2014				Three months ended June 30, 2013
	Ambassador Programs and Other1			Ambassador Programs and Other1

		BookRags	Consolidated		BookRags	Consolidated
Total revenue	$21,657	$1,055	$22,712	$23,453	$1,029	$24,482
Gross margin	$18,869	$937	$19,806	$21,900	$903	$22,803
Depreciation and amortization	$1,490	$180	$1,670	$1,255	$131	$1,386
Operating income (loss)	$6,304	$(9,831)	$(3,527)	$12,165	$377	$12,542
Income tax benefit (provision)	$(1,815)	$1,010	$(805)	$(4,442)	$(169)	$(4,611)
Net income (loss)	$4,635	$(8,820)	$(4,185)	$7,884	$208	$8,092

			Six months ended June 30, 2014		Six months ended June 30, 2013
	Ambassador Programs and Other1			Ambassador Programs and Other1

		BookRags	Consolidated		BookRags	Consolidated
Total revenue	$22,046	$2,063	$24,109	$25,347	$2,028	$27,375
Gross margin	$19,049	$1,813	$20,862	$22,422	$1,773	$24,195
Depreciation and amortization	$2,624	$353	$2,977	$2,419	$292	$2,711
Operating income (loss)	$(3,217)	$(9,495)	$(12,712)	$(960)	$709	$(251)
Income tax benefit (provision)	$(259)	$954	$695	$265	$(289)	$(24)
Net income (loss)	$(3,196)	$(8,540)	$(11,736)	$(387)	$420	$33
Total additions to property and equipment, net	$711	$241	$952	$1,600	$189	$1,789
Total additions to intangibles	$-	$146	$146	$-	$164	$164
Intangibles	$-	$3,462	$3,462	$-	$3,540	$3,540
Total assets	$89,360	$6,518	$95,878	$108,061	$15,409	$123,470

1Ambassador Programs and Other include all travel programs as well as corporate overhead.

Any intercompany sales or services provided are eliminated upon consolidation.

13. Supplemental Disclosures of Consolidated Statements of Cash Flows

Our non-cash investing and financing activities during the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

	June 30, 2014	June 30, 2013
Unrealized income (loss) on foreign currency exchange contracts	$356	$(1,248)
Unrealized income (loss) on available-for-sale securities	$267	$(286)
Property and equipment	$-	$(10)

14. Line of Credit

The Company's credit agreement with Wells Fargo expired on June 1, 2014 and was not renewed.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.  Commitments and Contingencies

On May 7, 2014, Anthony F. Dombrowik, our former interim Chief Executive Officer and Chief Financial Officer, was terminated by the Board of Directors.  In connection with Mr. Dombrowik’s departure, we entered into a separation agreement effective May 7, 2014.  Under the terms of the separation agreement, cash payouts of approximately $0.4 million are to be made to Mr. Dombrowik, all of which was  fully expensed during the second quarter of 2014 although , approximately $0.4 million remained to be paid during the  8 months following June 30, 2014.  Additionally, the separation agreement called for the immediate vesting of stock options and stock grants for Mr. Dombrowik in the amount of $0.2 million.

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

Under our Bylaws, our directors and officers have rights to indemnification by us against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which covers certain liabilities arising from our obligation to indemnify our directors and officers and former directors in certain circumstances. No material indemnification liabilities were accrued at June 30, 2014.

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

Our second quarter of 2014 results reflect several initiatives intended to streamline the organization and continue our business focus toward our core Student Ambassadors programs.  During the quarter we evaluated the carrying value of BookRags and determined that its fair value was lower than its carrying value, resulting in a goodwill impairment of $9.7 million that has been recorded in restructuring costs.  In addition, we recorded an expense of $1.6 million related to the workforce reduction previously announced, and took an additional impairment charge of $2.0 million on our corporate headquarters building.  A purchase and sale agreement relating to the building was executed subsequent to the balance sheet date; therefore, pending the finalization of the sale  the carrying value will be reclassed to an asset held for sale during the third quarter of 2014.

Our summer travel season was delivered successfully from a customer perspective, and customer satisfaction continues to be very high.  Our marketing season for 2015 travel is underway with significant digital marketing, direct mail and local meetings taking place from August to November of this year.  In order to grow our Student Ambassadors traveler base, we are focused on web-based services integration into our traditional direct marketing channels intended to drive higher attendance at our information meetings, the targeting of qualified prospects, the conversion of generated leads and in improving our retention rate.

We are driving changes to our business and to our infrastructure in order to deliver a more efficient cost structure and improved financial results.  We believe that these changes, as well as our strong People to People brand, will ultimately deliver profitability, a stronger balance sheet and long-term shareholder value.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2014 with the Three and Six Months Ended June 30, 2013

Consolidated financial results for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Total revenue	$22,712	$24,482	$(1,770)	-7%
Cost of goods sold	2,906	1,679	1,227	73%
Gross margin	19,806	22,803	(2,997)	-13%
Selling and marketing expenses	6,159	7,323	(1,164)	-16%
General and administrative expenses	3,510	2,938	572	19%
Restructuring costs	11,664	-	11,664	100%
Asset impairments	2,000	-	2,000	100%
Operating income (loss)	(3,527)	12,542	(16,069)	-128%
Other income	147	161	(14)	-9%
Income (loss) before income tax provision	(3,380)	12,703	(16,083)	-127%
Income tax provision	(805)	(4,611)	3,806	-83%
Net income (loss)	$(4,185)	$8,092	$(12,277)	-152%

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Total revenue	$24,109	$27,375	$(3,266)	-12%
Cost of goods sold	3,247	3,180	67	2%
Gross margin	20,862	24,195	(3,333)	-14%
Selling and marketing expenses	13,152	15,842	(2,690)	-17%
General and administrative expenses	6,650	8,604	(1,954)	-23%
Restructuring costs	11,772	-	11,772	100%
Asset impairments	2,000	-	2,000	100%
Operating loss	(12,712)	(251)	(12,461)	4965%
Other income	281	308	(27)	-9%
Income (loss) before income tax benefit (provision)	(12,431)	57	(12,488)	-21909%
Income tax benefit (provision)	695	(24)	719	-2996%
Net income (loss)	$(11,736)	$33	$(11,769)	-35664%

During the second quarter of 2014, we traveled 8,720 delegates compared to 9,228 delegates during the prior year quarter primarily due to lower delegates traveled on our core Student Ambassadors programs.  The prior year period includes Discovery Student Adventures traveled students affecting year-over-year comparability given our decision during the third quarter of 2013 to no longer operate these programs in 2014. Total revenue of $22.7 million declined 7.2 percent from $24.5 million in the prior year quarter driven by lower travel-related revenue. Gross margin for the quarter was $19.8 million compared to $22.8 million in the second quarter of 2013, and gross margin percentage was 34.2 percent compared to 36.5 percent in the prior year period.  The lower current period gross margin percentage is reflective of higher foreign exchange rates negatively impacting land vendor program costs year-over-year, as well as an inventory write-down of $0.6 million in the current period.  Year-over-year, the Company experienced a decrease of approximately $1.2 million in Student Ambassadors program gross margin, excluding the impact of the decline in delegates traveled year-over-year, $0.8 million of which is due to unfavorable Euro and British Pound rates hedged for 2014 travel compared to hedged rates for 2013 travel.

During the six months ended June 30, 2014, we traveled 8,903 delegates compared to 9,800 delegates during the same period in the prior year.  Total revenue of $24.1 million declined 11.9 percent from $27.4 million in the same period last year driven by the decline in travel-related revenue.  Gross margin for the six months ended June 30, 2014 was $20.9 million, down from $24.2 million in the same period last year, with gross margin percentage at 35.1 percent compared to the prior year at 37.0 percent.  The lower current period gross margin percentage is reflective of higher foreign exchange rates as well as an inventory write-down in the current period.

Selling and marketing expenses decreased approximately $1.2 million during the three months ended June 30, 2014 compared to the same period in 2013 mainly due to a reduction in total personnel costs as a result of the June 2014 reduction in staffing levels, as well an overall reduction in marketing spend.  General and administrative expenses increased approximately $0.6 million during the three months ended June 30, 2014 compared to the same period in 2013, primarily due to incurred expenses related to the separation of a former executive in the second quarter of 2014.  Additionally, we incurred approximately $11.7 million in restructuring charges and $2.0 million in asset impairments during the three months ended June 30, 2014 as discussed above.

Selling and marketing expenses decreased approximately $2.7 million during the six months ended June 30, 2014 compared to the same period in 2013 due to a purposeful reduction in marketing spend reflecting primarily a smaller winter and spring marketing campaign compared to one year ago, as well as lower personnel expenditures. General and administrative expenses decreased approximately $2.0 million during the six months ended June 30, 2014 compared to the same period in 2013, primarily due to lower separation and other related benefit expenses year over year.  Additionally, we incurred approximately $11.8 million in restructuring charges and $2.0 million in asset impairments during the six months ended June 30, 2014.

During the second quarter of 2014, we recorded a valuation allowance against our  deferred tax asset due to the loss recorded during the first six months of 2014.  This allowance resulted in a net income tax benefit of  approximately $0.7 million recorded for the first six months of 2014.  For additional information, see Note 9 to Consolidated Financial Statement 8.  For the first six months of 2013, we recorded an income tax provision using an effective income tax rate of 42.1 percent applied to pre-tax income. The difference from the statutory rate of 34 percent during 2013 was primarily due to the impact of tax exempt interest income on projected net loss for the year ending December 31, 2013.

Results of Operations by Segment

Segment results of operations for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three months ended June 30, 2014			Three months ended June 30, 2013
	Ambassador Programs and Other1			Ambassador Programs and Other1

		BookRags	Consolidated		BookRags	Consolidated
Total revenue	$21,657	$1,055	$22,712	$23,453	$1,029	$24,482
Cost of goods sold	2,788	118	2,906	1,553	126	1,679
Gross margin	18,869	937	19,806	21,900	903	22,803
Selling and marketing expenses	5,827	332	6,159	6,948	375	7,323
General and administrative expenses	3,307	203	3,510	2,787	151	2,938
Restructuring costs	1,431	10,233	11,664	-	-	-
Asset impairments	2,000	-	2,000	-	-	-
Operating income (loss)	6,304	(9,831)	(3,527)	12,165	377	12,542
Other income	146	1	147	161	-	161
Income (loss) before income tax benefit (provision)	6,450	(9,830)	(3,380)	12,326	377	12,703
Income tax benefit (provision)	(1,815)	1,010	(805)	(4,442)	(169)	(4,611)
Net income (loss)	$4,635	$(8,820)	$(4,185)	$7,884	$208	$8,092

	Six months ended June 30, 2014			Six months ended June 30, 2013
	Ambassador Programs and Other1			Ambassador Programs and Other1

		BookRags	Consolidated		BookRags	Consolidated
Total revenue	$22,046	$2,063	$24,109	$25,347	$2,028	$27,375
Cost of goods sold	2,997	250	3,247	2,925	255	3,180
Gross margin	19,049	1,813	20,862	22,422	1,773	24,195
Selling and marketing expenses	12,499	653	13,152	15,051	791	15,842
General and administrative expenses	6,228	422	6,650	8,331	273	8,604
Restructuring costs	1,539	10,233	11,772	-	-	-
Asset impairments	2,000	-	2,000	-	-	-
Operating income (loss)	(3,217)	(9,495)	(12,712)	(960)	709	(251)
Other income	280	1	281	308	-	308
Income (loss) before income tax benefit (provision)	(2,937)	(9,494)	(12,431)	(652)	709	57
Income tax benefit (provision)	(259)	954	695	265	(289)	(24)
Net income (loss)	$(3,196)	$(8,540)	$(11,736)	$(387)	$420	$33

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

	As of July 28, 2014 and 2013
	Delegates
Enrollment detail for travel year	2014	2013	Change	% Change
Student Ambassadors	12,256	13,849	(1,593)	-11.5%
Total, all programs	16,126	17,283	(1,157)	-6.7%

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

Deployable Cash Reconciliation (in thousands)
	June 30,		December 31,
	2014	2013	2013
Cash, cash equivalents and short-term available-for-sale securities	$57,500	$55,852	$45,647
Prepaid program cost and expenses	17,918	26,354	7,069
Less: Participants’ deposits	(42,865)	(49,458)	(26,362)
Less: Accounts payable / accruals / other liabilities	(7,248)	(6,745)	(3,706)
Deployable cash	$25,305	$26,003	$22,648

Free Cash Flow

Free cash flow is calculated as cash flow from operations less the purchase of property, equipment and intangible assets. Management believes this non-GAAP measure is useful to investors in understanding the cash generated or distributed within the current period for future use in operations.

   Free Cash Flow Reconciliation (in thousands)

	Six months ended June 30,
	2014	2013	$ Change
Net cash provided by operating activities	$12,988	$23,415	(10,427)
Purchase of property, equipment and intangibles	(1,098)	(1,963)	865
Free cash flow	$11,890	$21,452	(9,562)

Liquidity and Capital Resources

Total assets at June 30, 2014 were $95.9 million, of which 60.0 percent, or $57.5 million, were cash, cash equivalents and short-term available-for-sale securities. At that date, we also had long-lived assets totaling $19.0 million primarily related to our office building, technology hardware and systems used to deliver our services, and intangible assets almost exclusively related to our BookRags segment.  During the second quarter of 2014, we recognized restructuring and other asset reduction charges that resulted in the impairment of goodwill recorded from the purchase of BookRags of $9.7 million, as well as an additional write-down of $2.0 million to the carrying value of our corporate headquarters building.  Total liabilities at June 30, 2014 were $50.2 million, including $42.9 million in participant deposits for future travel.

Net cash provided by operations was $13.0 million during the six months ended June 30, 2014 compared to net cash provided by operations of $23.4 million during the six months ended June 30, 2013. This $10.4 million decrease was primarily due to lower net income and a $7.2 million unfavorable change in participant deposits due to a lower delegate count compared to 2013.

Net cash used in investing activities was $11.8 million during the first six months of 2014 compared to $21.5 million during the first six months of 2013. The decline in cash used in investing activities during the current period was primarily due to a reduction in the net purchases of available-for-sale securities, as well as lower spend on capital projects.

Net cash used in financing activities was $0.3 million and $3.6 million during the six months ended June 30, 2014 and 2013, respectively.  The prior year period included excess tax benefits associated with the cancellation of expired stock compensation benefits and the repurchase of our common stock through buybacks and share surrenders of $2.6 million compared to $0.2 million in the current year period.  In addition, the prior year period included $1.0 million paid in stockholder dividends that did not recur in 2014.

On June 1, 2014, our credit agreement with Wells Fargo Bank, National Association, expired and was not renewed.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of June 30, 2014, the end of the period covered by this report, our interim chief executive officer and principal financial officer reviewed, evaluated and concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were effective.  These controls and procedures are designed to ensure information required to be disclosed in our Form 10-Q filed or submitted under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and has been accumulated and communicated to our management including our interim chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

In the six months ended June 30, 2014, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On various dates between May 2004 and May 2011, our Board of Directors authorized the repurchase of shares of our Common Stock in the open market or through private transactions (the “Repurchase Plan”). During the quarter ended June 30, 2014, there were no shares repurchased under the Repurchase Plan. As of June 30, 2014, approximately $13.1 million was available to repurchase shares of our Common Stock under the Repurchase Plan.

Item 6. Exhibits

10.1	Employment Agreement by and between the Company and Philip B. Livingston, incorporated by reference to the Company’s Form 8-K filed May 19, 2014.

10.2
Real Property Purchase and Sale Agreement and Escrow Instructions by and between Ambassadors Group, Inc., Northwest Farm Credit Services, FLCA and First American Title Insurance Company dated as of August 6, 2014. (1)

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002. (2)

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

                               AMBASSADORS GROUP, INC.

Date: August 12, 2014	By:	/s/ PHILIP B. LIVINGSTON
Philip B. Livingston,
Interim Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

10.1	Employment Agreement by and between the Company and Philip B. Livingston, incorporated by reference to the Company’s Form 8-K filed May 19, 2014.

10.2	Real Property Purchase and Sale Agreement and Escrow Instructions by and between Ambassadors Group, Inc., Northwest Farm Credit Services, FLCA and First American Title Insurance Company dated as of August 6, 2014. (1)

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1) Filed herewith.

(2) This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section.  Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.