Form 10-Q
period 2014-09-30
AMBASSADORS GROUP INC
filed 2014-11-13
CIK 1162315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________ .

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

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of November 10, 2014 was 17,043,625.

.

AMBASSADORS GROUP, INC.
FORM 10-Q QUARTERLY REPORT

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of September 30, 2014 and December 31, 2013
(in thousands, except share and per share data)

	UNAUDITED	AUDITED
	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$3,550	$9,473
Available-for-sale securities and other	43,586	36,174
Prepaid program costs and expenses	2,597	7,069
Accounts receivable	1,071	1,792
Deferred tax assets	-	1,295
Assets held for sale	8,400	-
Total current assets	59,204	55,803
Property and equipment, net	3,821	18,452
Available-for-sale securities	724	719
Deferred tax assets	125	-
Intangibles	-	3,522
Goodwill	70	9,781
Other long-term assets	483	82
Total assets	$64,427	$88,359

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$6,646	$3,587
Participants’ deposits	9,303	26,362
Foreign currency exchange contracts	625	244
Deferred tax liabilities	149	-
Other liabilities	-	119
Total current liabilities	16,723	30,312
Participants’ deposits	190	-
Foreign currency exchange contracts	-	52
Deferred tax liabilities	-	2,087
Total liabilities	16,913	32,451

Commitments and Contingencies (Note 15)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 shares authorized; 17,044,905 and 17,040,724 shares issued and outstanding, respectively	170	170
Additional paid-in capital	1,478	411
Retained earnings	46,478	55,876
Accumulated other comprehensive gain (loss)	(612)	(549)
Stockholders’ equity	47,514	55,908
Total liabilities and stockholders’ equity	$64,427	$88,359

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three and nine months ended September 30, 2014 and 2013
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net revenue, non-directly delivered programs	$10,818	$15,071	$29,027	$36,254
Gross revenue, directly delivered programs	5,896	6,296	9,734	10,460
Total revenue	16,714	21,367	38,761	46,714
Cost of sales, directly delivered programs	3,372	4,128	5,816	7,053
Cost of sales, program merchandise markdown	-	-	554	-
Gross margin	13,342	17,239	32,391	39,661
Operating expenses:
Selling and marketing	8,369	9,224	20,868	24,275
General and administrative	2,418	2,676	8,647	11,007
Restructuring costs	217	1,756	1,756	1,756
Asset impairments	350	6,461	2,350	6,461
Total operating expenses	11,354	20,117	33,621	43,499
Operating income (loss)	1,988	(2,878)	(1,230)	(3,838)
Other income:
Interest and dividend income	84	70	356	357
Foreign currency and other income	(2)	1	6	22
Total other income	82	71	362	379
Income (loss) before income tax benefit (provision) from continuing operations	2,070	(2,807)	(868)	(3,459)
Income tax benefit (provision)	(158)	1,004	(416)	1,269
Net income (loss) from continuing operations	1,912	(1,803)	(1,284)	(2,190)

Discontinued operations:
Income (loss) from discontinued segment	196	250	(9,298)	959
Income tax benefit (provision)	230	(61)	1,184	(350)
Net income (loss) from discontinued operations	426	189	(8,114)	609

Net Income (Loss)	$2,338	$(1,614)	$(9,398)	$(1,581)

Weighted-average common shares outstanding - basic	17,041	16,984	16.827	16,982
Weighted-average common shares outstanding - diluted	17,046	16,984	16,827	16,982

Net income (loss) from continuing operations per share - basic	$0.11	$(0.11)	$(0.08)	$(0.13)
Net income (loss) from continuing operations per share - diluted	$0.11	$(0.11)	$(0.08)	$(0.13)

Net income (loss) from discontinued operations per share - basic	$0.03	$0.01	$(0.48)	$0.04
Net income (loss) from discontinued operations per share - diluted	$0.03	$0.01	$(0.48)	$0.04

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
For the three and nine months ended September 30, 2014 and 2013
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income (loss)	$2,338	$(1,614)	$(9,398)	$(1,581)
Unrealized gain (loss) on foreign currency exchange contracts, net of income tax benefit (provision) of $0, ($112), $0 and $324	(685)	209	(329)	(603)
Unrealized gain (loss) on available-for-sale securities, net of income tax benefit (provision) of $0, ($12), $0 and $89	(2)	21	265	(165)
Comprehensive income (loss)	$1,651	$(1,384)	$(9,462)	$(2,349)

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30, 2014 and 2013
(in thousands)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(9,398)	$(1,581)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,497	4,088
Stock-based compensation	1,305	2,161
Deferred income tax benefit	(877)	(2,373)
Impairment and loss on sale of discontinued operations	9,676	-
Loss on disposition and impairment of property and equipment	2,364	6,461
Program merchandise writedown	554	-
Excess tax shortfall from stock-based compensation	109	2,103
Change in assets and liabilities:
Accounts receivable and other assets	663	(169)
Prepaid program costs and expenses	3,890	9,652
Accounts payable, accrued expenses, and other current liabilities	2,374	4,802
Participants’ deposits	(16,869)	(15,888)
Net cash provided by (used in) operating activities	(1,712)	9,256

Cash flows from investing activities:
Purchase of available-for-sale securities	(29,733)	(27,297)
Proceeds from sale of available-for-sale securities	22,582	22,931
Purchase of property and equipment	(1,202)	(2,413)
Proceeds from sale of property and equipment	28	-
Purchase of intangibles	(189)	(251)
Proceeds from sale of BookRags, Inc.	4,600	-
Net cash used in investing activities	(3,914)	(7,030)

Cash flows from financing activities:
Repurchase of common stock	(188)	(486)
Dividend payment to shareholders	-	(1,017)
Proceeds from exercise of stock options	-	5
Excess tax shortfall from stock-based compensation	(109)	(2,103)
Net cash used in financing activities	(297)	(3,601)

Net decrease in cash and cash equivalents	(5,923)	(1,375)
Cash and cash equivalents, beginning of period	9,473	6,150
Cash and cash equivalents, end of period	$3,550	$4,775

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

During part of the third quarter we also operated an education oriented research website, BookRags.com, which provided study guides, lesson plans and other educational resources to students and teachers. On September 5, 2014, we consummated the sale of BookRags. All activities related to BookRags have been reflected as discontinued operations for all periods presented.  For additional information, see Note 5 of Notes to Consolidated Financial Statements.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being materially misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2014 are not indicative of the results that may be expected for the year ending December 31, 2014.

These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

3. Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08). This ASU relates to discontinued operations reporting for disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on the entity’s operations and financial results. The standard expands disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2014 and will be reflected in periods following the fourth quarter of 2014.

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

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In June, 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation-Stock Compensation: Accounting for Share-Based Payments when the terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition on performance stock unit awards. In some cases, the terms of an award may provide that the performance target could be achieved after an employee completes the requisite service period. That is, the employee would be entitled to benefit from the award regardless of whether the employee is rendering service on the date the performance target is achieved. Current performance stock unit awards are contingent upon employment status as well as internal metrics. As such, this ASU is not expected to have an impact on our financial statements or disclosures.

4. Restructuring Costs

During the third quarter of 2013, we initiated a corporate restructuring plan aimed at streamlining our cost structure and focusing our business on our core Student Ambassador programs in order to promote the long-term health of the organization. This plan included the restructuring of operations and programs associated with Discovery Student Adventures and terminating the operations associated with our Beijing office.

During the second quarter of 2014, we took additional measures to continue to streamline the organization and to further our businesses focus on our core Student Ambassador programs. We completed a workforce reduction during the second quarter of 2014 that resulted in restructuring expense of $1.6 million. Under the terms of executive separation agreements, we will continue to pay each terminated executive bi-weekly during the executive’s severance period, with the future payments having been accrued and reflected in the below table as outstanding liabilities at September 30, 2014.

Other costs recorded as restructuring during the first nine months of 2014 included accelerated depreciation of assets scheduled for replacement within the next year as well as continued transition costs from the termination of operations of our Beijing office.

We anticipate all restructuring expenses to be recognized within twelve months of the initial implementation of the restructuring plan.

The following table summarizes costs incurred to date from continuing operations as part of the restructuring plan, which began during the third quarter of 2013, and the balance of the restructuring cost liability as of September 30, 2014 (in thousands).

Restructuring Costs
Ambassador Programs and Other
Contract termination fees	$1,550
Separation payments	949
Equity compensation expenses	377
Other transition costs	1,166
Accumulated expense at September 30, 2014	4,042
less: cash payments	3,302
less: non-cash expenses	377
Total restructuring liabilities at September 30, 2014	$363

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Discontinued Operations

In furtherance to the Company’s focus on its core Student Ambassadors programs, in September 2014, the Company announced it had consummated a sale of BookRags for $5.0 million, subject to a $0.4 million escrow arrangement.  All interests and future cash flows from BookRags were released upon sale.  All activities related to BookRags have been reflected as discontinued operations on our consolidated financial statements for all periods presented.

Included in the consolidated balance sheet at December 31, 2013, were $15.5 million of assets and $1.5 million of liabilities associated with the discontinued operations of BookRags.  The following table summarizes the assets and liabilities of discontinued operations included in the consolidated balance sheet as of December 31, 2013.  There were no assets and liabilities of discontinued operations as of September 30, 2014.

Balance Sheet (Audited)
As of December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$765
Accounts receivable	731
Other current assets	62
Total current assets	1,558
Property and equipment, net	710
Intangibles	3,522
Goodwill	9,711
Total assets	$15,501

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$283
Other current liabilties	118
Total current liabilites	401
Other long-term liabilties	1,056
Total liabilties	$1,457

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the results of discontinued operations for the periods indicated (in thousands):

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Total revenue	$545	$910	$2,608	$2,938
Gross margin	$472	$785	$2,285	$2,558
Selling & marketing expenses	$(53)	$(364)	$(706)	$(1,155)
General & administrative expenses	$(258)	$(171)	$(679)	$(444)
Restructuring costs	$-	$-	$(522)	$-
Impairment and gain (loss) on sale of discontinued operations	$35	$-	$(9,676)	$-
Operating income (loss) from discontinued operations	$196	$250	$(9,298)	$959
Income tax benefit (provision) on discontinued operations	$230	$(61)	$1,184	$(350)
Net income (loss) from discontinued operations	$426	$189	$(8,114)	$609

During the second quarter of 2014  due to business changes as well as the narrow margin results of its most recent annual impairment test in December 2013, the Company re-evaluated the carrying value of BookRags and recorded a goodwill impairment charge of $9.7 million, as the implied fair value of the goodwill was determined to be lower than its carrying value.  Using the income and market approaches, the significant assumptions used to determine fair value included projected operating revenues and expenses, growth rates, terminal value, discount rates, future cash flows and capital expenditures.  This impairment charge was recorded within discontinued operations and is reflected in the table above for the nine months ended, September 30, 2014.

6. Assets Held For Sale

In April 2012, the Company listed for sale its corporate headquarters building located in Spokane, Washington. During the third quarter of 2014, a purchase and sale agreement was executed for a sale of the building for $8.8 million.  During the second quarter of 2014, the Company recorded an asset impairment charge of $2.0 million to lower the building’s carrying value to the anticipated sales price.  During the third quarter of 2014, the Company recorded approximately $0.4 million in additional expense related to expected closing costs and broker fees. These charges are classified as asset impairment costs on the consolidated statements of operations.

During the third quarter of 2014, the corporate headquarters building was recorded within current assets as an asset held for sale for $8.8 million less anticipated transaction closing costs of approximately $0.4 million. The Company anticipates this purchase and sale agreement to be finalized during the fourth quarter of 2014.

Simultaneous with the final purchase and sales agreement, the Company expects to enter into a leasing agreement to remain in our current location until April 30, 2015 (with optional extensions until June 30, 2015), to provide us time to find a new leased location in the Spokane area.

7. Investments and Fair Value Measurements

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

Fair value is determined for assets and liabilities using a three-tiered hierarchy, based upon significant levels of inputs as follows:

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following tables summarize the composition of our investments at September 30, 2014 and December 31, 2013 (in thousands):

				Classification on Balance Sheet
September 30, 2014	Amortized Cost	Unrealized Gains (Losses)	Aggregate Fair Value	Cash and cash equivalents	Short-term available-for-sale securities	Long-term available for-sale securities
Auction rate securities (“ARS”), greater than one year	$1,000	$(276)	$724	$-	$-	$724
Money market funds, ninety days or less	17	-	17	17	-	-
Municipal securities1
Short term municipal securities funds2	42,803	17	42,820	-	42,820	-
One year or less	-	-	-	-	-	-
After one year through three years	-	-	-	-	-	-
Greater than three years	782	(16)	766	-	766	-
Total	$44,602	$(275)	$44,327	$17	$43,586	$724

				Classification on Balance Sheet
December 31, 2013	Amortized Cost	Unrealized Gains (Losses)	Aggregate Fair Value	Cash and cash equivalents	Short-term available-for-sale securities	Long-term available-for-sale securities
ARS, greater than one year	$1,002	$(283)	$719	$-	$-	$719
Money market funds, ninety days or less	488	-	488	488	-	-
Municipal securities1
Short term municipal securities funds2	27,493	(143)	27,350	-	27,350	-
One year or less	952	3	955	-	955	-
After one year through three years	3,132	20	3,152	-	3,152	-
Greater than three years	4,854	(137)	4,717	-	4,717	-
Total	$37,921	$(540)	$37,381	$488	$36,174	$719

1Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

2Amounts include short-term municipal security funds that do not have a set maturity date.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables detail the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at September 30, 2014 and December 31, 2013 (in thousands):

		Fair Value Measurements at Reporting Date Using
September 30, 2014	Fair Market Value	Level 1	Level 2	Level 3
Financial assets:
ARS	$724	$-	$-	$724
Money market funds	17	17	-	-
Municipal securities1	43,585	42,819	766	-
Foreign currency exchange contracts	-	-	-	-
Total financial assets	$44,326	$42,836	$766	$724
Financial liabilities:
Foreign currency exchange contracts	625	-	625	-
Total financial liabilities	$625	$-	$625	$-

		Fair Value Measurements at Reporting Date Using
December 31, 2013	Fair Market Value	Level 1	Level 2	Level 3
Financial assets:
ARS	$719	$-	$-	$719
Money market funds	488	488	-	-
Municipal securities1	36,174	27,350	8,824	-
Foreign currency exchange contracts	253	-	253	-
Total financial assets	$37,634	$27,838	$9,077	$719
Financial liabilities:
Foreign currency exchange contracts	549	-	549	-
Total financial liabilities	$549	$-	$549	$-

1 At September 30, 2014, municipal securities were split 98/1/1 percent between holdings in short-term municipal security funds, municipal revenue bonds, and municipal general obligation bonds, respectively. At December 31, 2013, municipal securities were split 76/13/11 percent split between holdings in short-term municipal security funds, municipal revenue bonds and municipal general obligation bonds, respectively. The underlying credit rating of the municipal securities at September 30, 2014 and December 31, 2013 were A+, A1 or better as defined by S&P 500 and Moody’s, respectively.

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

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details the fair value measurements of assets measured on a non-recurring basis within the three levels of the fair value hierarchy at September 30, 2014 (in thousands):

		Fair Value Measurements at Reporting Date Using			Total Loss
September 30, 2014	Fair Market Value	Qouted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Three months ended September 30, 2014
Non-financal assets:
Property and equipment, net	$8,750	$-	$-	$8,750	$2,000

Our corporate headquarters building is recorded as an asset held for sale on the balance sheet at $8.4 million, which is the expected sales price less expected costs to sell of $0.4 million.

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

Fair value measurements on a recurring basis using Level 3 inputs consist of one available-for-sale ARS. The following table presents a reconciliation for the three and nine months ended September 30, 2014 and 2013, of available-for-sale ARS measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Beginning balance	$729	$716	$719	$723
Total realized / unrealized gains (losses):
Included in OCI	(5)	1	5	(6)
Ending balance	$724	$717	$724	$717

During the nine months ended September 30, 2014, we experienced one failed ARS auction, representing principal of $1.0 million. This ARS continues to be classified as a long-term asset due to the high probability that the ARS may fail in future auctions. The next scheduled auction for this ARS is March 6, 2015. We have determined that there is no other-than-temporary impairment on this security, since we do not intend and are not required to sell this security before we have recovered the amortized cost basis, there has been no further deterioration of the credit rating of this investment, interest payments at coupon rate continue to be received, and we expect to recover the amortized cost basis of this security. We will continue to reassess liquidity in future reporting periods based on several factors, including the success or failure of future auctions, possible failure of the investment to be redeemed, deterioration of the credit rating of the investment, market risk, and other factors.

In determining the fair value of bond and ARS investments we consider the individual ratings of each holding. With regard to bonds, we consider the following: the underlying rating of the issuer irrespective of the insurance; the performance of the issuer; the term of the bond; and the quality of bond insurance provided by the rating of the bond insurer. With regard to valuation of our ARS, which is comprised of student loans, we consider the underlying credit quality of comparable student loan portfolios and the average life of the underlying student loan assets and apply a discount related to the illiquidity of our ARS due to past failed auctions. Based on these inputs, we have applied a discount of 321.0-basis points to the London interbank offered rate resulting in a valuation of $0.7 million from a cost basis of $1.0 million as of September 30, 2014. At the reporting dates and in the future, we recognize that this investment is subject to general credit, liquidity, market and interest rate risks. The fair value of this investment accordingly will continue to change and we will continue to evaluate its carrying value.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Derivative Financial Instruments

The majority of our travel programs take place outside of the United States, and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar for our non-directly delivered programs. We use forward contracts that allow us to acquire foreign currency at a fixed price for a specified point in time to provide a hedge against foreign currency risk. All of our derivatives are cash flow hedges and at September 30, 2014, all contracts qualified for cash flow hedge accounting.

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

At September 30, 2014, the following forward contracts were outstanding (in thousands):

	Notional Amount	Matures
Forward contracts:
Australian dollar	3,250	January 2015 - July 2015
Euro	9,500	January 2015 - July 2015
British pound	1,900	January 2015 - July 2015
Canadian dollar	400	March 2015 - May 2015
New Zealand dollar	400	March 2015 - July 2015
Japenese Yen	25,000	May 2015

The fair values of our forward contracts were as follows (in thousands):

	September 30, 2014
	Derivatives designated as hedging instruments		Total Net
	Assets	Liabilities	Liabilities
Forward contracts	$-	$625	$625

	December 31, 2013
	Derivatives designated as hedging instruments		Total Net
	Assets	Liabilities	Liabilities
Forward contracts	$253	$549	$296

The net asset and liability derivatives at September 30, 2014 and December 31, 2013 are reported in the consolidated balance sheet as current and long-term foreign currency exchange contracts.

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

Unrealized gains or losses related to available-for-sale securities are recorded in AOCI. The change in unrealized gains or losses related to available-for-sale securities are recorded in other comprehensive income net of income taxes in the period the change occurred. When securities are sold and a realized gain or loss is recognized, the amount is reclassified from AOCI to the income statement and recorded in interest and dividend income. During the nine months ended September 30, 2014 and 2013, the Company recognized net realized losses of $19 thousand and $120 thousand, respectively, due to the sale of investments.

For the three months ended September 30, 2014 and 2013, a summary of AOCI balances and gains (losses) recognized in OCI are as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Derivative Securities		Available-for-sale securities
	Three months ended		Three months ended
	September 30,		September 30,
	2014	2013	2014	2013
Balance, beginning of period	$164	$(267)	$(90)	$(366)
Change before reclassification	(690)	253	12	(24)
Reclassification into net revenue, non-directly delivered programs	5	(67)	-	-
Reclassification into interest and dividend income	-	-	(14)	70
Effect of incomes taxes	(0)	23	0	(25)
Other comprehensive income (loss), net of income taxes	(685)	209	(2)	21
Balance, end of period	$(521)	$(58)	$(91)	$(345)

For the nine months ended September 30, 2014 and 2013, a summary of AOCI balances and gains (losses) recognized in OCI are as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Derivative Securities		Available-for-sale securities
	Nine months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Balance, beginning of period	$(192)	$544	$(357)	$(180)
Change before reclassification	(310)	(482)	272	(216)
Reclassification into net revenue, non-directly delivered programs	(19)	(185)	-	-
Reclassification into interest and dividend income	-	-	(6)	79
Effect of incomes taxes	(0)	65	0	(28)
Other comprehensive income (loss), net of income taxes	(329)	(602)	266	(165)
Balance, end of period	$(521)	$(58)	$(91)	$(345)

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Income Taxes

We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. A significant piece of objective negative evidence we evaluated was our cumulative loss incurred during the three-year period ended June 30, 2014. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. As a result, we determined that the negative evidence outweighed the positive evidence as of June 30, 2014 and recorded a one-time, non-cash charge to income tax expense of approximately $0.7 million to establish a valuation allowance against our total U.S. deferred tax assets, net of U.S. deferred tax liabilities, almost all of which relates to the beginning of the year balance. This accounting treatment has no effect on our ability to utilize deferred tax assets such as loss carryforwards and tax credits to reduce future cash tax payments. We will continue to assess the likelihood that the deferred tax assets will be realizable at each reporting period and the valuation allowance will be adjusted accordingly

11. Stock-Based Compensation

Under our Equity Participation Plan (the “Plan”), we may grant stock-based incentive compensation awards to eligible employees (including officers), non-employee directors and consultants in the form of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, restricted stock units awards, stock appreciation rights, tandem stock appreciation rights, unrestricted stock awards or any combination of the foregoing. As of September 30, 2014, we had 2,125,512 shares authorized under the Plan available for future stock-based compensation.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three and nine months ended September 30, 2014 and 2013.

	Three months ended September 30, 2014			Three months ended September 30, 2013		Nine months ended September 30, 2014		Nine months ended September 30, 2013
Expected dividend yield	-%			-%		-%		1.37%
Expected stock price volatility	41.94%			-%		47.98%		54.66%
Risk-free interest rate	2.47%			-%		2.31%		2.08%
Expected life of options	4.15	Years		-	Years	4.28	Years	4.56	Years
Estimated fair value per option granted	$1.58		$			$1.61		$1.63

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The dividend yield is based on expected quarterly cash dividends paid to our shareholders. Expected stock price volatility is based on historical volatility of our stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Additionally, an annualized forfeiture rate of 14.08 percent is used as a best estimate of future forfeitures based on our historical forfeiture experience. Stock-based compensation expense will be adjusted in later periods if the actual forfeiture rate is different from the estimate.

A summary of option activity under the Plan as of September 30, 2014, and the changes during the nine months then ended is presented below:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)
Outstanding at December 31, 2013	907,945	$6.54
Granted	186,072	4.13
Forfeited / Expired	(510,450)	6.07
Exercised	-	-
Outstanding at September 30, 2014	583,567	$6.17	7.45
Exercisable at September 30, 2014	214,348	$9.21	4.86

During the nine months ended September 30, 2014, the total intrinsic value of stock options exercised was zero and the total fair value of options which vested was $0.8 million. During the nine months ended September 30, 2013, the total intrinsic value of stock options exercised was zero and the total fair value of options which vested was $1.0 million. Compensation expense recognized in the consolidated statement of operations for stock options was $0.1 million for the three months ended September 30, 2014 and 2013, respectively, before the effect of income taxes. Compensation expense recognized in the consolidated statement of operations for stock options was $0.5 million and $1.0 million for the nine months ended September 30, 2014 and 2013, respectively, before the effect of income taxes. As of September 30, 2014, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $0.4 million, which is expected to be recognized over approximately 3.83 years.

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

A summary of the activity of non-vested restricted stock awards and restricted stock units under the Plan as of September 30, 2014, and the changes during the nine months then ended is presented below:

	Restricted Stock Awards			Restricted Stock Units
	Restricted Stock Awards	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (years)	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (years)
Balance at December 31, 2013	285,435	$5.24		28,123	$3.88
Granted	51,704	3.72		81,060	4.34
Forfeited	(13,364)	5.76		(12,689)	4.13
Vested	(190,335)	4.97		(9,555)	4.15
Balance at September 30, 2014	133,440	$5.00	1.61	86,939	$4.24	2.06

At September 30, 2014, the aggregate value of non-vested restricted stock awards and restricted stock units was $0.5 million and $0.3 million, respectively, before applicable income taxes, based on a $3.70 closing stock price at September 30, 2014. During the three months ended September 30, 2014 and 2013, the weighted-average grant date fair value of restricted stock awards, which vested was $0.1 million and $0, respectively. During the nine months ended September 30, 2014 and 2013, the weighted-average grant date fair value of restricted stock awards, which vested was $1.0 million and $2.0 million, respectively. Compensation expense recognized in the consolidated statement of operations for restricted stock awards and units was $0.1 million for the three months ended September 30, 2014 and 2013, before the effect of income taxes. Compensation expense recognized in the consolidated statement of operations for restricted stock awards and units was $0.8 million and $1.1 million for the nine months ended September 30, 2014 and 2013, respectively, before the effect of income taxes. As of September 30, 2014, total unrecognized stock-based compensation expense related to restricted stock awards and units was approximately $0.3 million and $0.3 million, respectively, which is expected to be recognized over approximately 3.83 years.

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

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the activity of performance stock units under the Plan as of September 30, 2014, and the changes during the nine months then ended is presented below:

	Performance Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (years)
Balance at December 31, 2013	114,560	$4.41
Granted	-	-
Forfeited	(78,514)	4.41
Vested	-	-
Balance at September 30, 2014	36,046	$4.41	2.25

During the three and nine months ended September 30, 2014, no performance stock units were granted. Performance stock units outstanding on September 30, 2014 are payable upon the achievement of certain internal metrics over a performance period of January 1, 2014 through December 31, 2016. As of September 30, 2014, no compensation expense related to performance share unit awards was recognized.

12. Net Income (Loss) per Share

The following table presents a reconciliation of basic and diluted income (loss) from continuing operations per share computations (in thousands, except per share data and anti-dilutive stock option counts):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Numerator:
Net income (loss) from continuing operations	$1,912	$(1,803)	$(1,284)	$(2,190)

Denominator:
Weighted-average shares outstanding	16,903	16,984	16,827	16,982
Effect of unvested restricted stock awards considered participating securities	138	-	-	-
Weighted-average shares outstanding – basic	17,041	16,984	16,827	16,982
Effect of dilutive common stock options	-	-	-	-
Effect of dilutive restricted stock units	5	-	-	-
Weighted-average shares outstanding – diluted	17,046	16,984	16,827	16,982

Net income (loss) per share - basic	$0.11	$(0.11)	$(0.08)	$(0.13)

Net income (loss) per share - diluted	$0.11	$(0.11)	$(0.08)	$(0.13)

Cash dividends declared per share1	$-	$-	$-	$0.06

Stock options and restricted stock units excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive	658,000	782,000	751,000	1,319,000

1The Company suspended quarterly dividend payments during the second quarter of 2013.

13. Supplemental Disclosures of Consolidated Statements of Cash Flows

Our non-cash investing and financing activities during the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	September 30, 2014	September 30, 2013
Unrealized loss on foreign currency exchange contracts	$(329)	$(927)
Unrealized income (loss) on available-for-sale securities	$265	$(254)

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. Line of Credit

The Company’s credit agreement with Wells Fargo expired on June 1, 2014 and was not renewed.

15.  Commitments and Contingencies

On May 7, 2014, Anthony F. Dombrowik, our former interim Chief Executive Officer and Chief Financial Officer, was terminated by the Board of Directors.  In connection with Mr. Dombrowik’s departure, we entered into a separation agreement effective May 7, 2014. The separation agreement required cash payouts of approximately $0.4 million to be made to Mr. Dombrowik, all of which was fully expensed during the second quarter of 2014 although approximately $0.4 million remained to be paid during the 8 months following June 30, 2014.  Additionally, the separation agreement called for the immediate vesting of stock options and stock grants for Mr. Dombrowik in the amount of $0.2 million.

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

Under our Bylaws, our directors and officers have rights to indemnification by us against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which covers certain liabilities arising from our obligation to indemnify our directors and officers and former directors in certain circumstances. No material indemnification liabilities were accrued at September 30, 2014.

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

Introduction

Ambassadors Group, Inc. is a leading provider of educational travel experiences primarily engaged in organizing and promoting worldwide educational travel programs for students through a direct to consumer revenue model. We operate student and adult travel programs primarily using the People to People brand under a long-term exclusive license agreement. We have been traveling students on People to People programs for over 50 years and have over 500,000 alumni. We believe that our association with that brand and experience in the educational travel industry give us both a strong awareness in the market and a high level of credibility.

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

Prior to September 2014, we operated BookRags (www.bookrags.com), an education oriented research website, which provided study guides, lesson plans and other educational resources to students and teachers. This wholly-owned subsidiary was sold in September 2014, and results of operations have been reflected as discontinued operations for all periods presented.

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

Executive Summary

Our year-to-date results reflect several initiatives intended to streamline the organization and continue our business focus toward our core Student Ambassadors programs.  We executed and finalized the sale of BookRags for $5.0 million in September 2014, and believe we will close a purchase and sale agreement related to our corporate headquarters building during the fourth quarter of 2014 for $8.8 million less costs associated with closing.  Upon sale, we will enter into a short-term lease contract to remain in our current location.

The number of enrollments for the Company’s 2015 travel season resulting from our fall 2014 marketing campaign indicates a decline in net travelers and revenue in 2015 compared to 2014.  The Company’s marketing programs and sales initiatives are heavily concentrated in the fall of the year before the summer travel season. Based on the results to date of the 2014 fall marketing campaign, we anticipate that 2015 revenue will be lower than 2014.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2014 with the Three and Nine Months Ended September 30, 2013

Financial results from continuing operations for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Total revenue	$16,714	$21,367	$(4,653)	-22%
Cost of goods sold	3,372	4,128	(756)	-18%
Gross margin	13,342	17,239	(3,897)	-23%
Selling and marketing expenses	8,369	9,224	(855)	-9%
General and administrative expenses	2,418	2,676	(258)	-10%
Restructuring costs	217	1,756	(1,539)	-88%
Asset impairments	350	6,461	(6,111)	-95%
Operating income (loss)	1,988	(2,878)	4,866	169%
Other income	82	71	11	15%
Income (loss) before income tax benefit (provision)	2,070	(2,807)	4,877	174%
Income tax benefit (provision)	(158)	1,004	(1,162)	-116%
Net income (loss) from continuing operations	$1,912	$(1,803)	$3,715	206%

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Total revenue	$38,761	$46,714	$(7,953)	-17%
Cost of goods sold	6,370	7,053	(683)	-10%
Gross margin	32,391	39,661	(7,270)	-18%
Selling and marketing expenses	20,868	24,275	(3,407)	-14%
General and administrative expenses	8,647	11,007	(2,360)	-21%
Restructuring costs	1,756	1,756	-	0%
Asset impairments	2,350	6,461	(4,111)	-64%
Operating loss	(1,230)	(3,838)	2,608	68%
Other income	362	379	(17)	-4%
Loss before income tax benefit (provision)	(868)	(3,459)	2,591	75%
Income tax benefit (provision)	(416)	1,269	(1,685)	-133%
Net income (loss) from continuing operations	$(1,284)	$(2,190)	$906	41%

During the third quarter of 2014, we traveled 6,808 delegates compared to 8,140 delegates during the prior year period primarily due to lower delegates traveled on our core Student Ambassadors programs.  The prior year period includes 536 Discovery Student Adventures (“DSA”) and People to People China (“China”) traveled students affecting year-over-year comparability given our decision during the third quarter of 2013 to no longer operate these programs in 2014. Total revenue from continuing operations of $16.7 million declined 21.8 percent from $21.4 million in the prior year quarter driven by lower travel-related revenue. Gross margin from continuing operations for the quarter was $13.3 million compared to $17.2 million in the third quarter of 2013, and gross margin percentage was 33.7 percent compared to 36.8 percent in the prior year period.  The lower current period gross margin percentage is reflective of higher foreign exchange rates, a higher ratio of teacher leaders to traveling students, and lower overall traveling group sizes negatively impacting land vendor program costs year-over-year.

During the nine months ended September 30, 2014, we traveled 15,711 delegates compared to 17,940 delegates during the same period in the prior year. The prior period includes 816 DSA and China traveled students affecting year-over-year comparability given the Company’s decision to not operate these programs in 2014.  Total revenue from continuing operations of $38.8 million declined 17.0 percent from $46.7 million in the same period last year driven by the decline in travelers.  Gross margin from continuing operations for the nine months ended September 30, 2014 was $32.4 million, down from $39.7 million in the same period last year, with gross margin percentage at 33.4 percent compared to the prior year at 36.0 percent.  The lower current period gross margin percentage is reflective of higher land vendor costs as discussed in the preceding paragraph, as well as an inventory write-down during the year 2014.

Selling and marketing expenses decreased approximately $0.9 million, or 9 percent, during the three months ended September 30, 2014 to $8.4 million compared to the same period in 2013, mainly due to an overall reduction in personnel and marketing spend.  General and administrative expenses decreased approximately $0.3 million, or 10 percent, during the three months ended September 30, 2014 to $2.4 million compared to the same period in 2013, primarily due to reductions in executive overhead and salaries as a result of reductions in personnel. Additionally, we incurred approximately $0.2 million in additional restructuring charges and recorded $0.4 million to asset impairments related to the sale of our corporate headquarters during the three months ended September 30, 2014, compared to $1.8 million recorded to restructuring costs as well as $6.5 million in asset impairments primarily related to our corporate headquarters during the third quarter of 2013.

Selling and marketing expenses decreased approximately $3.4 million, or 14 percent, to $20.9 million during the nine months ended September 30, 2014 compared to the same period in 2013, due to a purposeful reduction in marketing spend reflecting primarily a smaller winter and spring marketing campaign compared to one year ago, as well as lower personnel expenditures. General and administrative expenses decreased approximately $2.4 million, or 21 percent, to $8.6 million during the nine months ended September 30, 2014 compared to the same period in 2013, primarily due to lower separation and other related benefit expenses year over year.  Additionally, we incurred approximately $1.8 million in restructuring charges and $2.4 million in asset impairments during the nine months ended September 30, 2014, compared to $1.8 million and $6.5 million during the nine months ended September 30, 2013, respectively.

During the third quarter of 2014, we completed the sale of BookRags and have reflected those results as discontinued operations for all periods presented.  During the third quarter of 2014, we recorded income from discontinued operations of $0.4 million compared to $0.2 million during the comparable prior year period.  During the first nine months of 2014, we recorded a loss from discontinued operations of $8.1 million compared to income of $0.6 million recorded during the first nine months of 2013.  The current year period includes the $9.7 million goodwill impairment charge recorded during the second quarter of 2014.

During the first nine months of 2014, we recorded a valuation allowance against our deferred tax asset due to the loss recorded in the current period.  This allowance resulted in a reduced net income tax benefit of approximately $0.8 million recorded for the first nine months of 2014. The result is an effective income tax rate of 7.6 percent. The difference from the statutory rate of 34 percent during 2014 was a result of the valuation allowance. For additional information, see Note 10 to Consolidated Financial Statements. For the first nine months of 2013, we recorded an income tax benefit using an effective income tax rate of 36.9 percent applied to pre-tax income. The difference from the statutory rate of 34 percent during 2013 was primarily due to the impact of tax exempt interest income on projected net loss for the year ending December 31, 2013.

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

Net Enrollments

Net enrollments on a forward looking basis consist of all active participants, which we define as those who have enrolled in our programs, including travel that has already been completed, less those who have already withdrawn for the travel year referenced. This is a point in time measurement that we use as an indication of expected future gross revenues for our travel programs

	As of November 2, 2014 and 2013
	Delegates
Enrollment detail for travel year	2015	2014	Change	% Change
Student Ambassadors	10,246	15,853	(5,607)	-35.4%
Total, all programs	12,115	17,955	(5,840)	-32.5%

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

Deployable Cash Reconciliation (in thousands)

	September 30,		December 31,
	2014	2013	2013
Cash, cash equivalents and short-term available-for-sale securities	$47,136	$41,015	$45,647
Prepaid program cost and expenses	2,597	7,090	7,069
Less: Participants’ deposits	(9,493)	(9,847)	(26,362)
Less: Accounts payable / accruals / other liabilities	(6,646)	(9,129)	(3,706)
Deployable cash	$33,594	$29,129	$22,648

Free Cash Flow

Free cash flow is calculated as cash flow from operations less the purchase of property, equipment and intangible assets. Management believes this non-GAAP measure is useful to investors in understanding the cash generated or distributed within the current period for future use in operations.

Free Cash Flow Reconciliation (in thousands)
	Nine months ended September 30,
	2014	2013	$ Change
Net cash provided by (used in) operating activities	$(1,712)	$9,256	(10,968)
Purchase of property, equipment and intangibles	(1,391)	(2,664)	1,273
Free cash flow	$(3,103)	$6,592	(9,695)

Liquidity and Capital Resources

Total assets at September 30, 2014 were $64.4 million, of which 73 percent, or $47.1 million, were cash, cash equivalents and short-term available-for-sale securities, and $8.4 million was classified as an asset held for sale related to our corporate headquarters anticipated to be finalized during the fourth quarter of 2014. At September 30, 2014, long-lived assets totaled $4.5 million primarily related to technology hardware and systems.  During the third quarter of 2014, we recorded $0.4 million in other long-term assets related to funds held in escrow under the terms of the BookRags purchase and sale agreement.  Total liabilities at September 30, 2014 were $16.9 million, including $9.5 million in participant deposits for future travel.

Net cash used in operations was $1.7 million during the nine months ended September 30, 2014 compared to net cash provided by operations of $9.3 million during the nine months ended September 30, 2013.  This $10.7 million decrease was primarily due to higher net loss.

Net cash used in investing activities was $3.9 million during the first nine months of 2014 compared to $7.0 million during the first nine months of 2013. The current year period reflects cash proceeds of $4.6 million from the sale of BookRags.

Net cash used in financing activities was $0.3 million and $3.6 million during the nine months ended September 30, 2014 and 2013, respectively.  The prior year period included excess tax benefits associated with the cancellation of expired stock compensation benefits and the repurchase of our common stock through buybacks and share surrenders of $2.6 million compared to $0.3 million in the current year period. In addition, the prior year period included $1.0 million paid in stockholder dividends that did not recur in 2014.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of September 30, 2014, the end of the period covered by this report, our interim chief executive officer and principal financial officer reviewed, evaluated and concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were effective. These controls and procedures are designed to ensure information required to be disclosed in our Form 10-Q filed or submitted under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and has been accumulated and communicated to our management including our interim chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

In the nine months ended September 30, 2014, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On various dates between May 2004 and May 2011, our Board of Directors authorized the repurchase of shares of our Common Stock in the open market or through private transactions (the “Repurchase Plan”). During the quarter ended September 30, 2014, there were no shares repurchased under the Repurchase Plan. As of September 30, 2014, approximately $13.1 million was available to repurchase shares of our Common Stock under the Repurchase Plan.

Item 6. Exhibits

10.1
Stock Purchase Agreement dated as of September 6, 2014 by and between GradeSaver, LLC and Ambassadors Group, Inc., incorporated by reference to the Company’s Current Report on Form 8-K filed September 9, 2014.

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

.

AMBASSADORS GROUP, INC
Date: November 13, 2014	By:	/s/ PHILIP B. LIVINGSTON
Philip B. Livingston,
Interim Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

10.1
Stock Purchase Agreement dated as of September 6, 2014 by and between GradeSaver, LLC and Ambassadors Group, Inc., incorporated by reference to the Company’s Current Report on Form 8-K filed September 9, 2014.

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