Form 10-K
period 2014-12-31
AMBASSADORS GROUP INC
filed 2015-03-25
CIK 1162315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company	☒
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sales price of the registrant’s common stock on the NASDAQ Stock Market on June 30, 2014, was $48.2 million. Shares of the registrant’s common stock held by each executive officer and director, and by each individual and entity that owns 5 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 23, 2015, was 17,285,992.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K of Ambassadors Group, Inc., which are not historical in nature, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include, without limitation, all statements that relate to expectations concerning matters that may or might occur in the future, and include all statements in this report that are not historical facts. Words such as “projects,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements reflect our beliefs or current expectations with respect to, among other things, trends in the travel and education industry, our business and growth strategies, our use of technology, and fluctuations in our results of operations.

Forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from anticipated results. These risks and uncertainties include factors generally affecting the travel and education industry, interruptions in our business resulting from natural disasters or international unrest, competition, the value and right to use established brand names, dependence on key personnel and vendor relationships, the results of our marketing efforts, fluctuations in foreign currency exchange rates, the international scope of our operations, the outcome of our cost cutting initiatives, our ability to protect customer data, and a variety of other factors including the risk factors set forth in Item 1A and other factors as may be identified from time to time in our filings with the Securities and Exchange Commission (“SEC”) or in our press releases. All forward-looking statements are expressly qualified in their entirety by these factors and all related cautionary statements. We do not undertake any obligation to update any forward-looking statements.

PART I

Item 1.	Business

Company Background

Ambassador Programs, Inc., a wholly owned subsidiary of Ambassadors Group, Inc. (“Ambassadors,” “Company,” “we,” “us” or “our”), is a leading provider of educational travel experiences primarily engaged in organizing and promoting worldwide educational travel programs for students through a direct to consumer marketing model. We operate student and adult travel programs using the People to People International brand under a long-term license agreement. We have been traveling students on People to People programs for over 50 years and have over 500,000 alumni. We believe that our association with the brand and experience in the educational travel industry gives us both a strong awareness in the market and a high level of credibility.

We were founded in 1967 and reincorporated in Delaware in 1995. We operated as Ambassadors Education Group, a wholly owned subsidiary of Ambassadors International, Inc., until we were spun off in February 2002. Beginning March 1, 2002, we began operating as an independent stand-alone company. Since that time our common stock on the NASDAQ Stock Market has traded under the symbol “EPAX.” Our principal office is located in Spokane, Washington, USA.

Educational Travel Programs

Our educational travel programs offer both domestic U.S. destinations as well as international travel destinations, including, but not limited to Europe, Australia, China, Japan, South Africa, India, Costa Rica, and Antarctica. This direct to consumer travel business consists of specialized educational travel programs that seek to educate, inspire intellectual exchange, and develop the cultural and global intelligence of our participants. In 2014, 16,092 students traveled on our programs.

We license from People to People International the exclusive right to develop and conduct programs for grade school through high school students using the People to People International brand name. We also have the non-exclusive right to develop, market and operate programs for professionals, college students and athletes using the People to People International brand name. People to People International is a private, non-profit organization dedicated to the promotion of world peace through cultural exchange. Our current agreements with People to People International expire in 2020. We operate these programs under three categories:

Student Ambassador Programs

Our flagship program, Student Ambassador Programs, which traveled over 75 percent of our total delegate count during 2014, provides educational opportunities for students in grade school, middle school, high school and college to visit one or more foreign destinations to learn about its history, government, economy and culture. We market our Student Ambassador Programs direct to families through an integrated multi-channel program that includes leads and enrollments generated by direct mail invitations, search engine marketing, social media, webinars, tele-sales, and local in-person informational meetings. Information meetings typically occur in the fall months preceding summer travel the following year. Student Ambassador Program delegations travel on programs from seven to twenty-four days primarily taking place in June and July, with a small number of programs also available in the winter months. Each delegation typically consists of 30 to 45 students and several teachers usually from the same geographical area, and is accompanied by local guides and service providers in each country to assist for the duration of each program.

Programs are designed by a staff of international planners to provide both an educational and exciting travel experience.

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

Discontinued Operations

From May 2008 to September 2014, we operated the online educational study guide business BookRags. BookRags originally began as a source for online book summaries and grew to include a wide variety of additional content. Most of BookRags’ revenues were earned during the traditional school year, or the months of September through June. During the third quarter of 2014, we sold BookRags for $5.0 million. See Note 8, “Discontinued Operations”, in our Consolidated Financial Statements in this Form 10-K for further information.

From 2009 to the summer of 2013, we operated Discovery Student Adventures (“DSA”) programs for grade school, middle school and high school aged students. DSA programs were marketed through a teacher-recruited and digital model, and emphasized adventure and scientific exploration travel experiences. They were operated internationally and domestically using the Discovery Education trademark. During the fourth quarter of 2013, we terminated our existing licensing agreement with Discovery Education Inc. (“Discovery Education”), as this business model did not prove to be financially viable. See Note 7, “Restructuring Costs,” in our consolidated financial statements in this Form 10-K for further information.

Business Strengths

We believe that our more than 50 years of experience organizing student and professional educational programs and establishing substantial relationships in countries where we provide the programs, as well as our agreements with People to People International, allow us to provide an educational opportunity that is of value to our customers. We believe that the high-quality, education focused, differentiated nature of our programs, industry-leading safety profile and relationship-based customer service model are and will remain key elements to success. Our customer satisfaction is high, as evidenced by our Net Promoter Scores, a metric used to gauge customer loyalty and advocacy, which we believe underscores the value of the travel experiences we offer to participants and their families.

Employees

As of December 31, 2014, we employed 155 full-time employees. Of these, over 85 percent are located in Spokane, Washington, with the remaining located in various states across the United States to serve as local field representatives or work remotely. None of our employees are subject to collective bargaining agreements or are represented by a union. We believe that our labor relations are good. As discussed in Note 17, “Subsequent Events,” in our Consolidated Financial Statements in this Form 10-K, subsequent to year end we initiated a significant reduction in work force. As of May 2015, we anticipate we will employ approximately 90 full-time employees.

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

You should carefully consider the risk factors set forth below and the other information contained in this Form 10-K as these are important factors, among others, that could materially and adversely affect our future operating results and share price, and could cause actual results to differ materially from expected or historical results. There may be additional risks that we consider not to be material, or which are not known, and any of these risks could have effects similar to those set forth below. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for a cautionary discussion regarding forward-looking statements. These risk factors should be read in conjunction with the other information set forth in this Annual Report, including Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, including the related Notes to Consolidated Financial Statements.

The travel industry and specifically the educational segment within the travel industry are highly competitive. If we are unable to compete effectively in these markets, our financial condition and results of operations could be affected.

The travel industry in general and the educational segment of the travel industry in particular are highly competitive and have relatively low barriers to entry. We compete with other companies that provide similar educational travel programs, professional travel and adult continuing education programs, activity camps and summer camps, as well as independent programs organized and sponsored by local teachers with the assistance of local travel agents.

People to People International, under the terms of its agreement with us, reserves the right to offer programs to college students for studies abroad and to grant to other individuals or entities the right to use the People to People International name in connection with professional education and sports programs. In the event companies with similar operations to us are granted the right to use the People to People International name, our operations and competitive position in the industry could be significantly and adversely impacted.

Certain organizations engaged in the travel business may have substantially greater brand-name recognition and financial, marketing and sales resources than we do, and may offer an educational travel experience at a lower price. We cannot assure you that we will be able to compete successfully against our present or future competitors. If we are unable to compete successfully, it could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Our financial results may suffer if we cannot successfully implement our restructuring plans and or cost cutting objectives aimed at right-sizing our operations to match revenue streams.

We have described elsewhere in this report our ongoing plan to terminate or realign certain operations and to take other cost cutting measures that are intended to strengthen our business by right-sizing our operations to match revenue streams. We also described various impairment and restructuring charges related to this plan. If we fail to complete our restructuring plans timely and successfully, or if we fail to achieve the intended cost structure, our financial condition, results of operations and cash flows may be further impacted. This plan also may have an adverse impact upon the morale or motivation of our employees and may result in further distractions to our management. Cost cutting initiatives may also reduce selling and marketing or other operating capabilities reducing our ability to respond to market demand.

Our business may decline if we cannot successfully update our marketing strategy in light of changes in customer behavior.

Our traditional marketing model depended on direct mail, which has been declining in effectiveness, and as a result our marketing strategy has struggled as our target customers have shifted away from responding to direct mail and in-person informational meetings. As a part of our restructuring initiatives, we are adopting a new customer acquisition model in an effort to deliver sustainable profits. Our marketing strategy may fail to reach the intended market and may not be successful in generating travelers. This could result in a continued or accelerated reduction in travelers. Any such outcome, alone or in combination with other events or circumstances, may adversely affect our operating results.

A decline or disruption in the travel industry could adversely affect our results of operations.

Our performance depends upon factors affecting the travel industry in general. Our earnings are especially sensitive to events that affect domestic and international air travel and availability and cost of lodging and transportation. A number of such factors could negatively affect our business including:

•	Air fare increases resulting from a rise in fuel prices or a reduction of airline capacity;
•	Increases in the price of lodging;
•	Travel-related strikes or labor unrest;
•	Bankruptcies or liquidations by airlines or other travel industry companies; and
•	Travel-related accidents or the grounding of aircraft due to safety concerns.

Such concerns could reduce the demand for our travel program offerings. Any such decrease in demand, depending on its scope and duration, together with any future issues affecting travel safety, could result in a temporary or longer-term decline in demand and adversely affect our results.

Deterioration of and volatility in general economic conditions could result in reduced consumer spending and a decline in the number of people willing to purchase our premium travel products.

Demand for our products and services may be significantly affected by the general level of economic activity, level of discretionary spending and employment levels in the United States and key international markets. Therefore, global economic downturns or a recession could have a material adverse effect on our business, cash flows and our results of operations. Our business could also be adversely impacted by other global economic conditions including excessive inflation, currency fluctuations within the global market, the strength of the U.S. dollar, and foreign taxation changes.

For example, economic conditions deteriorated rapidly in the United States and many other countries in 2008 resulting in a reduction in household budgets for potential travelers. These conditions slowed spending on travel and on the services we provide.

While there have been positive indications that the economies of the United States and other world markets have improved over the last few years, future economic weakness and uncertainty may result in significantly decreased spending on our services, which may have a material adverse impact on our business and financial performance. We may continue to face economic conditions which could further impact demand for premium travel products in the industry and the markets in which we operate.

Natural disasters, international political or terrorist threats and activities, and other world events or incidents affecting the health, safety, security, program interest and/or program satisfaction of actual and potential program participants could have an adverse effect on our results.

Most of our travel programs are conducted outside of the United States. Demand for our travel programs may be adversely affected by natural occurrences such as hurricanes, tsunamis, earthquakes, extreme flooding, and epidemics or other disease outbreaks such as influenza in geographic regions in which we conduct travel programs. In addition, other international incidents such as war, U.S. military deployments, international and domestic terrorism, civil disturbances, and political instability may occur. These natural occurrences and other events may impact our customers’ willingness to travel to these destinations or our ability to deliver planned programs.

The consequences of these types of events are unpredictable and the occurrence of any of the events described above, or other unforeseen developments in one or more of the regions in which we travel, could have a material adverse effect on our ability to acquire, and/or retain travel enrollments, which would substantially impact cash flows, and results of operations. Historically, we have experienced increased cancellations for our travel programs during such times and if these business interruptions occur during the peak travel season, the impact to our financial results could be magnified.

If we are unable to use our established brands such as the “People to People” name, or if the value of our name, image or brand diminishes, our ability in attracting future travelers could be significantly impacted and our business would be harmed.

Our brand names and trademarks are integral to our marketing efforts. Our agreements with People to People International, currently scheduled to expire in 2020, give us the exclusive right to develop and conduct programs for grade school through high school students using the People to People International name, and the non-exclusive right to develop and conduct programs for professionals, college students and athletes using the People to People International name. If our agreement with People to People International were terminated or if we were unable to use the branded name to market our programs or destinations, this could have a material adverse effect on our ability to acquire participants for our programs and consequently affect our results of operations.

We invest considerable resources in maintaining these brands and trademarks to retain and expand our client base. We have registered a variety of service and trademarks including, but not limited to, the names “People to People Ambassador Programs,” “People to People Student Ambassador Programs,” “Citizen Ambassador Programs,” and “People to People Leadership Ambassador Programs.” In addition, we have the right, subject to certain exceptions, to use the “People to People” service, trademarks and logos in our marketing.

In addition, our ability to attract and enroll new delegates to travel with us depends on the value of the brands we associate with and our reputation with potential customers. If negative news coverage or other negative public relation matters occur in the student travel industry or specifically related to us, our business could experience adverse effects impacting our volume and profitability.

If we are unable to attract and retain effective key personnel with industry specific knowledge, our ability to market and conduct our travel programs would be diminished.

Our performance is dependent on the continued services and performance of senior management and certain other key personnel with specialized knowledge of our industry. The loss of the services of any of our senior management or other key employees could have an adverse effect on our business operations, along with the ability to grow our business, generate innovative ideas, remain strategic, and recruit and maintain highly functional teams. We do not maintain any key person life insurance policies. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled managerial, sales, marketing and customer service personnel. Our inability to do so could have an adverse effect on our business, cash flows and results of operations.

If we are unable to develop and maintain relationships with quality prospects and/or are ineffective in our marketing efforts, our future growth and profitability could be impacted.

We rely on our ability to attract and retain travelers through our direct and digital marketing and retention efforts. The effectiveness of these marketing efforts is highly dependent on our ability to integrate a multi-channel direct and digital marketing strategy, which requires us to manage several priorities: identifying and obtaining productive sources of prospects; executing direct mail strategies; securing attendance and conversion at our local informational meetings; increasing our digital presence and converting those leads into travelers; and retaining enrolled travelers. We may fail to adequately develop these marketing efforts due to a variety of factors including adverse changes in the direct-mail environment, the inability to convert our business to an integrated multi-channel direct mail and digital marketing approach, adverse changes to laws applicable to our sources of prospects, or changes to our reputation with potential participants and teachers. If we fail to fully develop or utilize our marketing efforts to attract and retain our customers, it could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Our dependence on travel suppliers could delay or otherwise impair the delivery of our products and services, which would impact our reputation and could reduce our profitability.

We could be harmed by the activities of third parties that we do not control. We engage travel suppliers who provide certain products and services for us that we package to deliver our travel programs to our customers. These travel suppliers include airlines, hotels, bus lines, overseas coordinators and other travel industry participants. Consistent with industry practices, we currently have no long-term agreements with travel suppliers that obligate them to sell services or products through us on an ongoing basis. As a result, these travel suppliers generally can cancel or modify their agreements with us upon relatively short notice. In addition, there may be an actual decline in the quality of travel products and services provided by these suppliers, or the perception of such a decline by our participants, which could adversely affect our reputation and profitability. Any such decline in quality could also make it difficult for us to operate some aspects of our business, or expose us to liability for the actions of third party suppliers, which could have an adverse impact on our business and financial performance.

In addition, the loss of contracts, changes in our pricing agreements or commission arrangements, more restricted access to travel suppliers’ products and services, less favorable public opinion of certain travel suppliers, or loss of deposits with travel suppliers that could go bankrupt, could all have a material adverse effect on our business, financial condition, cash flows and results of operations. Likewise, if these third-party providers cease operations, temporarily or permanently, face financial distress or other business disruption, we could suffer increased costs and delays in our ability to provide similar services until an equivalent provider could be found, which could also have an adverse impact on our business and financial performance.

Fluctuations in foreign currency exchange rates affect the amount we pay for services received from foreign vendors and could adversely affect our gross margin results.

The majority of our travel programs are internationally based and many of our arrangements with our foreign-based suppliers require payment to be made in foreign currencies. Fluctuations in the value of the U.S. dollar in relation to foreign currencies will impact the cost of the services we provide. We generally enter into forward contracts for the delivery of foreign currencies and other financial instruments with less than two years’ maturity to help manage program costs and hedge against foreign currency valuation changes. While these forward contracts can mitigate the effect on program costs and foreign currency exchange fluctuations, our program costs may nonetheless be impacted significantly in future periods by currency fluctuations. There can also be no assurance our hedging strategy will mitigate longer-term foreign exchange valuation trends. Depending on the strength of the U.S. dollar at the time the forward contracts or other financial instruments are entered into, its strength throughout the contracted period, and the accuracy of our projected enrollment volume, we could experience over-hedged positions, which may result in a gain or loss that must be recognized immediately in our consolidated financial statements.

Our international operations involve additional risks.

We operate in a number of jurisdictions outside of the United States. In addition to the risks outlined elsewhere in this section, our international operations are also subject to a number of other risks, including:

•	Regulatory requirements, including the Foreign Corrupt Practices Act;
•	Potentially weaker enforcement of our contractual rights;
•	Increased payment and fraud risk; and
•	The application of international transactional taxes such as sales, use and occupancy taxes.

Our failure to adequately manage these risks could adversely affect our growth in these international markets or could otherwise negatively impact our operations and financial results.

Failure to comply with the applicable rules and regulatory standards or maintain the security of internal or customer data could adversely affect our reputation and subject us to substantial fines and penalties.

Our business requires that we collect and retain large volumes of internal and customer data, including credit card numbers and other personally identifiable information. This information is processed, summarized and reported by our various information systems and those of our service providers. The integrity and protection of all customer, employee, and company data is critical to us. We devote substantial time and incur costs to ensure proper compliance and safe guarding of such data. Our customers and employees expect that we will adequately protect their personal information.

Furthermore, there are numerous laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other consumer data. The scope of these laws is increasingly demanding and, in some cases, evolving in a manner which may make laws and rules inconsistent between countries or in a way that may conflict with other rules. While we endeavor to comply with all applicable laws and other rules and codes relating to privacy and data protection, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another.

A theft, loss or fraudulent use of customer personal or credit card information, employee, or company data could adversely impact our reputation and performance, and could result in significant remedial and other costs, fines and litigation. Any failure by us or our partners or other third parties to comply with the privacy policies, privacy-related obligations to our customers or other third parties, or privacy related legal obligations may result in governmental enforcement actions, litigation or loss of our reputation and could cause our customers and others to lose trust in us, which could have an adverse effect on our business.

We could be negatively impacted by a security breach, through cyber-attack, cyber intrusion or otherwise.

We face the risk of a security breach, whether through cyber-attack or cyber intrusion over the internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, or other significant disruption of our information technology networks and related systems. Although we make significant efforts to maintain the security and integrity of these types of information and information technology networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. We may need to expend significant resources to protect against these security breaches. A security breach or other significant disruption involving our information technology networks and related systems could cause harmful consequences:

•	Disruption of the proper functioning of these networks and systems and therefore our operations;
•	Unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information, which could harm us directly and indirectly, including if others use such information to compete against us;
•	Diversion of significant management attention and resources;
•	Contractual and other claims against us; and
•	Damage to our reputation.

Security breaches could also cause travelers and potential users to lose confidence in our security, which would have a negative effect on the value of our brands. Any or all of these consequences could have a negative impact on our results of operations, financial condition and cash flows.

Litigation or other claims of liability may subject us to significant costs, judgments, fines and penalties that may not be covered by or may be in excess of available insurance coverage, may divert management’s attention and resources from our business, and may result in adverse publicity.

Due to the nature of our business as well as being a publicly held company, we may be subject to liability claims related to management’s decisions, securities claims, governmental investigations, business operations, or accidents or disasters causing injury to travelers on our programs, including claims for serious personal injury or death. We maintain liability insurance coverage for risks arising from the normal course of our business, including, but not limited to, professional and general liability insurance. There is no assurance that the insurance that we maintain will be sufficient to cover one or more claims that might arise in the future, that such insurance will cover any particular claim or loss, that our existing insurance or coverage amounts will continue to be available in the future, or that the applicable insurer will be solvent at the time we make a claim for any covered loss. Further, we cannot assure you that we will be able to obtain insurance coverage at acceptable levels and cost in the future. If someone successfully asserts one or more large uninsured claims against us, or one or more claims that exceed our insurance coverage, it could have a material adverse effect on our business, financial condition, and cash flows. In addition to the potential impact on our profitability and public perception, liability claims asserted against us could divert management’s attention and our financial resources by requiring that management participate in the litigation process and defend the asserted claims. We have been the subject of such claims historically and have paid substantial amounts related to these claims that exceeded our recoveries under our insurance policies. There can be no assurance such claims will not occur in the future. See Note 12, “Commitments and Contingencies,” to the Consolidated Financial Statements in this Form 10-K for further information.

We experience significant fluctuations in our financial results from quarter to quarter related to the seasonality of our business and the timing differences between expenses and revenue which could impact investor confidence and cause share price volatility.

Our business is highly seasonal and we anticipate that this trend will continue. The majority of our travel programs occur during the months of June and July each year, although we offer a limited number of travel programs throughout the remainder of the year. Revenue is recognized upon travel.

In contrast, the majority of our sales and marketing costs related to these travel programs have traditionally been highest in the third and fourth quarters, since the costs are typically incurred nine to twelve months prior to travel. While we are transitioning to a year-round sales and marketing approach which would spread our costs more evenly throughout the year, we continue to experience a long lead time between incurring sales and marketing costs and the receipt of traveler payments and the recording of associated revenue. This delay may result in operating results for a particular period that do not match the expectations of public market analysts and investors. Depending on their understanding of this aspect of our business, history with our company, and confidence in our business plans, our share price could be materially and adversely affected and may lead to higher volatility in our stock price. It is difficult for us to evaluate the degree to which this seasonality and cyclicality may affect our stock price or business in future periods.

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

Our stock price is highly volatile.

The market price of our common stock has been subject to significant fluctuations and could continue to experience volatility in response to factors such as the following, some of which are out of our control:

•	Variations in our operating and financial results;
•	Operating and financial results that are significantly different than analysts’ and investors’ expectations;
•	Loss of our relationship with one of our worldwide partners or suppliers;
•	Speculation in the press or investment community;
•	A shift in the investment focus of our institutional shareholders;
•	Additions or departures of key personnel;
•	The limited trading volumes of our common stock; and
•	Price and volume fluctuations in stock markets in general.

This stock price volatility could also make us less attractive to certain investors.

Failure to comply with current laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect our business, financial performance or results of operations.

Our business and financial performance could be adversely affected by changes in or interpretations of existing laws, rules and regulations or the adoption of new laws, rules and regulations, including those relating to licensing, consumer protection, competition, and privacy. Unfavorable changes or interpretations could decrease demand for our products and services, limit marketing methods and capabilities, affect our profitability as a result of increased costs and/or subject us to additional liabilities.

The adoption of new laws, rules and regulations, or new interpretations of existing laws, rules and regulations, that restrict or unfavorably impact the ability or manner in which we provide travel services could require us to change certain aspects of our business or operations to ensure compliance, which could decrease demand for services, reduce revenues, increase costs and/or subject us to additional liabilities.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters in Spokane, Washington is located in a building that we owned prior to its sale in November 2014 and that we now occupy under a short-term lease that is anticipated to end March 2015. We will relocate our corporate headquarters to a leased facility in a multi-tenant building in Spokane, Washington. We also maintain two additional office leases in Arlington, Virginia, and Seattle, Washington under leases which expire on December 31, 2015, and September 30, 2016, respectively.

We believe that all facilities are well maintained, in good operating condition and provide adequate capacity for our needs. We maintain insurance coverage that we believe is adequate for our business, including general liability insurance and leased property and personal property insurance on a replacement cost basis.

Item 3.	Legal Proceedings

The information contained in Note 12, “Commitments and Contingencies,” to our Consolidated Financial Statements is incorporated by reference.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the NASDAQ Stock Market under the symbol “EPAX” since March 1, 2002.

As of March 23, 2015, the last reported sale price of our common stock was $2.50. The following table sets forth the high and low sale prices of a share of our common stock as reported on the NASDAQ Stock Market on a quarterly basis for our fiscal years ended December 31, 2014 and 2013.

	High	Low
Quarter ended March 31, 2014	$5.27	$3.55
Quarter ended June 30, 2014	$5.00	$3.55
Quarter ended September 30, 2014	$4.80	$3.65
Quarter ended December 31, 2014	$3.74	$2.14

Quarter ended March 31, 2013	$5.28	$4.11
Quarter ended June 30, 2013	$4.32	$3.18
Quarter ended September 30, 2013	$3.64	$3.37
Quarter ended December 31, 2013	$5.34	$3.40

Holders of Record

As of March 23, 2015 there were approximately 107 holders of record of our common stock, according to our registrar. This number does not include beneficial owners holding shares through nominee or street name.

Dividends

During the second quarter of 2013, our Board of Directors suspended our quarterly dividend. The Board’s decision was based on a number of factors including financial performance, earnings from operations, available cash resources, and cash requirements. There can be no assurance that the Board of Directors will or will not declare dividends in the future.

During 2013 our Board of Directors declared the following dividend payment:

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 13, 2013	February 27, 2013	March 13, 2013	$0.06

Transfer Agent and Registrar

Computershare serves as transfer agent and registrar of our common stock.

Equity Compensation Plan Information

The following tables provide information as of December 31, 2014 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	551,409	$6.11	1,720,263
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	551,409	$6.11	1,720,263

Issuer Purchases of Equity Securities

On various dates between May 2004 and October 2012, our Board of Directors authorized the repurchase of up to an aggregate of $72.7 million of our common stock in the open market or through private transactions (the “Repurchase Plan”). The Repurchase Plan does not expire as of any particular date. Since inception through December 31, 2014, we have repurchased approximately 4,506,542 shares of our common stock for an approximate total of $59.6 million. As of December 31, 2014, approximately $13.1 million remained available for repurchase under the Repurchase Plan.

The following is a summary of issuer purchases of equity securities during the quarter ended December 31, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Program
October 1 - October 31, 2014	—	$—	—	$13,073,565
November 1 - November 30, 2014	5,767	$2.53	—	$13,073,565
December 1 - December 31, 2014	—	$—	—	$13,073,565
Total	5,767		—

(1)	In November 2014, we acquired and cancelled 5,767 shares of common stock surrendered by employees to pay income taxes due upon the vesting of restricted stock.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2014, we did not sell any equity securities that were not registered under the Act.

Item 6.	Selected Financial Data

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Introduction

Ambassadors Group, Inc. is a leading provider of educational travel experiences primarily engaged in organizing and promoting worldwide educational travel programs for students through a direct to consumer marketing model. We operate student and adult travel programs using the People to People International brand under a long-term license agreement. We have been traveling students on People to People programs for over 50 years and have over 500,000 alumni.

Our core program offering under the People to People brand is international destination trips for U.S. students in the 10 to 17 year old age group (“Student Ambassador Program”). Student Ambassador Programs make up the majority of our program offerings and are the center of our strategic focus. In addition, under the People to People brand, we also offer Leadership Ambassador Programs, domestic destination travel programs for U.S. students and international students from all over the world focused on leadership and education. We also offer Citizen Ambassador Programs, professional travel programs for adults.

Prior to September 2014, we operated BookRags, an education oriented research website, which provided study guides, lesson plans and other educational resources to students and teachers. This wholly-owned subsidiary was sold in September 2014, and results of operations have been reflected as discontinued operations for all periods presented.

Our operating results depend primarily on the number of travelers who attend our programs (“travelers”), the fees we are able to charge for each traveler, net of pass-through expenses associated with non-directly delivered programs such as airfare and third-party tour operator fees (“total revenue”), and the direct costs associated with the traveler’s itinerary on directly delivered programs including airfare, hotel charges, meal costs, event and location fees, chaperone costs, tour manager fees, and the cost of in-country travel (“cost of sales”). Our business is highly seasonal, and our gross revenue and cost of sales are typically at their highest levels in the second and third quarters. Our marketing and sales efforts are conducted year-round and expenses are recognized when incurred. Revenue associated with these marketing and sales expenses is generally recognized upon travel in the second and third quarter of the following fiscal year. As a result of our seasonal business cycle, we are typically unprofitable in the first and fourth quarter of each year.

Executive Summary

During the year ended December 31, 2014, we traveled 16,092 travelers compared to 18,251 travelers during the same period in 2013, and our travel numbers have been steadily declining over the past several years. Gross margin from continuing operations of $33.3 million in 2014 decreased 17 percent from the $40.2 million in 2013, which declined by 16 percent from 2012. We expect revenue to decline again in 2015. In response to this trend we are shifting our marketing and customer acquisition strategy, but to date our efforts have experienced limited success and there is no assurance that these declines will reverse or become less severe.

We remain highly committed to right-sizing our business to match our revenue stream by focusing on core People to People product offerings. During the third quarter of 2013, we implemented a restructuring plan to allow us to further direct our focus on our core, resulting in recognition of $2.2 million in restructuring expense during 2013 and an additional $1.9 million recorded during 2014. As a part of our restructuring plan, we sold our BookRags segment in September 2014. Over the last several years we have also significantly cut operating costs related to selling and marketing and general and administrative expenses, and we anticipate continued reductions into 2015.

Staying close to our customers through our high-engagement model is a high priority. We believe we offer a premium product with strong brand value as indicated by our high Net Promoter Scores. Through enhanced and consistent customer service based interaction with our customers, utilizing our multi-channel approach during the sales and marketing processes all the way through and continuing after travel, we believe we build a customer base of advocates for our brand.

Results of Operations

Financial results from continuing operations for the years ended December 31, 2014 and 2013 were as follows (in thousands):

	Year Ended December 31,
	2014	2013	$ Change	% Change
Total revenue	$39,557	$47,220	$(7,663)	-16%
Cost of goods sold	6,273	7,046	(773)	-11%
Gross margin	33,284	40,174	(6,890)	-17%
Selling and marketing expenses	27,137	30,819	(3,682)	-12%
General and administrative expenses	11,037	13,762	(2,725)	-20%
Restructuring costs	1,928	2,212	(284)	-13%
Asset impairments	2,517	6,466	(3,949)	-61%
Operating loss	(9,335)	(13,085)	3,750	29%
Other income	251	554	(303)	-55%
Loss before income tax provision	(9,084)	(12,531)	3,447	28%
Income tax benefit (provision)	(178)	4,620	(4,798)	-104%
Net loss from continuing operations	$(9,262)	$(7,911)	$(1,351)	-17%

During the year ended December 31, 2014, we traveled 16,092 delegates compared to 18,251 delegates during 2013, a 12 percent decline year-over-year. The prior year includes 917 Discovery Student Adventures and China traveled students affecting year-over-year comparability given our decision to not operate these programs in 2014. Total revenue from continuing operations of $39.6 million declined 16.2 percent from $47.2 million in the same period last year driven by the decline in travelers. Gross margin from continuing operations for 2014 was $33.3 million, down from $40.2 million in 2013, with gross margin percentage at 33.5 percent compared to the prior year at 35.8 percent. The lower 2014 gross margin percentage is reflective of higher land vendor program costs from higher foreign exchange rates, a higher ratio of teacher leaders to traveling students, and lower overall travelling group sizes negatively impacting fixed costs year-over-year, as well as a program merchandise write-down of $0.6 million in 2014.

Selling and marketing expenses declined approximately $3.7 million, or 12 percent, in 2014 compared to 2013. This decline reflects a decrease of approximately $1.7 million in personnel expenses in 2014 as compared to 2013 as a result of a reduction in staffing levels. Additionally, our marketing expenses decreased approximately $0.7 million in 2014 as compared to 2013 resulting from an overall reduction in marketing spend.

General and administrative expenses decreased approximately $2.7 million, or 20 percent, in 2014 compared to 2013. The primary driver of this decrease was a decrease of $1.8 million in personnel expenses as a result of a reduction in staffing levels.

During the year ended December 31, 2014, we incurred approximately $1.9 million in restructuring costs as compared to approximately $2.2 million during the year ended December 31, 2013. The 2014 expense primarily was the result of a reduction in force in personnel, with the prior period reflective of the wind down of our DSA operations, including a $1.6 million contract termination fee paid in 2013 to terminate our contract with Discovery Education, and the closing our People to People – China office.

During the year ended December 31, 2014, we incurred approximately $2.5 million in additional asset impairments related to our corporate headquarters. During the year ended December 31, 2013, we incurred approximately $6.5 million in asset impairments related to impairments of our corporate headquarters and other assets.

Other income declined $0.3 million, or 55 percent, in 2014 compared to 2013 primarily impacted by a realized loss from the sale of our last auction rate security, as well as a foreign exchange loss of approximately $0.1 million as we determined we were over hedged in certain currency positions during the months of January and February 2015.

During the year ended December 31, 2014, we recorded a valuation allowance against our deferred tax asset due to the loss recorded in 2014. This allowance resulted in net income tax provision from continuing operations of approximately $0.2 million recorded for the year ended December 31, 2014, resulting in an effective income tax rate of approximately 2 percent. The difference from the statutory rate of 34 percent during 2014 was primarily a result of the valuation allowance. For additional information, see Note 11 to Consolidated Financial Statements. For the year ended December 31, 2013, the income tax benefit recorded resulted in a 37 percent annual effective income tax rate applied to pre-tax loss from continuing operations. The difference from the statutory rate of 34 percent during 2013 was primarily due to the impact of tax exempt interest income on projected net loss for the year ending December 31, 2013.

During the third quarter of 2014, we consummated the sale of our wholly-owned subsidiary BookRags. All activities related to BookRags are reflected as discontinued operations for all periods presented. Included in discontinued operations for 2014 is the $9.7 million goodwill impairment charge recorded during the second quarter of 2014.

Key Performance Non-GAAP Financial Indicators

We analyze our performance on a net income, cash flow and liquidity basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as well as on a non-GAAP operating, cash flow and liquidity basis referred to below as “non-GAAP operating results” or “non-GAAP cash flows and liquidity measures.” These measures and related discussions are presented as supplementary information in this analysis to enhance the readers’ understanding of, and highlight trends in, our core financial results. Any non-GAAP financial measure used by us should not be considered in isolation or as a substitute for measures of performance or liquidity prepared in accordance with GAAP.

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

	As of February 8,
	Delegates
Enrollment detail for travel year	2015	2014	Change	% Change
Student Ambassadors	11,221	15,512	(4,291)	-27.7%
Total, all programs	14,870	19,000	(4,130)	-21.7%

Deployable Cash

We use deployable cash as a liquidity measure, which is calculated as the sum of cash, cash equivalents, short-term available-for-sale securities and prepaid program costs and expenses, less the sum of accounts payable, accrued expenses and other short-term liabilities (excluding deferred taxes) and participant deposits. We believe the deployable cash measurement is useful in understanding cash available to deploy for current and future business opportunities, as it represents an estimate of excess cash available for capital deployment. This non-GAAP measure is based on assumptions, such as all participants’ deposits being forfeited, and should not be construed as the maximum amount of cash sources available to run our business. See the ‘Liquidity’ section below for explanations of cash sources and uses.

Deployable Cash Reconciliation (in thousands)

	December 31,
	2014	2013
Cash, cash equivalents and short-term available-for-sale securities	$61,504	$45,647
Prepaid program cost and expenses	1,335	7,069
Less: Participants’ deposits	(23,161)	(26,362)
Less: Accounts payable / accruals / other liabilities	(2,794)	(3,706)
Deployable cash	$36,884	$22,648

Free Cash Flow

Free cash flow is calculated as cash flow from operations less the purchase of property, equipment and intangible assets. Management believes this non-GAAP measure is useful to investors in understanding the cash generated or distributed within the current period for future use in operations. See the ‘Liquidity’ section below for explanations of cash sources and uses.

Free Cash Flow Reconciliation (in thousands)

	December 31,
	2014	2013
Cash flow provided by operations “GAAP”	$2,876	$14,755
Purchase of property, equipment and intangibles	(1,438)	(3,454)
Free cash flow “non-GAAP”	$1,438	$11,301

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Total assets at December 31, 2014 were $66.5 million, of which 93 percent, or $61.5 million, was cash, cash equivalents and short-term available-for-sale securities. At that date, we also had long-lived assets totaling $2.6 million. Total liabilities at December 31, 2014 were $27.3 million, including $23.2 million in participant deposits for future travel, with no debt outstanding.

Our business is not capital intensive and we believe that existing cash and cash equivalents and cash flows from operations will be sufficient to fund our anticipated operating needs and capital expenditures through 2015. As of December 31, 2014, we had no material commitments for capital expenditures. We are considering alternatives to return excess cash to our stockholders, but have made no decisions with respect to the structure, timing, size or other parameters of any such action.

Sources and Uses of Cash

Sources and uses of cash for the fiscal years ended December 31, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2014	2013
Net cash flows provided by (used in):
Operating activities	$2,876	$14,755
Investing activities	(10,035)	(7,774)
Financing activities	(312)	(3,658)
Net increase (decrease) in cash and cash equivalents	$(7,471)	$3,323

Net cash provided by operations was $2.9 million and $14.8 million during the years ended December 31, 2014 and 2013, respectively. The year-over-year decrease in cash provided by operations of $11.9 million was primarily due to a higher net loss, a decrease in participant deposits, partially offset by a decrease in prepaid expenses.

Cash used in investing activities was $10.0 million during the year ended December 31, 2014, whereas cash used in investing activities was $7.8 million during the year ended December 31, 2013. This $2.2 million difference was primarily due to a $20.5 million net increase in cash used for the purchase of available-for-sale securities from 2013, partially offset by cash received on the sale of BookRags and our corporate headquarters building for approximately $13.6 million in cash and $25.7 million in cash received from the sale of available-for-sale securities.

Cash used in financing activities was $0.3 million and $3.7 million during the years ended December 31, 2014 and 2013, respectively. The prior year period included excess tax benefits associated with the cancellation of expired stock compensation benefits and the repurchase of our common stock through buybacks and share surrenders of $2.6 million compared to $0.3 million in 2014. In addition, the prior year period included $1.0 million paid in stockholder dividends that did not recur in 2014.

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet arrangements, as defined in Item 303(a) (4) of Regulation S-K promulgated by the SEC.

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

We consider that our most critical accounting estimates are related to the valuation of available-for-sale securities, foreign currency exchange contracts, revenue recognition, and contingencies and litigation as they require us to make assumptions that may be highly uncertain at the time the accounting estimates were made and changes in them are reasonably likely to occur from period to period. There are other items within our consolidated financial statements that require estimation, but are not deemed to be critical. Changes in estimates used in these and other items could have a material impact on our consolidated financial statements.

Available-for-Sale Securities

As over 90 percent of our total assets are made up of available-for-sale securities, we evaluate available-for-sale securities for other-than-temporary declines in fair value on a quarterly basis. If the fair value of investment securities falls below their amortized cost and the decline is deemed to be other-than-temporary, then a loss would be recorded in the income statement. Key components of this evaluation include knowledge of the underlying investment security and the length of the decline in market price.

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

We charge administrative fees under our withdrawal policy for any delegate who enrolls in our programs but does not ultimately travel. The amount of the administrative fee will vary depending on when the withdrawal occurs and the length of time before travel was to occur. We recognize withdrawal fees concurrent with the revenue recognition from the related programs.

Foreign Currency Exchange Contracts

The majority of our travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar. Our processes include a program to provide a hedge against certain of these foreign currency risks, and we typically use forward contracts that allow us to acquire the foreign currency at a fixed price for a specified point in time. At December 31, 2014, amounts determined to be ineffective were recorded in earnings. All other remaining contracts qualified for cash flow hedge accounting at December 31, 2014.

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

Contingencies

We are subject to the possibility of various contingencies including claims, suits and complaints, arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in determining gain or loss contingencies. An estimated contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required. For additional information regarding our contingencies, see Note 12, “Commitments and Contingencies,” to the Consolidated Financial Statements in this Form 10-K.

Item 8.	Financial Statements and Supplementary Data

Reference is made to the Index to consolidated financial statements that appears on page II-1 to this Annual Report. The Consolidated Financial Statements and the Notes to the Consolidated Financial Statements listed in the Index to consolidated financial statements, which appear beginning on page II-2 of this Form 10-K, are incorporated by reference into this Item 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, the end of the period covered by this Form 10-K, our chief executive officer and principal finance and accounting officer reviewed, evaluated and concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were effective. These controls and procedures are designed to ensure information required to be disclosed in our Form 10-K filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and has been accumulated and communicated to our chief executive officer and principal finance and accounting officer as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting includes the policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant; to recording transactions as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles; to making receipts and expenditures only in accordance with authorizations of management and directors of our company; and for prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. We recognize that because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, using criteria established in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission – 2013 (“COSO”) and concluded that we have maintained effective internal control over financial reporting as of December 31, 2014, based on these criteria.

This report does not include an attestation report on internal control over financial reporting by our independent registered public accounting firm since we are a smaller reporting company under the rules of the SEC.

Changes in Internal Control over Financial Reporting

For the quarter ended December 31, 2014, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for our 2015 Annual Meeting of Shareholders to be filed within 120 days after the end of our fiscal year ended December 31, 2014.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for our 2015 Annual Meeting of Shareholders to be filed within 120 days after the end of our fiscal year ended December 31, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for our 2015 Annual Meeting of Shareholders to be filed within 120 days after the end of our fiscal year ended December 31, 2014.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for our 2015 Annual Meeting of Shareholders to be filed within 120 days after the end of our fiscal year ended December 31, 2014.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for our 2015 Annual Meeting of Shareholders to be filed within 120 days after the end of our fiscal year ended December 31, 2014.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report:

(1) Financial Statements. See the accompanying Index to Consolidated Financial Statements, which appears on page II-1 of the Annual Report. The Report of Independent Registered Public Accounting Firm, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements listed in the Index to consolidated financial statements, which appear beginning on page II-2 of this report, are incorporated by reference into Item 8 above.

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
Spokane, Washington

We have audited the accompanying consolidated balance sheets of Ambassadors Group, Inc. (“Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, and comprehensive loss, changes in stockholders’ equity, and cash flows for years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ambassadors Group, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Spokane, Washington
March 25, 2015

AMBASSADORS GROUP, Inc.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$2,002	$9,473
Restricted Cash	400	—
Available-for-sale securities and other	59,502	36,174
Prepaid program costs and expenses	1,335	7,069
Accounts receivable	666	1,792
Deferred tax assets	—	1,295
Total current assets	63,905	55,803
Property and equipment, net	2,429	18,452
Available-for-sale securities	—	719
Intangibles	—	3,522
Goodwill	70	9,781
Other long-term assets	81	82
Total assets	$66,485	$88,359

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$2,794	$3,587
Participants’ deposits	23,161	26,362
Foreign currency exchange contracts	1,345	244
Deferred tax liability	18	—
Other liabilities	1	119
Total current liabilities	27,319	30,312
Foreign currency exchange contracts	—	52
Deferred tax liabilities	6	2,087
Total liabilities	27,325	32,451

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 17,286,449 and 17,040,724 shares issued and outstanding as of December 31, 2014 and 2013 respectively	173	170
Additional paid-in capital	1,630	411
Retained earnings	38,334	55,876
Accumulated other comprehensive loss	(977)	(549)
Stockholders’ equity	39,160	55,908
Total liabilities and stockholders’ equity	$66,485	$88,359

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2014	2013
Net revenue, non-directly delivered programs	$29,823	$36,752
Gross revenue, directly delivered programs	9,734	10,468
Total revenue	39,557	47,220
Cost of sales, directly delivered programs	5,719	7,046
Cost of sales, program merchandise markdown	554	—
Gross margin	33,284	40,174
Operating expenses:
Selling and marketing	27,137	30,819
General and administrative	11,037	13,762
Restructuring costs	1,928	2,212
Asset impairments	2,517	6,466
Total operating expenses	42,619	53,259
Operating loss	(9,335)	(13,085)
Other income:
Interest, dividend income, and gain (loss) on sale of securities	348	531
Foreign currency and other income (expense)	(97)	23
Total other income	251	554
Loss before income tax provision	(9,084)	(12,531)
Income tax benefit (provision)	(178)	4,620
Net loss from continuing operations	(9,262)	(7,911)

Discontinued operations:
Income (loss) from discontinued segment, including impairment and loss on disposal of $9.7 million	(9,316)	1,303
Income tax benefit (provision)	1,036	(469)
Net income (loss) from discontinued operations	(8,280)	834

Net loss	$(17,542)	$(7,077)

Weighted-average common shares outstanding - basic and diluted	17,052	16,713
Net loss from continuing operations per share - basic and diluted	$(0.54)	$(0.47)
Net income (loss) from discontinued operations per share - basic and diluted	$(0.49)	$0.05
Total net loss per share - basic and diluted	$(1.03)	$(0.42)

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years ended December 31,
	2014	2013
Net loss	$(17,542)	$(7,077)
Unrealized loss on foreign currency exchange contracts, net of income tax benefit of $0 and $397	(950)	(736)
Unrealized (gain) loss on available-for-sale securities, net of income tax benefit of $0 and $95	522	(177)
Comprehensive loss	$(17,970)	$(7,990)

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balances, December 31, 2012	17,047	$170	$—	$64,589	$364	$65,123
Net loss	—	—	—	(7,077)	—	(7,077)
Stock options exercised	1	—	5	—	—	5
Stock-based compensation expense	—	—	2,433	—	—	2,433
Excess tax shortfall from stock-based compensation	—	—	(1,517)	(619)	—	(2,136)
Stock redemptions	(115)	(1)	(509)	—	—	(510)
Restricted stock grant	108	1	(1)	—	—	—
Dividend to shareholders (0.06 per share)	—	—	—	(1,017)	—	(1,017)
Other comprehensive income, net of income taxes	—	—	—	—	(913)	(913)
Balances, December 31, 2013	17,041	170	411	55,876	(549)	55,908
Net loss	—	—	—	(17,542)	—	(17,542)
Stock options exercised	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,445	—	—	1,445
Excess tax shortfall from stock-based compensation	—	—	(109)	—	—	(109)
Stock redemptions	(49)	—	(205)	—	—	(205)
Restricted stock grant	294	3	88	—	—	91
Other comprehensive loss, net of income taxes	—	—	—	—	(428)	(428)
Balances, December 31, 2014	17,286	$173	$1,630	$38,334	$(977)	$39,160

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(17,542)	$(7,077)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,755	5,368
Stock-based compensation	1,475	2,433
Deferred income taxes	(877)	(3,319)
Loss on ineffective portion of foreign currency exchange contracts	99	—
Loss on available for sale securities	150	—
Loss on disposition and impairment of property and equipment	1,933	6,466
Impairment and loss on sale of discontinued operations	9,676	—
Program merchandise writedown	554	—
Excess tax shortfall from stock-based compensation	109	2,136
Change in assets and liabilities:
Accounts receivable and other assets	1,070	(939)
Prepaid program costs and expenses	5,152	9,673
Accounts payable, accrued expenses, and other current liabilities	(1,477)	(613)
Participants’ deposits	(3,201)	627
Net cash provided by operating activities	2,876	14,755

Cash flows from investing activities:
Purchase of available for sale securities	(47,966)	(27,448)
Proceeds from sale of available-for-sale securities	25,729	23,128
Purchase of property and equipment	(1,249)	(3,110)
Proceeds from sale of property and equipment	9,040	—
Purchase of intangibles	(189)	(344)
Proceeds from sale of BookRags	4,600	—
Net cash used in investing activities	(10,035)	(7,774)

Cash flows from financing activities:
Repurchase of Common Stock	(203)	(510)
Dividend payment to shareholders	—	(1,017)
Proceeds from exercise of stock options	—	5
Excess tax shortfall from stock-based compensation	(109)	(2,136)
Net cash used in financing activities	(312)	(3,658)

Net increase (decrease) in cash and cash equivalents	(7,471)	3,323
Cash and cash equivalents, beginning of period	9,473	6,150
Cash and cash equivalents, end of period	$2,002	$9,473

See Note 16, “Supplemental Disclosures of Consolidated Statements of Cash Flows.”

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Ambassadors Group, Inc. (“we”, “us” or “our”) is an educational company primarily engaged in organizing and promoting differentiated worldwide travel programs for students and professionals. These consolidated financial statements include the accounts of Ambassadors Group, Inc., and our wholly owned subsidiaries, Ambassador Programs, Inc., Ambassadors Unlimited, LLC, AGI Hong Kong Limited, Beijing People to People Education Consultation Co., Ltd, Marketing Production Systems LLC, and World Adventures Unlimited, Inc. All significant intercompany accounts and transactions, which are of a normal recurring nature, are eliminated in consolidation.

Through September 2014 we operated an education oriented research website, BookRags.com, which provided study guides, lesson plans and other educational resources to students and teachers. This business was operated by BookRags, Inc. (“BookRags”) our then wholly-owned subsidiary. In September 2014, we consummated the sale of the BookRags subsidiary. All activities related to BookRags have been reflected as discontinued operations for all periods presented. For additional information, see Note 8 of Notes to Consolidated Financial Statements.

Subsequent to the sale of BookRags we operate in a single segment that consists of providing educational travel services to students and professionals through multiple itineraries.

All of our assets are located in the United States. Revenues from our directly delivered travel programs are derived primarily from activity in the United States. Revenue from our non-directly delivered programs is derived internationally in the following geographic areas for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
Europe	78%	61%
South Pacific (primarily Australia and New Zealand)	12%	17%
Asia (primarily China)	3%	11%
Other	7%	11%
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

We consider investments with original maturities at date of purchase of three months or less to be cash equivalents. We classify our marketable debt investments as available-for-sale securities, which are carried at fair value and can be exposed to concentrations of credit risk and interest rate risk. Unrealized gains and losses on available-for-sale securities are excluded from operations and reported as accumulated other comprehensive income, net of deferred income taxes. Realized gains and losses on the sale of available-for-sale securities are recognized on a specific identification basis in the consolidated statement of operations in the period the investments are sold within interest, dividend income, and gain (loss) on sale of securities.

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

Property and Equipment

Property and equipment are stated at acquisition cost less accumulated depreciation. Major additions and increases in functionality are capitalized, whereas cost of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Depreciation and amortization are recorded using the straight-line method over the estimated useful lives of the respective assets, generally between two to seven years.

We perform reviews for the impairment of property and equipment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When property and equipment are sold, retired, or impaired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized in the consolidated statement of operations. Refer to Note 6, “Property and Equipment”.

Goodwill

Goodwill is deemed to have an indefinite life and is not amortized but subject to an annual impairment test. An impairment loss is recognized if the carrying amount of the goodwill is not recoverable and exceeds its fair value. Refer to Note 9, “Intangible Assets and Goodwill” for further information.

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

Restructuring Costs

Our restructuring costs are comprised primarily of contract termination fees, employee separation payments, and other transition related expenses. Liabilities associated with the restructuring plan are recognized and measured at fair value when the liability is incurred. We estimate the amounts of some of these costs based on expectations at the time the expenses are incurred and reevaluate the liabilities at each reporting date based on current expectations. Refer to Note 7, “Restructuring Costs” for further information.

Income Taxes

Deferred tax assets and liabilities and income tax expenses and benefits are recorded for the expected future income tax consequences of events that have been recognized in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the temporary differences between the carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

We recognize deferred tax assets to the extent that we determine these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. At December 31, 2014, we determined that we may not be able to realize all of our deferred tax assets before expiration, and therefore have recorded a valuation allowance. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

We recognize the financial statement effect of a tax position when, based on the technical merits of the uncertain tax position, it is more likely than not to be sustained on a review by taxing authorities. These estimates are based on judgments made from information currently available to us. We review these estimates and make changes to recorded amounts of uncertain tax positions as facts and circumstances warrant. Refer to Note 11, “Income Taxes.”

Earnings Per Share

Earnings per share - basic is computed using the two-class method by dividing net income by the weighted-average number of common shares, including participating securities, outstanding during the period. Earnings per share - diluted is computed by increasing the weighted-average number of common shares outstanding by the additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Participating securities include our unvested employee restricted stock awards with time-based vesting, which receive non-forfeitable dividend payments. Refer to Note 15, “Earnings Per Share.”

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

Accounting for Stock-Based Compensation

We maintain an Equity Participation Plan under which we have granted non-qualified stock options, performance stock units, restricted stock awards, and restricted stock units to employees, non-employee directors and consultants. The fair value of the equity instruments granted are estimated on the date of grant using the Black-Scholes and other pricing models, utilizing assumptions as described in Note 13, “Stock-Based Compensation.”

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those associated with available-for-sale securities, valuation of fixed assets, income taxes, foreign currency exchange contracts, revenue recognition, stock-based compensation, and contingencies.

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

In June, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-12, Compensation-Stock Compensation: Accounting for Share-Based Payments when the terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period (ASU 2014-12). ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition on performance stock unit awards. In some cases, the terms of an award may provide that the performance target could be achieved after an employee completes the requisite service period. That is, the employee would be entitled to benefit from the award regardless of whether the employee is rendering service on the date the performance target is achieved. Our current performance stock unit awards are contingent upon employment status as well as internal metrics. As such, this ASU is not expected to have an impact on our financial statements or disclosures.

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

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08). This ASU relates to discontinued operations reporting for disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on the entity’s operations and financial results. The standard expands disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2014 and will be reflected in periods following the fourth quarter of 2014.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (ASU 2014-15). This ASU requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The ASU requires disclosures that will enable financial statement users to understand the conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern and management’s plans to alleviate such conditions and events. If substantial doubt cannot be alleviated, an entity must include a statement in the footnotes to the financial statements indicating that there is substantial doubt about the entity’s ability to continue as a going concern. The standard is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. Upon adoption, we will use this new standard to assess going concern.

Management has assessed the impact of other recently issued, but not yet effective, accounting standards and determined that the provisions are either not applicable to us, or are not anticipated to have a material impact on our consolidated financial statements.

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

Fair value is determined for assets and liabilities using a three-tiered hierarchy, based upon significant levels of inputs as follows:

-	Level 1 – Quoted prices in active markets for identical assets or liabilities.
-	Level 2 – Observable inputs, other than Level 1 prices, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
-	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The following tables summarize the composition of our investments at December 31, 2014 and 2013 (in thousands):

				Classification on Balance Sheet
December 31, 2014	Amortized Cost	Unrealized Losses	Aggregate Fair Value	Cash and cash equivalents	Short-term available-for-sale securities	Long-term available-for-sale securities
Short term municipal securities funds[2]	$59,520	$(18)	$59,502	$—	$59,502	$—
Total	$59,520	$(18)	$59,502	$—	$59,502	$—
				Classification on Balance Sheet
December 31, 2013	Amortized Cost	Unrealized Gains (Losses)	Aggregate Fair Value	Cash and cash equivalents	Short-term available-for-sale securities	Long-term available-for-sale securities
ARS, greater than one year	$1,002	$(283)	$719	$—	$—	$719
Money market funds, ninety days or less	488	—	488	488	—	—
Municipal securities[1]
Short term municipal securities funds[2]	27,493	(143)	27,350	—	27,350	—
One year or less	952	3	955	—	955	—
After one year through three years	3,132	20	3,152	—	3,152	—
Greater than three years through five years	4,854	(137)	4,717	—	4,717	—
Total	$37,921	$(540)	$37,381	$488	$36,174	$719

[1]	Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
[2]	Amounts include short-term municipal security funds that do not have a set maturity date.

The following table details the fair value measurements of assets and liabilities measured on a recurring basis within the three levels of the fair value hierarchy at December 31, 2014 and 2013 (in thousands):

		Fair Value Measurements at Reporting Date Using
December 31, 2014	Fair Market Value	Level 1	Level 2	Level 3
Municipal securities[1]	$59,502	$59,502	$—	$—
Foreign currency exchange contracts	14	—	14	—
Total financial assets	$59,516	$59,502	$14	$—
Financial liabilities:
Foreign currency exchange contracts	1,359	—	1,359	—
Total financial liabilities	$1,359	$—	$1,359	$—
		Fair Value Measurements at Reporting Date Using
December 31, 2013	Fair Market Value	Level 1	Level 2	Level 3
Financial assets:
ARS	$719	$—	$—	$719
Money market funds	488	488	—	—
Municipal securities[2]	36,174	27,350	8,824	—
Foreign currency exchange contracts	253	—	253	—
Total financial assets	$37,634	$27,838	$9,077	$719
Financial liabilities:
Foreign currency exchange contracts	549	—	549	—
Total financial liabilities	$549	$—	$549	$—

[1]	At December 31, 2014, municipal securities consisted solely of holdings in short-term municipal security funds.
[2]	At December 31, 2013, municipal securities consisted of a 76/13/11 split between holdings in short-term municipal security funds, municipal revenue bonds and municipal general obligation bonds, respectively. In addition, the underlying credit rating of the municipal securities at December 31, 2014 and December 31, 2013 were A+, A1 or better as defined by S&P 500 and Moody’s, respectively.

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

The following table details the fair value measurements of assets measured on a non-recurring basis within the three levels of the fair value hierarchy at December 31, 2013 (in thousands):

		Fair Value Measurements at Reporting Date Using
December 31, 2013	Fair Market Value	Level 1	Level 2	Level 3	Total Loss
Property and equipment, land and building	$11,000	$—	$—	$11,000	$4,544

In April 2012, our Board of Directors approved the listing for sale of our corporate headquarters building and land located in Spokane, Washington. We entered into a purchase and sale agreement in the third quarter of 2014 and closed on the sale in November 2014. During the third quarter of 2013, we performed an impairment analysis that resulted in us lowering the fair value of our corporate headquarters building and land by $4.5 million to $11.0 million based on a weighted average probability model of estimated future cash flows. Based on changes in the sales price and ultimately the final purchase and sales agreement, we recorded additional impairment charges in the second and third quarter of 2014 totaling $2.5 million. Refer to Note 6, “Property and Equipment.”

The following table presents a reconciliation for the year ended 2013 of available-for-sale ARS measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	December 31,	December 31,
	2014	2013
Beginning balance	$719	$723
Total gains or losses (realized/unrealized)
Included in earnings	(115)	—
Included in OCI	281	(4)
Sales and settlements	(885)	—
Ending balance	$—	$719

In determining the fair value of our financial instruments, we consider the individual ratings of each holding. With regard to bonds, we consider the following: the underlying rating of the issuer irrespective of the insurance; the performance of the issuer; the term of the bond; and the quality of bond insurance provided by the rating of the bond insurer.

4.	Derivative Financial Instruments

The majority of our travel programs take place outside of the United States and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar for our non-directly delivered programs. We use forward contracts that allow us to acquire foreign currency at a fixed price for a specified point in time and to provide a hedge against foreign currency risk. At December 31, 2014 amounts determined to be ineffective have been recognized in earnings. All other remaining contracts qualified for cash flow hedge accounting.

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

At December 31, 2014, the following forward contracts were outstanding (in thousands):

	Notional Amount	Matures
Forward contracts:
Euro	10,000	January 2015 - July 2015
Australian dollar	3,250	January 2015 - July 2015
British pound	1,900	January 2015 - July 2015
Canadian dollar	400	March 2015 - May 2015
New Zealand dollar	400	March 2015 - July 2015
Japanese Yen	25,000	May 2015

The fair values of our forward contracts were as follows (in thousands):

	December 31, 2014
	Derivatives designated as hedging instruments		Total Net
	Assets	Liabilities	Liabilities
Forward contracts	$14	$1,359	$1,345
	December 31, 2013
	Derivatives designated as hedging instruments		Total Net
	Assets	Liabilities	Liabilities
Forward contracts	$253	$549	$296

The net liabilities and asset derivatives at December 31, 2014 and 2013 are reported in the consolidated balance sheet as current and long-term foreign currency exchange contracts.

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

Unrealized gains or losses related to available-for-sale securities are recorded in accumulated other comprehensive income (“AOCI”). The change in unrealized gains or losses related to available-for-sale securities are recorded in other comprehensive income net of income taxes in the period the change occurred. When securities are sold and a realized gain or loss is recognized, the amount is reclassified from AOCI to the income statement and recorded in interest, dividend income, and gain (loss) on sale of securities.

For years ended December 31, 2014 and 2013, a summary of AOCI balances and gains (losses) recognized in OCI are as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Derivative Securities		Available-for-sale securities
	Year ended December 31,		Year ended December 31,
	2014	2013	2014	2013
Balance, beginning of period	$(192)	$544	$(357)	$(180)
Change before reclassification	(1,049)	(948)	372	(352)
Reclassification into net revenue, non-directly delivered programs	—	(185)	—	—
Reclassification into interest (income) expense and dividend income	99	—	150	80
Effect of incomes taxes	—	397	—	95
Other comprehensive income (loss), net of income taxes	(950)	(736)	522	(177)
Balance, end of period	$(1,142)	$(192)	$165	$(357)
6.	Property and Equipment

Property and equipment and the changes therein consist of the following (in thousands):

	December 31,
	2014	2013
Land	$—	$1,817
Building	—	9,183
Office furniture, fixtures and equipment	782	2,658
Computer equipment and software	16,304	19,659
Construction in progress	434	146
Total property and equipment, gross	17,520	33,463
Less accumulated depreciation	(15,091)	(15,011)
Total property and equipment, net	$2,429	$18,452

The remaining cost of completion for construction in process, which consists of website and internal use software development, is estimated to be approximately $0.4 million as of December 31, 2014. For the years ended December 31, 2014 and 2013, we recognized approximately $5.5 million and $5.0 million, respectively, in depreciation and amortization expense.

Our corporate headquarters building was sold during the fourth quarter of 2014 and during the years ended December 31, 2014 and 2013, we recorded impairment expenses related to this building of $2.5 million and $4.5 million, respectively. In addition we recorded approximately $2.0 million in impairment related to other property and equipment during the year ended December 31, 2013. These losses were classified in our consolidated statements of operations as of December 31, 2014 and 2013 as asset impairments.

7.	Restructuring Costs

During the third quarter of 2013, we initiated a corporate restructuring plan aimed at streamlining our cost structure and focusing our business primarily on our core Student Ambassador Programs in order to promote the long-term health of the organization. This plan included the wind down of the operations and programs associated with DSA and terminating the operations associated with our People to People – China office. The costs associated with this restructuring plan include contract termination fees associated with Discovery Student Adventures, asset impairments, and transition-related costs primarily comprised of charges for employee termination benefits, retention incentives during the transition period, and other operating costs incurred as part of the transition period. As of December 31, 2014, all restructuring expenses have been recognized.

The following table summarizes costs incurred as part of the restructuring plan and balance of the restructuring cost liability as of December 31, 2014 and 2013 (in thousands):

	Year ended December 31,
	2014	2013
Restructuring liabilities as of January 1,	$244	$—
Restructuring costs:
Contract termination fees	—	1,550
Separation payments	1,090	130
Equity compensation expenses	314	63
Other transition costs	524	469
Total expense	1,928	2,212
less: cash payments made during period	1,619	1,905
less: non-cash expenses	314	63
Total restructuring liabilities as of December 31,	$239	$244
8.	Discontinued Operations

In furtherance to its focus on the core Student Ambassadors programs, in September 2014 we consummated the sale of BookRags for $5.0 million, subject to a $0.4 million escrow arrangement to be released in 2015. The amount subject to escrow is disclosed as restricted cash on the consolidated balance sheet. All activities related to BookRags have been reflected as discontinued operations on our consolidated financial statements for all periods presented. The BookRags disposal loss before considering the impact of income taxes was $9.7 million.

The following table summarizes the assets and liabilities of discontinued operations including in the consolidated balance sheet as of December 31, 2013. There were no assets and liabilities of discontinued operations as of December 31, 2014.

Assets
Current assets:
Cash and cash equivalents	$765
Accounts receivable	731
Other current assets	62
Total current assets	1,558
Property and equipment, net	710
Intangibles	3,522
Goodwill	9,711
Total assets	$15,501
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$283
Other current liabilties	118
Total current liabilities	401
Other long-term liabilities	1,056
Total liabilities	$1,457

The following table summarizes the results of discontinued operations for the periods indicated (in thousands):

	Year ended December 31,
	2014	2013
Total revenue	$2,608	$3,975
Gross margin	$2,282	$3,462
Selling & marketing expenses	$714	$1,499
General & administrative expenses	$687	$661
Restructuring costs	$522	$—
Impairment and loss on sale of discontinued operations	$9,676	$—
Operating income (loss) from discontinued operations	$(9,316)	$1,302
Income tax benefit (provision) on discontinued operations	$1,036	$(469)
Net income (loss) from discontinued operations	$(8,280)	$834
9.	Intangible Assets and Goodwill

As discussed in Note 8, “Discontinued Operations”, in September 2014, we completed the sale of all of the assets of BookRags, which included the entire $3.5 million of intangible assets outstanding as of December 31, 2013. Therefore, there are no intangible assets at December 31, 2014 other than goodwill.

Identified intangible assets related to discontinued operations and the changes therein consisted of the following at December 31, 2013 (in thousands):

December 31,
2013
Content license agreements	$838
Content copyrights	3,607
Advertising relationship	512
Other	130
Trademark	517
Total intangible assets, gross	5,604
Less accumulated amortization
Content license agreements	(236)
Content copyrights	(1,204)
Advertising relationship	(512)
Other	(130)
Total intangible assets, net	$3,522

For the years ended December 31, 2014 and 2013, respectively, we recorded approximately $0.3 million and $0.4 million, respectively, in amortization expense on intangible assets which is included in income (loss) from discontinued operations.

Goodwill consisted of the following (in thousands):

	December 31,
	2014	2013
Goodwill - BookRags	$—	$9,711
Goodwill - Ambassador programs and other	70	70
Goodwill	$70	$9,781

As discussed in Note 8, “Discontinued Operations”, in September 2014, we completed the sale of all of the assets of BookRags. During the second quarter of 2014 and due to business changes (which included the prospective sale of this segment) as well as the narrow margin results of annual impairment test in December 2013, in which the estimate fair value exceeded its carrying value by less than 5 percent, we re-evaluated the carrying value of BookRags and recorded a goodwill impairment charge of $9.7 million, as the implied fair value of the goodwill was determined to be lower than its carrying value. Using the income and market approaches, the significant assumptions used to determine fair value included projected operating revenues and expenses, growth rates, terminal value, discount rates, future cash flows and capital expenditures. This impairment charge has been recorded within discontinued operations and is reflected in the table above for the year ended December 31, 2014.

We completed our annual impairment test of goodwill related to Ambassadors Programs as of December 1, 2014, and concluded that no impairment existed.

10.	Line of Credit

Our revolving credit agreement with Wells Fargo expired on June 1, 2014 and was not renewed.

11.	Income Taxes

Major components of the benefit (provision) for income taxes from continuing operations consisted of the following (in thousands):

	Years Ended December 31,
	2014	2013
Current tax expense
Federal	$85	$796
State	5	36
Deferred tax benefit
Federal	752	3,222
State	16	97
Total income tax benefit (provision)	858	4,151
Less: tax benefit (provision) of discontinued operations	1,036	(469)
Income tax benefit (provision) from continuing operations	$(178)	$4,620

Components of the net deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2014
	Assets	Liabilities	Total
Net operating loss carryforward	$2,376	$—	$2,376
Amortization of goodwill and other intangibles	5	—	5
Accrued compensation	237	—	237
Unrealized loss on foreign currency exchange contracts	494	—	494
Unrealized loss on available-for-sale securities	(6)	—	(6)
Depreciation	—	(494)	(494)
Stock options	257	—	257
Restricted stock grants	99	—	99
Prepaids	—	(152)	(152)
Capital loss carryforward	2,173	—	2,173
Other	269	—	269
Valuation allowance	—	(5,282)	(5,282)
Total deferred tax assets (liabilities)	$5,904	$(5,928)	$(24)
	December 31, 2013
	Assets	Liabilities	Total
Net operating loss carryforward	$815	$—	$815
Amortization of goodwill and other intangibles	—	(894)	(894)
Accrued vacation and compensation	118	—	118
Unrealized loss on foreign currency exchange contracts	101	—	101
Unrealized loss on available-for-sale securities	88	—	88
Unrealized loss on auction rate securities	97	—	97
Depreciation	—	(1,971)	(1,971)
Stock options	404	—	404
Restricted stock grants	216	—	216
State tax deduction	30	—	30
Prepaids	—	(209)	(209)
Other	413	—	413
Total deferred tax assets (liabilities)	$2,282	$(3,074)	$(792)

The income tax benefit (provision) differs from that computed using the federal statutory rate applied to income before income taxes as follows (in thousands):

	Years Ended December 31,
	2014 Amount	%	2013 Amount	%
Benefit at the federal statutory rate	$3,088	34.0%	$4,262	34.0%
Tax-exempt interest	128	1.4	206	1.7
Uncertain state tax position	53	0.6	64	0.5
Tax rate change to deferreds - federal	—	0.0	34	0.3
State income tax, net of federal benefit	(5)	(0.1)	36	0.3
Idaho refund credit	26	0.3	—	0.0
Other	4	0.0	18	0.1
Valuation allowance	(3,472)	(38.2)	—	0.0
Income tax benefit (provision) from continuing operations	(178)	(2.0%)	4,620	36.9%
Effect of discontinued operations	1,036	6.7	(469)	(0.1)
Total income tax benefit	$858	4.7%	$4,151	37.0%

As of December 31, 2014, no unrecognized tax benefits are recorded as accounts payable or accrued expenses in the consolidated balance sheet. During the years ended December 31, 2014 and 2013, we recognized $0.1 million and $0.1 million, respectively, of income tax benefit in the consolidated statement of operations associated with uncertain tax positions.

As of December 31, 2014, we have a tax net operating loss carryforward of $7.0 million that will begin expiring in 2033 if not utilized. Additionally, we have a capital loss carryforward of $6.2 million that will begin expiring in 2017 if not utilized.

The following summarizes the unrecognized tax benefits activity during 2014 and 2013 (in thousands):

	2014	2013
Gross unrecognized tax benefit as of January 1,	$83	$225
Increases in uncertain tax benefits as a result of tax positions taken during the current period	—	—
Settlements with tax authorities	—	(26)
Lapse of statute of limitations	(83)	(116)
Gross unrecognized tax benefits as of December 31,	$0	$83

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2014. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

As a result, we determined that the negative evidence outweighed the positive evidence as of December 31, 2014 and a valuation allowance of $5.3 million has been recorded to reduce deferred tax assets to an amount that is more likely than not to be realized. This accounting treatment has no effect on our ability to utilize deferred tax assets such as a loss carryforward and tax credits to reduce future cash tax payments. We will continue to assess the likelihood that the deferred tax assets will be realizable at each reporting period and the valuation allowance will be adjusted accordingly.

We file tax returns in the U.S. federal jurisdiction and various state jurisdictions. We may be subject to examination by the Internal Revenue Service for the years after 2010. We may also be subject to examination by various state jurisdictions for the years after 2009.

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

Under our Bylaws, our directors and officers have certain rights to indemnification by us against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which covers certain liabilities arising from our obligation to indemnify our directors and officers and former directors in certain circumstances. No material indemnification liabilities were accrued at December 31, 2014.

13.	Stock-Based Compensation

Under our Equity Participation Plan (the “Plan”), we may grant stock-based incentive compensation awards to eligible employees (including officers), non-employee directors and consultants in the form of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, restricted stock units awards, stock appreciation rights, tandem stock appreciation rights, unrestricted stock awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant. As of December 31, 2014, we had 1,720,263 shares authorized under the Plan available for future stock-based compensation.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 2014 and 2013.

	Year ended December 31,
	2014	2013
Expected dividend yield	—%	0.64%
Expected stock price volatility	42.09%	48.75%
Risk-free interest rate	2.52%	2.51%
Expected life of options	4.14 Years	4.57 Years
Estimated fair value per option granted	$1.49	$1.71

The dividend yield is based on expected quarterly cash dividends paid to our shareholders. Expected stock price volatility is based on historical volatility of our stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Additionally, an annualized forfeiture rate of 14.14 percent is used as a best estimate of future forfeitures based on our historical forfeiture experience. Stock-based compensation expense will be adjusted in later periods if the actual forfeiture rate is different from the estimate.

A summary of option activity under the Plan as of December 31, 2014, and the changes during the year then ended is presented below:

	Stock Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Outstanding at December 31, 2013	907,945	$6.54
Granted	209,986	4.06
Forfeited / Expired	(566,522)	6.22
Exercised	—	—
Outstanding at December 31, 2014	551,409	$6.11	7.15
Exercisable at December 31, 2014	232,138	$8.57	4.76

During the years ended December 31, 2014 and 2013, the total intrinsic value of stock options exercised was zero and the total fair value of options which vested was zero and $43 thousand, respectively. The weighted-average grant-date fair value of options granted during the year ended December 31, 2014 was $0.3 million. The aggregate intrinsic value of outstanding and exercisable stock options was zero before applicable income taxes, based on our $2.50 closing stock price at December 31, 2014. This intrinsic value would have been received by the optionees had all in-the-money stock options been exercised on that date. Compensation expense recognized in the consolidated statement of operations for stock options was $0.6 million and $1.1 million for the years ended December 31 2014 and 2013, respectively, before the effect of income taxes. As of December 31, 2014, the total unrecognized stock-based compensation expense related to non-vested stock options was approximately $0.3 million, which is expected to be recognized over approximately 3.9 years.

Restricted Stock Grants

Under the terms of the Plan, restricted stock awards and restricted stock units may be granted by the Compensation Committee. The Compensation Committee also establishes the vesting period of the awards, which is generally set at 100 percent at the conclusion of one to four years for restricted stock awards. The fair value of restricted stock awards and restricted stock units are based on the market price of our shares on the grant date.

A summary of the activity of non-vested restricted stock awards and restricted stock units under the Plan as of December 31, 2014, and the changes during the year then ended is presented below:

	Restricted Stock Awards			Restricted Stock Units
	Restricted Stock Awards	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (years)	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (years)
Balance at December 31, 2013	285,435	$5.24		28,123	$3.88
Granted	298,216	2.42		88,809	4.27
Forfeited	(16,826)	5.44		(19,350)	4.22
Vested	(225,188)	5.10		(15,010)	4.16
Balance at December 31, 2014	341,637	$2.83	1.61	82,572	$4.17	1.88

At December 31, 2014, the aggregate value of non-vested restricted stock awards and restricted stock units was $0.9 million and $0.2 million, respectively, before applicable income taxes, based on a $2.50 closing stock price at December 31, 2014. During the years ended December 31, 2014 and 2013, the weighted-average grant date fair value of restricted stock awards which vested was $1.2 million and $2.2 million, respectively. Compensation expense recognized in the consolidated statement of operations for restricted stock awards was $0.8 million and $1.3 million for the years ended December 31 2014 and 2013, respectively, before the effect of income taxes. Compensation expense recognized in the consolidated statement of operations for restricted stock units was $97 thousand for the year ended December 31, 2014 and $6 thousand for the year ended December 31, 2013, before the effect of income taxes. As of December 31, 2014, total unrecognized stock-based compensation expense related to restricted stock awards and restricted stock units was approximately $0.7 million and $0.3 million, respectively, which is expected to be recognized over approximately 3.9 years.

Performance Stock Awards

Under the terms of the Plan, performance stock awards are granted by the Compensation Committee to key employees. Performance stock awards are based on achieving key internal metrics measured at the end of each fiscal year. If performance objectives are achieved as determined by the Compensation Committee, common stock is granted. The fair value of these awards is determined on the date of grant based on our share price. A forfeiture rate of 14 percent is used as a best estimate of future forfeitures. Compensation expense related to performance stock units is evaluated quarterly to determine the likelihood that performance metrics will be achieved during the performance period.

A summary of the activity of performance stock units under the Plan as of December 31, 2014, and the changes during the year then ended is presented below:

	Performance Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (years)
Balance at December 31, 2013	114,560	4.41
Granted	200,000	$2.15
Forfeited	(85,245)	2.15
Vested	—	—
Balance at December 31, 2014	229,315	$2.50	2.84

During the year ended December 31, 2014, we granted 200,000 performance stock units payable upon the achievement of certain internal metrics over a performance period of January 1, 2015 through December 31, 2017. The total potential payouts for awards granted in 2014 ranged from 0 to 200,000 shares if targets are achieved during the performance period. Compensation expense of up to $430,000 related to these performance share unit awards is expected to be recognized over a weighted average period of three years as it is probable that the performance metrics will be achieved. Approximately $5,000 in compensation expense related to the 2014 grant has been recognized.

During the year ended December 31, 2013, we granted 121,756 performance stock units payable upon the achievement of certain internal metrics over a performance period of January 1, 2014 through December 31, 2016. The total potential payouts for awards granted in 2013 ranged from 78,149 to 121,756 shares if targets are achieved during the performance period. As of December 31, 2014 no compensation expense has been recognized related to performance stock units granted in 2013 as it is not probable that the performance metrics will be achieved.

14.	Employee Benefit Plan

Effective March 2002, we established a 401(k) Profit Sharing Plan (the “Sharing Plan”) for our employees. Employees are eligible to participate in the Sharing Plan beginning the first month following 30 days of service and may contribute up to 100 percent of their salary, subject to the maximum contribution allowed by the Internal Revenue Service. Our matching contribution is discretionary based upon approval by management. Participants are immediately vested in their contributions plus actual earnings thereon. Participants vest progressively in the discretionary matching and profit sharing contributions of their account at the rate of 25 percent per year of service with participants becoming 100 percent vested at the completion of 4 years of service. During the years ended December 31, 2014 and 2013, we contributed approximately $0.1 million and $0.1 million to the Sharing Plan, respectively.

15.	Earnings (Loss) Per Share

The following table presents a reconciliation of basic and diluted EPS computations (in thousands, except per share data and anti-dilutive stock option counts):

	Year ended December 31,
	2014	2013
Numerator:
Loss from continuing operations	$(9,262)	$(7,911)
Income (loss) from discontinued operations	(8,280)	834
Net loss	(17,542)	(7,077)
Denominator:
Weighted-average shares outstanding	17,052	16,713
Effect of unvested restricted stock awards considered participating securities	—	—
Weighted-average shares outstanding – basic	17,052	16,713
Effect of dilutive common stock options	—	—
Weighted-average shares outstanding – diluted	17,052	16,713
Loss from continuing operations - basic	(0.54)	(0.47)
Income (loss) from discontinued operations - basic	(0.49)	0.05
Net loss per share – basic	$(1.03)	$(0.42)
Loss from continuing operations - diluted	(0.54)	(0.47)
Income (loss) from discontinued operations - diluted	(0.49)	0.05
Net loss per share – diluted	$(1.03)	$(0.42)
Cash dividends declared per share	$—	$0.06
Restricted stock awards excluded from the calculation of basic earnings per share	201,319	272,851
Stock options and restricted stock units excluded from the calculation of diluted earnings per share	698,586	1,169,489
16.	Supplemental Disclosures of Consolidated Statements of Cash Flows

We paid cash for taxes during 2014 and 2013 of approximately $18 thousand and $0.3 million, respectively.

Our non-cash investing and financing activities during the years ended December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Unrealized loss on foreign currency exchange contracts	$(1,049)	$(1,133)
Unrealized gain (loss) on available-for-sale securities	$522	$(272)
Property and equipment	$—	$(30)
17.	Subsequent Events

Subsequent to year end, we initiated a reduction in employee work force in February of 2015 and we expect to reduce approximately 60% of the total workforce. As of May 2015, we anticipate we will employ approximately 90 full-time employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBASSADORS GROUP, INC.

By:	/s/ PHILIP B. LIVINGSTON
Philip B. Livingston, Chief Executive Officer, (Principle Executive Officer)

Date: March 25, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILIP B. LIVINGSTON	Chief Executive Officer, (Principal Executive Officer)	March 25, 2015
Philip B. Livingston

/s/ LISA O. RAPUANO	Chairman of the Board of Directors	March 25, 2015
Lisa O. Rapuano

/s/ LISA N. NETZ	Principal Financial and Accounting Officer	March 25, 2015
Lisa N. Netz

/s/ DEBRA DULSKY	Director	March 25, 2015
Debra Dulsky

/s/ PETER H. KAMIN	Director	March 25, 2015
Peter H. Kamin

/s/ JEFFERSON P. GRAMM	Director	March 25, 2015
Jefferson P. Gramm

/s/ JAMES M. KALUSTIAN	Director	March 25, 2015
James M. Kalustian

II-1

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the registrant incorporated by reference to the registrant’s Registration Statement on Form 10 filed on November 15, 2001.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the registrant incorporated by reference to the registrant’s Form 8-K filed on May 17, 2005.

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Ambassadors Group, Inc. incorporated by reference to the registrant’s Form 8-K filed on July 10, 2012

3.4	Bylaws of the registrant incorporated by reference to the registrant’s Registration Statement on Form 10 filed on November 15, 2001.

3.5	Certificate of Amendment of By-Laws of Ambassadors Group, Inc. incorporated by reference to the registrant’s Form 8-K filed on July 10, 2012.

3.6	Certificate of Amendment of By-Laws of Ambassadors Group, Inc. incorporated by reference to the registrant’s Form 8-K filed on November 18, 2013.
4.1	Form of Common Stock Certificate of the registrant incorporated by reference to the registrant’s Form 10-K filed on March 9, 2007.

10.1	Form of Indemnification Agreement between the registrant and each of its executive officers and directors incorporated by reference to the registrant’s Registration Statement on Form 10 filed on January 25, 2002. *

10.2	General Contract dated April 1, 1995 between People to People International and International Ambassador Programs, Inc. incorporated by reference to the registrant’s Form 10-K filed March 11, 2013. (1)

10.3	Consent to Assignment Agreement dated August 3, 1995 by and among People to People International, International Ambassador Programs, Inc., Ambassadors International, Inc. and Ambassador Programs incorporated by reference to the registrant’s Form 10-K filed March 11, 2013.

10.4	Amendment to General Contracts dated January 22, 2000 by and among People to People International, Ambassadors International, Inc. and Ambassador Programs, Inc. incorporated by reference to the registrant’s Form 10-K filed March 11, 2013.

10.5	Letter dated February 13, 2001, by Ambassadors International, Inc. to People to People International incorporated by reference to the registrant’s Form 10-K filed March 11, 2013.

10.6	Letter dated August 8, 2006, by the registrant to People to People International incorporated by reference to the registrant’s Form 10-K filed March 11, 2013.

10.7	Letter dated December 9, 2009, by the registrant to People to People International incorporated by reference to the registrant’s Form 10-K filed March 11, 2013.

10.8	Real Property Purchase and Sale Agreement and Escrow Instructions dated as of August 6, 2014 by and between the registrant, Northwest Farm Credit Services, FLCA and First American Title Insurance Company, incorporated by reference to the registrant’s Form 10-Q filed August 12, 2014.

10.9	Stock Purchase Agreement dated as of September 5, 2014 by and between the registrant and GradeSaver, LLC, incorporated by reference to the registrant’s Form 8-K filed September 11, 2014.

II-2

Exhibit Number	Description
10.10	Form of 2001 Equity Participation Plan Agreement incorporated by reference to the registrant’s Registration Statement on Form 10 filed on November 15, 2001. *

10.11	2009 Equity Participation Plan incorporated by reference to the registrant’s Definitive Proxy Statement on Form 14A filed on April 6, 2009. *

10.12	2013 Stock Incentive Plan incorporated by reference to the registrant’s Definitive Proxy Statement on Form 14A filed on May 6, 2013. *

10.13	Severance Agreement dated February 12, 2014 by and between the registrant and Eric G. Anderson incorporated by reference to the registrant’s Form 8-K filed February 2, 2014. *

10.14	Severance Agreement dated October 15, 2013 by and between the registrant and Lisa N. Netz incorporated by reference to the registrant’s Form 10-K filed March 27, 2014. *

10.15	Letter Agreement dated May 13, 2014 between the registrant and Philip Livingston, incorporated by reference to the registrant’s Form 8-K dated May 19, 2014. *

10.16	Noncompetition, Nonsolicitation and Confidential Information Agreement dated May 13, 2014 between the registrant and Philip B. Livingston, incorporated by reference to the registrant’s Form 8-K dated May 19, 2014. *

10.17	Employment Agreement dated December 17, 2014 by and between the registrant and Philip B. Livingston. * **

14.1	Code of Ethics incorporated by reference to the registrant’s Definitive Proxy Statement on Form 14A filed on April 13, 2010.

21.1	List of subsidiaries of the registrant as of December 31, 2014. **

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm. **

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002. (2)
(1)	Confidential treatment requested under Rule 24b-2 of the Exchange Act. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been provided separately to the SEC pursuant to the confidential treatment request.
(2)	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
*	Indicates management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.
**	Filed herewith in the registrant’s Form 10-K filed March 25, 2015.

II-3