Form 10-Q
period 2015-03-31
AMBASSADORS GROUP INC
filed 2015-05-15
CIK 1162315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to                     .

Commission file number 0-33347

Ambassadors Group, Inc.

 (Exact name of registrant as specified in its charter)

Delaware	91-1957010
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

157 S. Howard, Suite 601 Spokane, WA	99201
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (509) 568-7742

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

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of May 8, 2015 was 17,300,706.

AMBASSADORS GROUP, INC.
FORM 10-Q QUARTERLY REPORT

PART I
FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of March 31, 2015 and December 31, 2014
(in thousands, except share and per share data)

	UNAUDITED	AUDITED
	March 31 2015	December 31 2014
ASSETS
Current assets:
Cash and cash equivalents	$4,500	$2,002
Restricted cash	400	400
Available-for-sale securities and other	74,058	59,502
Prepaid program costs and expenses	6,607	1,335
Accounts receivable	53	666
Total current assets	85,618	63,905
Property and equipment, net	1,690	2,429
Goodwill	70	70
Other long-term assets	81	81
Total assets	$87,459	$66,485

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$3,117	$2,794
Participants’ deposits	50,290	23,161
Foreign currency exchange contracts	2,137	1,345
Deferred tax liabilities	18	18
Other liabilities	6	1
Total current liabilities	55,568	27,319
Participants’ deposits	11	-
Deferred tax liabilities	6	6
Total liabilities	55,585	27,325

Commitments and Contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 shares authorized; 17,284,554 and 17,286,449 shares issued and outstanding, respectively	173	173
Additional paid-in capital	1,918	1,630
Retained earnings	31,722	38,334
Accumulated other comprehensive loss	(1,939)	(977)
Stockholders’ equity	31,874	39,160
Total liabilities and stockholders’ equity	$87,459	$66,485

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three months ended March 31, 2015 and 2014
(in thousands, except per share amounts)

	Three months ended March 31,
	2015	2014
Net revenue, non-directly delivered programs	$94	$116
Gross revenue, directly delivered programs	176	273
Total revenue	270	389
Cost of sales, directly delivered programs	127	209
Gross margin	143	180
Operating expenses:
Selling and marketing	4,530	6,672
General and administrative	2,317	2,921
Restructuring costs	-	108
Total operating expenses	6,847	9,701
Operating loss	(6,704)	(9,521)
Other income:
Interest and dividend income	129	131
Foreign currency and other income (expense)	(37)	3
Total other income	92	134
Loss before income tax benefit from continuing operations	(6,612)	(9,387)
Income tax benefit	-	1,556
Net loss from continuing operations	(6,612)	(7,831)

Discontinued operations:
Income from discontinued segment	-	336
Income tax provision	-	(56)
Net income from discontinued operations	-	280

Net Loss	$(6,612)	$(7,551)

Weighted-average common shares outstanding - basic and diluted	16,955	16,755

Net loss from continuing operations per share - basic and diluted	$(0.39)	$(0.47)

Net income from discontinued operations per share - basic and diluted	$-	$0.02

Total net loss per share - basic and diluted	$(0.39)	$(0.45)

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
For the three months ended March 31, 2015 and 2014
(in thousands)

	Three months ended March 31,
	2015	2014
Net loss	$(6,612)	$(7,551)
Unrealized gain (loss) on foreign currency exchange contracts, net of income tax benefit (provision) of $0 and ($69)	(892)	128
Unrealized gain (loss) on available-for-sale securities, net of income tax benefit (provision) of $0 and ($61)	(70)	114
Comprehensive loss	$(7,574)	$(7,309)

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended March 31, 2015 and 2014
(in thousands)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(6,612)	$(7,551)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	699	1,307
Stock-based compensation	289	202
Deferred income tax benefit	-	(1,484)
Gain on foreign currency exchange contracts	(99)	-
Loss on disposition of property and equipment	357	-
Excess tax shortfall from stock-based compensation	-	15
Change in assets and liabilities:
Accounts receivable and other assets	613	478
Prepaid program costs and expenses	(5,272)	(7,592)
Accounts payable, accrued expenses, and other current liabilities	327	(237)
Participants’ deposits	27,140	34,227
Net cash provided by operating activities	17,442	19,365

Cash flows from investing activities:
Purchase of available-for-sale securities	(14,627)	(15,609)
Proceeds from sale of available-for-sale securities	-	120
Purchase of property and equipment	(336)	(678)
Proceeds from sale of property and equipment	19	-
Purchase of intangibles	-	(82)
Net cash used in investing activities	(14,944)	(16,249)

Cash flows from financing activities:
Excess tax shortfall from stock-based compensation	-	(15)
Net cash used in financing activities	-	(15)

Net increase in cash and cash equivalents	2,498	3,101
Cash and cash equivalents, beginning of period	2,002	9,473
Cash and cash equivalents, end of period	$4,500	$12,574

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Ambassadors Group, Inc. (the “Company”, “we”, “us” or “our”) is an educational company primarily engaged in organizing and promoting differentiated worldwide travel programs for students and professionals.  These consolidated financial statements include the accounts of Ambassadors Group, Inc., and our wholly owned subsidiaries, Ambassador Programs, Inc., and Ambassadors Unlimited, LLC. All significant intercompany accounts and transactions, which are of a normal recurring nature, are eliminated in consolidation.

Through September 2014, we operated an education oriented research website, BookRags.com, which provided study guides, lesson plans, and other educational resources to students and teachers.  This business was operated by BookRags, Inc. (“BookRags”) our then wholly-owned subsidiary.  In September 2014, we consummated the sale of the BookRags subsidiary.  All activities related to BookRags have been reflected as discontinued operations for all periods presented.  For additional information, see Note 8 of Notes to Consolidated Financial Statements.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being materially misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not indicative of the results that may be expected for the year ending December 31, 2015.

It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

3. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09).  The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective.  The new standard is effective for annual and interim reporting periods beginning after December 15, 2016.  Early adoption is not permitted.  The standard permits the use of either the retrospective or cumulative effect transition method.  We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.  We have not yet selected a transition method nor have we determined the effect of the standard on our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (ASU 2014-15). This ASU requires management to evaluate whether there is substantial doubt about its ability to continue as a going concern.  This standard is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. Upon adoption, we will use this new standard to assess going concern.

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

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our financial instruments are measured and recorded at fair value. Our non-financial assets, including property and equipment and goodwill, are measured at fair value upon acquisition, reviewed at least annually for impairment, and are fully assessed if there is an indicator of impairment. An adjustment would be made to the fair value of non-financial assets if an impairment charge is recognized.

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

The below tables summarize the composition of our investments at March 31, 2015 and December 31, 2014 (in thousands).  For both periods, all investments have been recorded to short-term available-for-sale securities on the consolidated balance sheet.

March 31, 2015	Amortized Cost	Unrealized Losses	Aggregate Fair Value
Short term municipal securities funds[1]	$74,147	$(89)	$74,058
Total	$74,147	$(89)	$74,058

December 31, 2014	Amortized Cost	Unrealized Losses	Aggregate Fair Value
Short term municipal securities funds[1]	$59,520	$(18)	$59,502
Total	$59,520	$(18)	$59,502

1 Do not have a set maturity date.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables detail the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at March 31, 2015 and December 31, 2014 (in thousands):

March 31, 2015	Fair Market Value	Level 1	Level 2	Level 3
Financial assets:
Municipal securities[1]	74,058	74,058	-	-
Total financial assets	$74,058	$74,058	$-	$-
Financial liabilities:
Foreign currency exchange contracts	2,137	-	2,137	-
Total financial liabilities	$2,137	$-	$2,137	$-

December 31, 2014	Fair Market Value	Level 1	Level 2	Level 3
Financial assets:
Municipal securities[1]	59,502	59,502	-	-
Foreign currency exchange contracts	14	-	14	-
Total financial assets	$59,516	$59,502	$14	$-
Financial liabilities:
Foreign currency exchange contracts	1,359	-	1,359	-
Total financial liabilities	$1,359	$-	$1,359	$-

1 At March 31, 2015 and December 31, 2014, municipal securities consisted solely of holdings in short-term municipal security funds.

Municipal securities are classified as Level 1 assets because market prices are readily available for these investments. Level 2 financial assets and liabilities represent the fair value of our foreign currency exchange contracts that were valued using pricing models that take into account the contract terms, as well as multiple inputs where applicable, such as currency rates.

5. Derivative Financial Instruments

The majority of our travel programs take place outside of the United States, and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar for our non-directly delivered programs. We use forward contracts that allow us to acquire foreign currency at a fixed price for a specified point in time to provide a hedge against foreign currency risk. All of our derivatives are cash flow hedges and at March 31, 2015, all contracts qualified for cash flow hedge accounting.

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

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At March 31, 2015, the following forward contracts were outstanding (in thousands):

	Notional Amount	Matures
Forward contracts:
Australian dollar	3,000	April 2015 - July 2015
Euro	6,455	April 2015 - July 2015
British pound	1,400	April 2015 - July 2015
Canadian dollar	300	April 2015 - May 2015
New Zealand dollar	250	May 2015 - July 2015
Japanese Yen	25,000	May 2015

The fair value of our forward contracts were as follows (in thousands):

	March 31, 2015
	Derivatives designated as hedging instruments		Total Net
	Assets	Liabilities	Liabilities
Forward contracts	$-	$2,137	$2,137

	December 31, 2014
	Derivatives designated as hedging instruments		Total Net
	Assets	Liabilities	Liabilities
Forward contracts	$14	$1,359	$1,345

The net asset and liability derivatives at March 31, 2015 and December 31, 2014 are reported in the consolidated balance sheet as current and long-term foreign currency exchange contracts.

6. Accumulated Other Comprehensive Income (Loss)

Unrealized gains or losses related to derivative securities are recorded in accumulated other comprehensive income (loss) (“AOCI”). The change in unrealized gains or losses related to derivative securities are recorded in other comprehensive income (loss) net of income taxes in the period the change occurred. When derivative securities designated as cash flow hedges are used to pay vendors, the effective portion of the hedge is reclassified into the income statement and recorded in net revenue, non-directly delivered programs.

Unrealized gains or losses related to available-for-sale securities are recorded in AOCI. The change in unrealized gains or losses related to available-for-sale securities are recorded in other comprehensive income net of income taxes in the period the change occurred. When securities are sold and a realized gain or loss is recognized, the amount is reclassified from AOCI to the income statement and recorded in interest and dividend income. During the three months ended March 31, 2015 and 2014, there were no realized gains or losses recognized in the income statement for the sale of investments.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the three months ended March 31, 2015 and 2014, a summary of AOCI balances and gains (losses) recognized in OCI are as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Derivative Securities		Available-for-sale securities
	Three months ended March 30,		Three months ended March 30,
	2015	2014	2015	2014
Balance, beginning of period	$(1,142)	$(192)	$165	$(357)
Change before reclassification	(793)	196	(70)	175
Reclassification into foreign currency and other income (expense)	(99)	-	-
Effect of incomes taxes	-	(68)	-	(61)
Other comprehensive income (loss), net of income taxes	(892)	128	(70)	114
Balance, end of period	$(2,034)	$(64)	$95	$(243)

7. Stock-Based Compensation

Under our Stock Incentive Plan (the “Plan”), we may grant stock-based incentive compensation awards to eligible employees and non-employee directors in the form of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, restricted stock units awards, stock appreciation rights, tandem stock appreciation rights, unrestricted stock awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant. As of March 31, 2015, we had 1,521,408 shares authorized under the Plan available for future stock-based compensation.

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

We did not grant stock options during the three months ended March 31, 2015 or 2014.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of option activity under the Plan as of March 31, 2015, and the changes during the three months then ended is presented below:

	Stock Options	Weighted- Average Exercise	Weighted- Average Remaining
Outstanding at December 31, 2014	551,409	$6.05
Granted	-	-
Forfeited / Expired	(80,072)	6.96
Exercised	-	-
Outstanding at March 31, 2015	471,337	$5.90	7.67
Exercisable at March 31, 2015	177,368	$8.63	6.12

During the three months ended March 31, 2015 and 2014, the total intrinsic value of stock options exercised was zero and the total fair value of options which vested was zero. The aggregate intrinsic value of outstanding and exercisable stock options was zero, based on our $2.53 closing stock price at March 31, 2015. Compensation expense recognized in the consolidated statement of operations for stock options was $37 thousand and $0.1 million for the three months ended March 31, 2015 and 2014, respectively, before the effect of income taxes. As of March 31, 2015, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $0.3 million, which is expected to be recognized over approximately 2.7 years.

Restricted Stock Grants

Under the terms of the Plan, restricted stock awards and restricted stock units are granted by the Compensation Committee on the same terms as options. The Compensation Committee also establishes the vesting period of the awards.  The fair value of restricted stock awards and restricted stock units are based on the market price of our shares on the grant date.

A summary of the activity of non-vested restricted stock awards and restricted stock units under the Plan as of March 31, 2015, and the changes during the three months then ended is presented below:

	Restricted Stock Awards			Restricted Stock Units
	Restricted Stock Awards	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (years)	Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (years)
Balance at December 31, 2014	341,637	$2.83		82,572	$4.17
Granted	-	-		165,000	2.55
Forfeited	(4,194)	6.74		(26,879)	2.88
Vested	(11,628)	2.15		(2,536)	4.45
Balance at March 31, 2015	325,815	$2.81	1.42	218,157	$3.10	2.05

At March 31, 2015, the aggregate value of non-vested restricted stock awards and restricted stock units was $0.8 million and $0.6 million, respectively, before applicable income taxes, based on a $2.53 closing stock price at March 31, 2015.  During the three months ended March 31, 2015 and 2014, the weighted-average grant date fair value of restricted stock awards which vested was $25 thousand and $7 thousand, respectively. Compensation expense recognized in the consolidated statement of operations for restricted stock awards was $0.1 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively, before the effect of income taxes. Compensation expense recognized in the consolidated statement of operations for restricted stock units was $42 thousand and $9 thousand for the three months ended March 31, 2015 and 2014, respectively, before the effect of income taxes. As of March 31, 2015, total unrecognized stock-based compensation expense related to restricted stock awards and restricted stock units was approximately $0.6 million and $0.6 million, respectively, which is expected to be recognized over approximately 2.5 years and 3.5 years, respectively.

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

A summary of the activity of performance stock units under the Plan as of March 31, 2015, and the changes during the three months then ended is presented below:

	Performance Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Life (years)
Balance at December 31, 2014	229,315	$2.50
Granted	165,000	2.55
Forfeited	(20,000)	2.55
Vested	-	-
Balance at March 31, 2015	374,315	$2.52	2.66

Performance stock units outstanding on March 31, 2015 are payable upon the achievement of certain internal metrics over a performance period of January 1, 2015 through December 31, 2015. As of March 31, 2015, there was $0.7 million of unrecognized compensation expense related to performance share unit awards, which will be recognized over a weighted average period of time as internal metrics are anticipated to be achieved.

8. Discontinued Operations

In September 2014, we consummated the sale of BookRags for $5.0 million, subject to a $0.4 million escrow arrangement to be released in 2015.  The amount subject to escrow is disclosed as restricted cash on the consolidated balance sheet.  All activities related to BookRags have been reflected as discontinued operations on our consolidated financial statements for the period ended March 31, 2014.  There were no discontinued operations for the period ending March 31, 2015.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the results of discontinued operations for the periods indicated (in thousands):

	Three months ended
	March 31, 2015	March 31, 2014
Total revenue	$-	$1,008
Gross margin	$-	$876
Selling & marketing expenses	$-	$321
General & administrative expenses	$-	$219
Operating income from discontinued operations	$-	$336
Income tax provision on discontinued operations	$-	$(56)
Net income from discontinued operations	$-	$280

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Net Loss and Loss per Share

The following table presents a reconciliation of basic and diluted loss per share computations (in thousands, except per share data and anti-dilutive stock option counts):

	Three months ended March 31,
	2015	2014
Numerator:
Loss from continuing operations	$(6,612)	$(7,831)
Income from discontinued operations	-	280
Net loss	$(6,612)	$(7,551)

Denominator:
Weighted-average shares outstanding - basic	16,955	16,755
Effect of unvested restricted stock awards considered participating securities	-	-
Effect of dilutive common stock options	-	-
Effect of dilutive restricted stock units	-	-
Weighted-average shares outstanding – diluted	16,955	16,755

Loss from continuing operations - basic	(0.39)	(0.47)
Income from discontinued operations - basic	-	0.02
Net loss per share - basic	$(0.39)	$(0.45)

Loss from continuing operations - diluted	(0.39)	(0.47)
Income from discontinued operations - diluted	-	0.02
Net loss per share - diluted	$(0.39)	$(0.45)

Restricted stock awards excluded from the calculation of basic earnings per share	330,076	-
Stock options and restricted stock units excluded from the calculation of diluted earnings per share	681,603	822,928

10. Supplemental Disclosures of Consolidated Statements of Cash Flows

Our non-cash investing and financing activities during the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	March 31, 2015	March 31, 2014
Unrealized income (loss) on foreign currency exchange contracts	$(793)	$196
Unrealized income (loss) on available-for-sale securities	$(70)	$175

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

Under our Bylaws, our directors and officers have certain rights to indemnification by us against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which covers certain liabilities arising from our obligation to indemnify our directors and officers and former directors in certain circumstances. No material indemnification liabilities were accrued at March 31, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Forward-looking statements may appear throughout this report, including without limitation, statements in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. For a detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, please refer to Item 1A Risk Factors disclosure in our Annual Report on Form 10-K filed on March 25, 2015. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Introduction

Ambassadors Group, Inc. is a leading provider of educational travel experiences primarily engaged in organizing and promoting worldwide educational travel programs for students. We operate student and adult travel programs primarily using the People to People International brand under a long-term license agreement. We have been traveling students on People to People programs for over 50 years and have over 500,000 alumni. We believe that our association with that brand and experience in the educational travel industry give us both a strong awareness in the market and a high level of credibility.

Our core program offering under the People to People brand is international destination trips for U.S. students in the 11 to 17 year old age group (“Student Ambassador Programs”). Student Ambassador Programs make up the majority of our program offerings and are the center of our strategic focus. In addition, under the People to People brand, we also offer Leadership Ambassador Programs, domestic destination travel programs for U.S. students and international students from all over the world focused on leadership and education.  We also offer Citizens Ambassador Programs, professional travel programs for adults.

Prior to September 2014, we operated BookRags, an education oriented research website, which provided study guides, lesson plans and other educational resources to students and teachers. This wholly-owned subsidiary was sold in September 2014, and results of operations have been reflected as discontinued operations for all periods presented.

Our operating results depend primarily on the number of travelers who attend our programs (“travelers”), the fees we are able to charge for each traveler, net of pass-through expenses associated with non-directly delivered programs such as airfare and third-party tour operator fees (“total revenue”), and the direct costs associated with the traveler’s itinerary on directly delivered programs including airfare, hotel charges, meal costs, event and location fees, chaperone costs, tour manager fees, and the cost of in-country travel (“cost of sales”). Our business is highly seasonal, and our gross revenue and cost of sales are typically at their highest levels in the second and third quarters. Our marketing and sales efforts are conducted year-round and expenses are recognized when incurred.  Revenue associated with these marketing and sales expenses is generally recognized upon travel in the second and third quarter of the following fiscal year.  As a result, we are typically unprofitable in the first and fourth quarter of each year.

Executive Summary

This June and July we will be sending over 200 groups and over 12,000 travelers from all over the U.S. to all parts of the world, including Europe, Japan, and Australia.  Preparing for the upcoming travel season and delivering our programs safely is our top priority.

Over the past several years our travel numbers have been steadily declining, and we anticipate that to continue again in 2015.  In response to this trend we made the decision to largely eliminate our traditional direct-to-consumer marketing approach due to the high costs and consistently declining effectiveness of direct mail marketing.  Whether alternative marketing strategies will prove to be feasible or viable is unclear and there is no assurance that these declines will reverse or become less severe.  We are continuing to evaluate our marketing channel alternatives.

We remain highly committed to right-sizing our business to match our revenue stream and during the first quarter of 2015, our operating expenditures from continuing operations are down 29.6 percent compared to the first quarter of 2014.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 with the Three Months Ended March 31, 2014

Consolidated financial results for the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Total revenue	$270	$560	$(290)	-52%
Cost of goods sold	127	380	(253)	-67%
Gross margin	143	180	(37)	-21%
Selling and marketing expenses	4,530	6,672	(2,142)	-32%
General and administrative expenses	2,317	2,921	(604)	-21%
Restructuring costs	-	108	(108)	-100%
Operating loss	(6,704)	(9,521)	2,817	30%
Other income	92	134	(42)	-31%
Loss before income tax benefit	(6,612)	(9,387)	2,775	30%
Income tax benefit	-	1,556	(1,556)	-100%
Net loss from continuing operations	$(6,612)	$(7,831)	$1,219	16%
Net income from discontinued operations	$-	$280	(280)	-100%

During the first quarter of 2015, we traveled 114 delegates compared to 183 delegates with total revenue from continuing operations of $0.3 million compared to $0.4 million in the prior year quarter. We are a seasonal business and the majority of our revenue is earned during our peak travel months of June and July each year; therefore, we typically report low revenue and a net loss during the first quarter.  Gross margin from continuing operations for the quarter was $0.1 million compared to $0.2 million in the first quarter of 2014, and gross margin percentage was 36.7 percent compared to 32.1 percent in the prior year period.

First quarter operating expenses from continuing operations were $6.8 million compared to $9.7 million in the prior year period, a $2.9 million, or 30 percent, decrease year-over-year.  Sales and marketing expenses were down 32.1 percent primarily related to lower marketing expenditures and reduced personnel expense based on headcount reductions year-over-year.  The Company is in the midst of changing its go to market and sales strategy and as a result, anticipates lower overall marketing expenditures throughout 2015 compared to prior years.  In addition, as a result of a headcount reduction initiated during the first quarter of 2015, personnel expenditures are also anticipated to be lower over prior years.  General and administrative costs are down $0.8 million compared to the first quarter of 2014, primarily due from a reduction in depreciation expense as well as lower expenditures overall from cost saving initiatives.

During the current year period, we did not record income tax expense due to the valuation allowance on our deferred tax assets recorded during the second quarter of 2014.  The prior year period includes an income tax benefit of $1.6 million. The difference from our statutory rate of 34 percent during 2014 was primarily due to the impact of tax exempt interest earned in relation to projected net income at March 31, 2014 for the year ended December 31, 2014.

During the third quarter of 2014, we consummated the sale of our wholly-owned subsidiary BookRags.  All prior year activities related to BookRags are reflected as discontinued operations.

During the first quarter of 2015, we reported a net loss of $6.6 million, or $0.39 per diluted share, compared to a net loss of $7.6 million, or $0.45 per diluted share, in 2014.

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

Net Enrollments

Net enrollments on a forward looking basis consist of all active participants, which we define as those who have enrolled in our programs, including travel that has already been completed, less those who have already withdrawn for the travel year referenced. This is a point in time measurement that we use as an indication of expected future gross revenues for our travel programs. Enrolled revenue consists of estimated gross receipts to be recognized in the future upon travel of an active participant and may not result in the actual gross receipts eventually recognized due both to withdrawals from our programs and expected future enrollments.

	As of May 10, 2015 and 2014
	Delegates
Enrollment detail for travel year	2015	2014	Change	% Change
Student Ambassadors	9,957	12,720	(2,763)	-21.7%
Total, all programs	13,998	16,430	(2,432)	-14.8%

Deployable Cash

We use deployable cash as a liquidity measure calculated as the sum of cash, cash equivalents, short-term available-for-sale securities and prepaid program costs and expenses, less the sum of accounts payable, accrued expenses and other short-term liabilities (excluding deferred taxes) and participant deposits. We believe the deployable cash measurement is useful in understanding cash available to deploy for current and future business opportunities, as it represents an estimate of excess cash available for capital deployment. This non-GAAP measure is based on conservative assumptions, such as all participants’ deposits being forfeited, and should not be construed as the maximum amount of cash sources available to run our business.

Deployable Cash Reconciliation (in thousands)	March 31,		December 31,
	2015	2014	2014
Cash, cash equivalents and short-term available-for-sale securities	$78,558	$64,408	$61,504
Prepaid program cost and expenses	6,607	14,661	1,335
Less: Participants’ deposits	(50,301)	(60,589)	(23,161)
Less: Accounts payable / accruals / other liabilities	(3,123)	(3,469)	(2,794)
Deployable cash	$31,741	$15,011	$36,884

Free Cash Flow

Free cash flow is calculated as cash flow from operations less the purchase of property, equipment and intangible assets. Management believes this non-GAAP measure is useful to investors in understanding the cash generated or distributed within the current period for future use in operations.

Free Cash Flow Reconciliation (in thousands)	March 31,
	2015	2014	$ Change
Net cash provided by operating activities	17,442	19,365	(1,923)
Purchase of property, equipment and intangibles	(336)	(760)	424
Free cash flow	$17,106	$18,605	$(1,499)

Liquidity and Capital Resources

Total assets at March 31, 2015 were $87.5 million compared to $114.8 million one year ago.  Cash, cash equivalents and short-term available-for-sale securities increased $14.2 million to $78.6 million at March 31, 2015 compared to the balance at March 31, 2014.  Long-term assets totaled $1.8 million at March 31, 2015 compared to $32.0 million at March 31, 2014, a decrease primary caused by the sale of our corporate headquarters building during the fourth quarter of 2014, significantly reducing the net book value of property and equipment, and the sale of BookRags during the third quarter of 2014, resulting in the elimination of all intangible assets and goodwill that had been recorded upon its purchase.  Total liabilities were $55.6 million, including $50.3 million in participant deposits for future travel.  Participant deposits are down 17.0 percent from one year ago.

Net cash provided by operations was $17.4 million during the three months ended March 31, 2015 compared to net cash provided by operations of $19.4 million during the three months ended March 31, 2014. This $2.0 million decrease was primarily due to a $7.1 million unfavorable change in participant deposits due to a lower delegate count compared to 2014, partially offset by a lower change in our prepaid accounts as well as a decline in net loss year-over-year. Net cash used in investing activities was $14.9 million during the first three months of 2015 compared to $16.2 million during the first three months of 2014.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported disclosures of assets, liabilities, revenue and expenses. Our estimates are based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business.  We consider that our most critical accounting estimates are related to the valuation of available-for-sale securities, foreign currency exchange contracts, revenue recognition, and contingencies and litigation as they require us to make assumptions that may be highly uncertain at the time the accounting estimates were made and changes in them are reasonably likely to occur from period to period.  There are other items within our consolidated financial statements that require estimation but are not deemed to be critical.  Changes in estimates used in these and other items could have a material impact on our consolidated financial statements. For a more complete discussion, please refer to our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K filed on March 25, 2015.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

As of March 31, 2015, the end of the period covered by this report, our chief executive officer and principal finance and accounting officer reviewed, evaluated and concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were effective.  These controls and procedures are designed to ensure information required to be disclosed in our Form 10-Q filed or submitted under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and has been accumulated and communicated to our management including our interim chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

In the three months ended March 31, 2015, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On various dates between May 2004 and May 2011, our Board of Directors authorized the repurchase of shares of our Common Stock in the open market or through private transactions (the “Repurchase Plan”). During the quarter ended March 31, 2015, there were no shares repurchased under the Repurchase Plan. As of March 31, 2015, approximately $13.1 million was available to repurchase shares of our Common Stock under the Repurchase Plan.

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

AMBASSADORS GROUP, INC.

Date: May 15, 2015	By:	/s/ PHILIP B. LIVINGSTON
Philip B. Livingston
Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1) Filed herewith.

(2) This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section.  Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.