Form 10-Q
period 2015-06-30
AMBASSADORS GROUP INC
filed 2015-08-14
CIK 1162315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of August 10, 2015 was 17,139,091.

AMBASSADORS GROUP, INC.
FORM 10-Q QUARTERLY REPORT

PART I
FINANCIAL INFORMATION

Item1.	FINANCIAL STATEMENTS

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of June 30, 2015 and December 31, 2014
(in thousands, except share and per share data)

	UNAUDITED	AUDITED
	June 30 2015	December 31 2014
ASSETS
Current assets:
Cash and cash equivalents	$6,929	$2,002
Restricted cash	-	400
Available-for-sale securities	63,962	59,502
Foreign currency exchange contracts	2	-
Prepaid program costs and expenses	12,203	1,335
Accounts receivable	405	666
Total current assets	83,501	63,905
Property and equipment, net	1,442	2,429
Goodwill	70	70
Other long-term assets	37	81
Total assets	$85,050	$66,485

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$4,431	$2,794
Participants’ deposits	33,219	23,161
Foreign currency exchange contracts	326	1,345
Deferred tax liabilities	17	18
Other liabilities	187	1
Total current liabilities	38,180	27,319
Participants’ deposits	87	-
Deferred tax liabilities	6	6
Total liabilities	38,273	27,325

Commitments and Contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 shares authorized; 17,067,907 and 16,944,812 shares issued and outstanding, respectively	173	173
Additional paid-in capital	2,045	1,630
Retained earnings	44,936	38,334
Accumulated other comprehensive loss	(377)	(977)
Stockholders’ equity	46,777	39,160
Total liabilities and stockholders’ equity	$85,050	$66,485

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three and six months ended June 30, 2015 and 2014
(in thousands, except per share amounts)

	Three months ended June 30			Six months ended June 30
	2015		2014	2015		2014
Net revenue, non-directly delivered programs	$16,525		$18,092	$16,619		$18,208
Gross revenue, directly delivered programs	2,956		3,565	3,132		3,838
Total revenue	19,481		21,657	19,751		22,046
Cost of sales, directly delivered programs	1,826		2,234	1,954		2,443
Cost of sales, program merchandise markdown	-		554	-		554
Gross margin	17,655		18,869	17,797		19,049
Operating expenses:
Selling and marketing	3,064		5,827	7,593		12,500
General and administrative	1,429		3,307	3,746		6,228
Restructuring costs	-		1,431	-		1,539
Asset impairments	45		2,000	45		2,000
Total operating expenses	4,538		12,565	11,384		22,267
Operating income (loss)	13,117		6,304	6,413		(3,218)
Other income:
Interest and dividend income	157		141	286		273
Foreign currency and other income (expense)	(60)		5	(97)		8
Total other income	97		146	189		281
Income (loss) before income tax provision from continuing operations	13,214		6,450	6,602		(2,937)
Income tax provision	-		(1,815)	-		(259)
Net income (loss) from continuing operations	13,214		4,635	6,602		(3,196)

Discontinued operations:
Loss from discontinued segment	-		(9,830)	-		(9,494)
Income tax benefit	-		1,010	-		954
Net loss from discontinued operations	-		(8,820)	-		(8,540)

Net Income (Loss)	$13,214		$(4,185)	$6,602		$(11,736)

Weighted-average common shares outstanding - basic	17,298		17,047	17,291		16,789
Weighted-average common shares outstanding - diluted	17,377		17,159	17,423		16,789
Discontinued operations weighted-average common shares outstanding - basic and diluted	n/	a	16,823	n/	a	16,789

Net income (loss) from continuing operations per share - basic	$0.76		$0.27	$0.38		$(0.19)
Net income (loss) from continuing operations per share - diluted	$0.76		$0.27	$0.38		$(0.19)

Net loss from discontinued operations per share - basic and diluted	$-		$(0.52)	$-		$(0.51)

Total net income (loss) per share - basic and diluted	$0.76		$(0.25)	$0.38		$(0.70)

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
For the three and six months ended June 30, 2015 and 2014
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income (loss)	$13,214	$(4,185)	$6,602	$(11,736)
Unrealized gain on foreign currency exchange contracts, net of income tax provision of $0, ($69), $0 and $0	1,814	229	922	357
Unrealized gain (loss) on available-for-sale securities, net of income tax benefit of $0, $62, $0 and $0	(252)	153	(322)	267
Comprehensive income (loss)	$14,776	$(3,803)	$7,202	$(11,112)

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended June 30, 2015 and 2014
(in thousands)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$6,602	$(11,736)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,100	2,977
Stock-based compensation	466	1,168
Deferred income tax benefit	-	(805)
Gain on foreign currency exchange contracts	(99)	-
Impairment and loss on sale of discontinued operations	-	9,711
Loss on disposition and impairment of property and equipment, other assets	390	2,000
Program merchandise writedown	-	554
Excess tax shortfall from stock-based compensation	-	109
Change in assets and liabilities:
Accounts receivable and other assets	261	368
Prepaid program costs and expenses	(10,868)	(11,403)
Accounts payable, accrued expenses, and other current liabilities	1,822	3,542
Participants’ deposits	10,145	16,503
Net cash provided by operating activities	9,819	12,988

Cash flows from investing activities:
Purchase of available-for-sale securities	(14,783)	(24,517)
Proceeds from sale of available-for-sale securities	10,000	13,861
Purchase of property and equipment	(488)	(952)
Proceeds from sale of property and equipment	30	-
Purchase of intangibles	-	(146)
Proceeds from sale of BookRags, Inc.	400	-
Net cash used in investing activities	(4,841)	(11,754)

Cash flows from financing activities:
Repurchase of common stock	(51)	(186)
Excess tax shortfall from stock-based compensation	-	(109)
Net cash used in financing activities	(51)	(295)

Net increase in cash and cash equivalents	4,927	939
Cash and cash equivalents, beginning of period	2,002	9,473
Cash and cash equivalents, end of period	$6,929	$10,412

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Ambassadors Group, Inc. (the “Company”, “we”, “us” or “our”) is an educational company primarily engaged in organizing and promoting differentiated worldwide travel programs for students and professionals.  On July 13, 2015, we announced our plan to cease operations and close our student and adult travel business by the end of 2015. On August 11, 2015, our board of directors reached the conclusion that it is in the best interests of the shareholders to dissolve and liquidate the Company, subject to shareholder approval. For additional information, see Note 12 of Notes to Consolidated Financial Statements.

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

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being materially misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2015 are not indicative of the results that may be expected for the year ending December 31, 2015.

It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

As noted above, on July 13, 2015, we announced our plan to cease operations and close our student and adult travel business by the end of 2015, and on August 11, 2015, our board of directors approved dissolution of the Company, subject to shareholder approval .  Assuming our plan of liquidation is approved by our shareholders in the third quarter of 2015, we will apply liquidation accounting.  For additional information, see Note 12 of Notes to Consolidated Financial Statements.

3. Recent Accounting Pronouncements

Management has assessed the impact of recently issued, but not yet effective, accounting standards and determined that the provisions are either not applicable to us, or are not anticipated to have a material impact on our consolidated financial statements.

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

The below tables summarize the composition of our investments at June 30, 2015 and December 31, 2014 (in thousands).  For both periods, all investments have been recorded to short-term available-for-sale securities on the consolidated balance sheet.

June 30, 2015	Amortized Cost	Unrealized Losses	Aggregate Fair Value
Short term municipal securities funds[1]	$64,302	$(340)	$63,962
Total	$64,302	$(340)	$63,962

December 31, 2014	Amortized Cost	Unrealized Losses	Aggregate Fair Value
Short term municipal securities funds[1]	$59,520	$(18)	$59,502
Total	$59,520	$(18)	$59,502

1 Do not have a set maturity date.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables detail the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at June 30, 2015 and December 31, 2014 (in thousands):

		Fair Value Measurements at Reporting Date Using
June 30, 2015	Fair Market Value	Level 1	Level 2	Level 3
Financial assets:
Municipal securities[1]	63,962	63,962	-	-
Foreign currency exchange contracts	2	-	2	-
Total financial assets	$63,964	$63,962	$2	$-
Financial liabilities:
Foreign currency exchange contracts	326	-	326	-
Total financial liabilities	$326	$-	$326	$-

December 31, 2014	Fair Market Value	Level 1	Level 2	Level 3
Financial assets:
Municipal securities[1]	59,502	59,502	-	-
Foreign currency exchange contracts	14	-	14	-
Total financial assets	$59,516	$59,502	$14	$-
Financial liabilities:
Foreign currency exchange contracts	1,359	-	1,359	-
Total financial liabilities	$1,359	$-	$1,359	$-

1 At June 30, 2015 and December 31, 2014, municipal securities consisted solely of holdings in short-term municipal security funds.

Municipal securities are classified as Level 1 assets because market prices are readily available for these investments. Level 2 financial assets and liabilities represent the fair value of our foreign currency exchange contracts that were valued using pricing models that take into account the contract terms, as well as multiple inputs where applicable, such as currency rates.

5. Derivative Financial Instruments

The majority of our travel programs take place outside of the United States, and most foreign suppliers require payment in currency other than the U.S. dollar. Accordingly, we are exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar for our non-directly delivered programs. We use forward contracts that allow us to acquire foreign currency at a fixed price for a specified point in time to provide a hedge against foreign currency risk. All of our derivatives are cash flow hedges and at June 30, 2015, all contracts qualified for cash flow hedge accounting.

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

At June 30, 2015, the following forward contracts were outstanding (in thousands):

	Notional Amount	Matures
Forward contracts:
Australian dollar	700	July 2015
Euro	1,705	July 2015
British pound	420	July 2015
New Zealand dollar	50	July 2015

The fair value of our forward contracts were as follows (in thousands):

	June 30, 2015
	Derivatives designated as hedging instruments		Total Net
	Assets	Liabilities	Liabilities
Forward contracts	$2	$326	$324

	December 31, 2014
	Derivatives designated as hedging instruments		Total Net
	Assets	Liabilities	Liabilities
Forward contracts	$14	$1,359	$1,345

The net asset and liability derivatives at June 30, 2015 and December 31, 2014 are reported in the consolidated balance sheets as current and long-term foreign currency exchange contracts.

6. Accumulated Other Comprehensive Income (Loss)

Unrealized gains or losses related to derivative securities are recorded in accumulated other comprehensive income (loss) (“AOCI”). The change in unrealized gains or losses related to derivative securities are recorded in other comprehensive income (loss) net of income taxes in the period the change occurred. When derivative securities designated as cash flow hedges are used to pay vendors, the effective portion of the hedge is reclassified into the statement of operations and recorded in net revenue, non-directly delivered programs.

Unrealized gains or losses related to available-for-sale securities are recorded in AOCI. The change in unrealized gains or losses related to available-for-sale securities are recorded in other comprehensive income net of income taxes in the period the change occurred. When securities are sold and a realized gain or loss is recognized, the amount is reclassified from AOCI to the statement of operations and recorded in interest and dividend income. During the six months ended June 30, 2015 and 2014, there were no realized gains or losses recognized in the statement of operations for the sale of investments.

For the three and six months ended June 30, 2015 and 2014, a summary of AOCI balances and gains (losses) recognized in OCI are as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Derivative Securities		Available-for-sale securities
	Three months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$(2,034)	$(65)	$95	$(243)
Change before reclassification	1,814	185	(252)	83
Reclassification into net revenue, non-directly delivered programs	-	(24)	-	-
Reclassification into interest and dividend income				8
Effect of incomes taxes	-	69	-	62
Other comprehensive income (loss), net of income taxes	1,814	230	(252)	153
Balance, end of period	$(220)	$165	$(157)	$(90)

	Accumulated Other Comprehensive Income (Loss)
	Derivative Securities		Available-for-sale securities
	Six months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$(1,142)	$(192)	$165	$(357)
Change before reclassification	1,021	381	(322)	259
Reclassification into net revenue, non-directly delivered programs	(99)	(24)	-	-
Reclassification into interest and dividend income	-	-	-	8
Effect of incomes taxes	-	-	-	-
Other comprehensive income (loss), net of income taxes	922	357	(322)	267
Balance, end of period	$(220)	$165	$(157)	$(90)

7. Stock-Based Compensation

Under our Stock Incentive Plan (the “Plan”), we may grant stock-based incentive compensation awards to eligible employees and non-employee directors in the form of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, restricted stock units awards, stock appreciation rights, tandem stock appreciation rights, unrestricted stock awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant. As of June 30, 2015, we had 1,622,590 shares authorized under the Plan available for future stock-based compensation.

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

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  Option valuation models require the input of highly subjective assumptions, particularly for the expected term and stock price volatility. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience. Our employee stock options do not trade on a secondary exchange; therefore, employees do not derive a benefit from holding stock options unless there is an appreciation in the market price of our stock above the grant price. Such an increase in stock price would benefit all shareholders commensurately.  No stock options were granted during the first six months of 2015.

A summary of option activity under the Plan as of June 30, 2015, and the changes during the six months then ended is presented below:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Outstanding at December 31, 2014	551,409	$6.05
Granted	-	-
Forfeited / Expired	(178,589)	5.75
Exercised	-	-
Outstanding at June 30, 2015	372,820	$6.20	7.26
Exercisable at June 30, 2015	227,969	$7.47	6.53

During the three and six months ended June 30, 2015, the total intrinsic value of stock options exercised was zero and the total fair value of options which vested was zero. During the three and six months ended June 30, 2014, the total intrinsic value of stock options exercised was zero and the total fair value of options which vested was $0.7 million. The aggregate intrinsic value of outstanding and exercisable stock options was zero, based on our $2.44 closing stock price at June 30, 2015.

Compensation expense recognized in the consolidated statement of operations for stock options was $40 thousand and $0.3 million for the three months ended June 30, 2015 and 2014, respectively, before the effect of income taxes. Compensation expense recognized in the consolidated statement of operations for stock options was $77 thousand and $0.4 million for the six months ended June 30, 2015 and 2014, respectively, before the effect of income taxes.

As of June 30, 2015, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $0.1 million.

Restricted Stock Grants

Under the terms of the Plan, restricted stock awards and restricted stock units are granted by the Compensation Committee on the same terms as options. The Compensation Committee also establishes the vesting period of the awards.  The fair value of restricted stock awards and restricted stock units are based on the market price of our shares on the grant date.

A summary of the activity of non-vested restricted stock awards and restricted stock units under the Plan as of June 30, 2015, and the changes during the six months then ended is presented below:

	Restricted Stock Awards			Restricted Stock Units
	Restricted Stock Awards	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (years)	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (years)
Balance at December 31, 2014	341,637	$2.83		82,572	$4.17
Granted	31,251	-		165,000	2.55
Forfeited	(97,210)	5.21		(95,836)	3.22
Vested	(32,294)	2.72		(35,726)	3.08
Balance at June 30, 2015	243,384	$2.60	1.24	116,010	$2.98	1.83

At June 30, 2015, the aggregate value of non-vested restricted stock awards and restricted stock units was $0.6 million and $0.3 million, respectively, before applicable income taxes, based on a $2.44 closing stock price.  During the six months ended June 30, 2015 and 2014, the weighted-average grant date fair value of restricted stock awards which vested was $0.1 million and $0.9 million, respectively. Compensation expense recognized in the consolidated statement of operations for restricted stock awards and units was $0.3 million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively, before the effect of income taxes.

As of June 30, 2015, total unrecognized stock-based compensation expense related to restricted stock awards and restricted stock units was approximately $0.5 million and $0.3 million, respectively.

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

A summary of the activity of performance stock units under the Plan as of June 30, 2015, and the changes during the six months then ended is presented below:

	Performance Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (years)
Balance at December 31, 2014	229,315	$2.50
Granted	165,000	2.55
Forfeited	(90,798)	2.77
Vested	-	-
Balance at June 30, 2015	303,517	$2.40	2.42

Performance stock units outstanding on June 30, 2015 are payable upon the achievement of certain internal metrics over various performance periods. Compensation expense recognized on the consolidated statement of operations for performance stock awards was $0.1 million for the six months ended June 30, 2015.  No compensation expense was recorded during the comparable 2014 period.  As of June 30, 2015, there was $0.5 million of unrecognized compensation expense related to unvested performance share unit awards.

8. Discontinued Operations

In September 2014, we consummated the sale of BookRags for $5.0 million.  All activities related to BookRags have been reflected as discontinued operations on our consolidated financial statements for the period ended June 30, 2014.  There were no discontinued operations for the three or six month periods ending June 30, 2015.

The following table summarizes the results of discontinued operations for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Total revenue	$-	$1,055	$-	$2,063
Gross margin	$-	$937	$-	$1,813
Selling & marketing expenses	$-	$332	$-	$653
General & administrative expenses	$-	$203	$-	$422
Restructuring costs	$-	$10,233	$-	$10,233
Operating loss from discontinued operations	$-	$(9,830)	$-	$(9,494)
Income tax benefit on discontinued operations	$-	$1,010	$-	$984
Net loss from discontinued operations	$-	$(8,820)	$-	$(8,540)

9. Net Income (Loss) and Income (Loss) per Share

The following table presents a reconciliation of basic and diluted income (loss) per share computations (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Numerator:
Income (loss) from continuing operations	$13,214	$4,635	6,602	(3,196)
Loss from discontinued operations	-	(8,820)	-	(8,540)
Net income (loss)	$13,214	$(4,185)	$6,602	$(11,736)

Denominator:
Weighted-average shares outstanding	17,028	16,823	16,990	16,789
Effect of unvested restricted stock awards considered participating securities	270	224	301	-
Weighted-average shares outstanding - basic	17,298	17,047	17,291	16,789
Effect of diluted restricted stock and performance share awards	79	112	132	-
Weighted-average shares outstanding – diluted	17,377	17,159	17,423	16,789

Income (loss) from continuing operations - basic	0.76	0.27	0.38	(0.19)
Loss from discontinued operations - basic	-	(0.52)	-	(0.51)
Net income (loss) per share - basic	$0.76	$(0.25)	$0.38	$(0.70)

Income (loss) from continuing operations - diluted	0.76	0.27	0.38	(0.19)
Loss from discontinued operations - diluted	-	(0.52)	-	(0.51)
Net income (loss) per share - diluted	$0.76	$(0.25)	$0.38	$(0.70)

Stock options, restricted stock units, restricted stock awards, and performance share awards excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive	443	774	447	799

10. Supplemental Disclosures of Consolidated Statements of Cash Flows

Our non-cash investing and financing activities during the six months ended June 30, 2015 and 2014 were as follows (in thousands):

	June 30, 2015	June 30, 2014
Unrealized gain on foreign currency exchange contracts	$1,021	$357
Unrealized gain (loss) on available-for-sale securities	$(322)	$267

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

Our directors and officers have certain rights to indemnification by us against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which covers certain liabilities arising from our obligation to indemnify our directors and officers and former directors in certain circumstances. No material indemnification liabilities were accrued at June 30, 2015.

12.  Subsequent Events

On July 13, 2015, we announced our plan to cease operations and close our student and adult travel business by the end of 2015. On August 11, 2015, our board of directors reached the conclusion that it is in the best interests of the shareholders to dissolve and liquidate the Company, subject to shareholder approval. The dissolution was unanimously approved by the board of directors and is subject to shareholder approval.

Over the past several years, we have experienced declining revenues and declining travelers and have explored strategic alternatives and alternative marketing models.  We have also been engaged in a lengthy and intensive evaluation of potential strategic alternatives in order to preserve and maximize shareholder value.  Those potential alternatives included pursuing a strategic transaction with a third party, such as a merger or sale, and dissolving the Company, winding down our remaining operations and distributing net assets to shareholders after making appropriate reserves for liabilities and expenses.

In connection with the dissolution, we intend to distribute to shareholders all available cash other than as may be required to pay expenses and pay or make reasonable provision for known and potential claims and obligations as required by applicable law.

In a Form 8-K filed with the SEC on July 23, 2015, we disclosed our estimates of various cash and non-cash exit costs, including for severance and related compensation benefits, rent and other contract termination fees, acceleration of depreciation and other prepaid costs, and other associated costs related to its closing.  These amounts are estimated below and are not audited:

•	Approximately $1.3 million to $2.4 million in severance costs, including $0.3 million in non-cash charges for the acceleration of equity awards under the terms of existing separation agreements;
•	Non-cash charge of approximately $2.0 million in property and equipment and other asset write-downs;
•	Estimated $0.6 million to $1.3 million in various contract termination fees, ongoing maintenance expenditures, and facility and business closure expenses; and
•	Approximately $0.4 million to $0.8 million in estimated legal and other professional fees including estimated ongoing insurance costs.

We expect to recognize the majority of the charges in the third and fourth quarters of 2015, and no cost or expense associated with the business closure has been recognized in the current period financial statements.

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

Ambassadors Group, Inc. is a provider of educational travel experiences engaged in the organization and promotion of worldwide educational travel programs. On July 13, 2015, we announced our plan to cease operations and close our student and adult travel business by the end of 2015, and on August 11, 2015, our board of directors approved dissolution of the Company, subject to shareholder approval.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2015 with the Three and Six Months Ended June 30, 2014

Consolidated financial results for the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Total revenue	$19,481	$21,657	$(2,176)	-10%
Cost of goods sold	1,826	2,788	(962)	-35%
Gross margin	17,655	18,869	(1,214)	-6%
Selling and marketing expenses	3,064	5,827	(2,763)	-47%
General and administrative expenses	1,429	3,307	(1,878)	-57%
Restructuring costs	-	1,431	(1,431)	-100%
Asset impairments	45	2,000	(1,955)	-98%
Operating income	13,117	6,304	6,813	108%
Other income	97	146	(49)	-34%
Income before income tax provision	13,214	6,450	6,764	105%
Income tax provision	-	(1,815)	1,815	100%
Net income from continuing operations	$13,214	$4,635	$8,579	185%
Net loss from discontinued operations	$-	$(8,820)	8,820	100%

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Total revenue	$19,751	$22,046	$(2,295)	-10%
Cost of goods sold	1,954	2,997	(1,043)	-35%
Gross margin	17,797	19,049	(1,252)	-7%
Selling and marketing expenses	7,593	12,500	(4,907)	-39%
General and administrative expenses	3,746	6,228	(2,482)	-40%
Restructuring costs	-	1,539	(1,539)	-100%
Asset impairments	45	2,000	(1,955)	-98%
Operating income (loss)	6,413	(3,218)	9,631	299%
Other income	189	281	(92)	-33%
Income (loss) before income tax provision	6,602	(2,937)	9,539	325%
Income tax provision	-	(259)	259	100%
Net income (loss) from continuing operations	$6,602	$(3,196)	$9,798	307%
Net loss from discontinued operations	$-	$(8,540)	8,540	100%

During the second quarter of 2015, we traveled 7,142 delegates compared to 8,720 delegates during the prior year quarter primarily due to lower delegates traveled on our core Student Ambassadors programs.  In total, we anticipate travelling approximately 13,300 delegates during 2015, with 95% of the total traveled by the end of July.

Total revenue from continuing operations was $19.5 million compared to $21.7 million in the prior year quarter. Gross margin from continuing operations during the quarter was $17.7 million compared to $18.9 million in the second quarter of 2014, and gross margin percentage was 37.7 percent compared to 33.2 percent in the prior year period.  The improved gross margin percentage was primarily due to stronger foreign exchange rates compared to the prior year.  The prior year margin was also impacted negatively by an inventory write-down of $0.6 million.

During the six months ended June 30, 2015, we traveled 7,256 delegates compared to 8,903 delegates during the same period in the prior year.  Total revenue from continuing operations was $19.8 million compared to $22.0 million in the same period last year driven by the decline in travelers year-over-year.  Gross margin from continuing operations for the six months ended June 30, 2015 was $17.8 million from $19.0 million in the same period last year, with gross margin percentage at 37.7 percent compared to the prior year at 33.2 percent. The improved gross margin was due to the same factors described for the second quarter.

Second quarter operating expenses from continuing operations were $4.5 million compared to $12.6 million in the prior year period, an improvement of $8.1 million year-over-year.  The prior year period included a $2.0 million asset impairment charge and $2.1 million in restructuring costs from work force reductions and associated severance and separation expenses.  Operating expenditures during the comparable six month periods decreased $10.9 million year-over-year to $11.4 million recorded during the first six months of 2015.  Current period expenditures are lower due to less marketing spend, lower personnel expense based on headcount reductions, and lower overall spend across the organization year-over-year.

During the current three and six month periods, we did not record income tax expense as we have sufficient net operating loss carryforwards to offset against taxable income and we do not anticipate generating taxable income in excess of the amount of our available carryforwards.  The prior year periods include income tax provisions of $1.8 million for the three months ended June 30, 2014 and $0.3 million during the six month period ended June 30, 2014, respectively.

Prior to September 2014, we operated BookRags, an education oriented research website, which provided study guides, lesson plans and other educational resources to students and teachers. This wholly-owned subsidiary was sold in September 2014, and results of operations have been reflected as discontinued operations for all periods presented.

During the second quarter of 2015, we reported net income of $13.2 million, or $0.76 per diluted share, compared to a net loss of $4.2 million, or $0.25 per share, during the second quarter of 2014.  During the first six months of 2015, we reported net income of $6.6 million, or $0.38 per diluted share, compared to a net loss of $11.7 million, or $0.70 per share, in the same period in 2014.

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

Deployable Cash Reconciliation (in thousands)	Six months ended June 30,		December 31, 2014
Cash, cash equivalents and short-term available-for-sale securities	$70,891	$57,500	$61,504
Prepaid program cost and expenses	12,203	17,918	1,335
Less: Participants’ deposits	(33,306)	(42,865)	(23,161)
Less: Accounts payable / accruals / other liabilities	(4,618)	(7,248)	(2,794)
Deployable cash	$45,170	$25,305	$36,884

Free Cash Flow

Free cash flow is calculated as cash flow from operations less the purchase of property, equipment and intangible assets. Management believes this non-GAAP measure is useful to investors in understanding the cash generated or distributed within the current period for future use in operations.

Free Cash Flow Reconciliation (in thousands)	Six months ended June 30,
	2015	2014	$ Change
Net cash provided by operating activities	9,819	12,988	(3,169)
Purchase of property, equipment and intangibles	(488)	(1,098)	610
Free cash flow	$9,331	$11,890	$(2,559)

Liquidity and Capital Resources

Total assets at June 30, 2015 were $85.1 million compared to $95.9 million at June 30, 2014.  Cash, cash equivalents and short-term available-for-sale securities increased $13.4 million to $70.9 million at June 30, 2015 compared to the balance at June 30, 2014.  Long-term assets totaled $1.5 million at June 30, 2015 compared to $19.0 million at June 30, 2014, a decrease driven primarily by the sale of our corporate headquarters building during the fourth quarter of 2014 and the sale of BookRags during the third quarter of 2014.  Total liabilities were $38.3 million, including $33.3 million in participant deposits for upcoming travel.

Net cash provided by operations was $9.8 million during the six months ended June 30, 2015 compared to net cash provided by operations of $13.0 million during the six months ended June 30, 2014. This $3.2 million decrease was primarily due to lower participant deposits due to a lower delegate count compared to 2014, partially offset by improved profitability year-over-year. Net cash used in investing activities was $4.8 million during the first six months of 2015 compared to $11.8 million during the first six months of 2014.

On July 13, 2015, we announced our plan to cease operations and close our student and adult travel business by the end of 2015, and on August 11, 2015, our board of directors approved dissolution of the Company, subject to shareholder approval.  Over the past several years, we have experienced declining revenues and declining travelers and have explored strategic alternatives and alternative marketing models.  We have also been engaged in a lengthy and intensive evaluation of potential strategic alternatives in order to preserve and maximize shareholder value.

In connection with the dissolution, we intend to distribute to shareholders all available cash other than as may be required to pay expenses and pay or make reasonable provision for known and potential claims and obligations as required by applicable law.  If the proposal is approved by shareholders, we currently anticipate to make an initial liquidating distribution to shareholders of approximately $44.0 million up to $50.0 million, or between $2.50 and $2.85 per share.  We anticipate to make this initial liquidating distribution as soon as practicable following receipt of shareholder approval and filing of a certificate of dissolution.

Delaware law requires that, in connection with dissolution, our board of directors make reasonable provision for known and potential claims and obligations and maintain those reserves until resolution of such matters.  In a Form 8-K filed with the SEC on July 23, 2015, we disclosed our estimates of various cash and non-cash exit costs, including for severance and related compensation benefits, rent and other contract termination fees, acceleration of depreciation and other prepaid costs, and other associated costs related to closing.  These amounts are estimated below and are not audited:

•	Approximately $1.3 million to $2.4 million in severance costs, including $0.3 million in non-cash charges for the acceleration of equity awards under the terms of existing separation agreements;
•	Non-cash charge of approximately $2.0 million in property and equipment and other asset write-downs;
•	Estimated $0.6 million to $1.3 million in various contract termination fees, ongoing maintenance expenditures, and facility and business closure expenses; and
•	Approximately $0.4 million to $0.8 million in estimated legal and other professional fees including estimated ongoing insurance costs.

Insofar as the reserves required by applicable law exceed, in the view of the board of directors, the ultimate amounts we will likely be required to pay creditors, the board of directors believes it possible that a portion of the reserves will ultimately be distributed to shareholders.  The board of directors currently believes total aggregate distributions to shareholders could range between $44.0 million and $53.0 million, $2.50 and $3.00 per share.  The board of directors will evaluate our cash reserves on a periodic basis and will approve liquidating distributions when and as it deems appropriate.  Additional liquidating distributions will be made to the extent the required contingency reserves are released and upon non-cash assets being monetized, which would likely span a multi-year period.  Further details regarding anticipated future distributions will be disclosed in the proxy materials to be filed in connection with the special meeting.

The amount distributable to shareholders, both initially and in total, may vary substantially from the amounts currently estimated based on many factors, including the resolution of outstanding known claims and obligations, the possible assertion of claims that are currently unknown, the ability to receive reasonable value when selling or otherwise monetizing its assets, and costs incurred to wind down the business.  Further, if additional amounts are ultimately determined to be necessary to satisfy or make provision for any of these obligations, shareholders may receive substantially less than the current estimates.

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

(a) Evaluation of disclosure controls and procedures

As of June 30, 2015, the end of the period covered by this report, our chief executive officer and principal finance and accounting officer reviewed, evaluated and concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were effective.  These controls and procedures are designed to ensure information required to be disclosed in our Form 10-Q filed or submitted under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and has been accumulated and communicated to our management including our interim chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

In the six months ended June 30, 2015, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On various dates between May 2004 and May 2011, our Board of Directors authorized the repurchase of shares of our Common Stock in the open market or through private transactions (the “Repurchase Plan”). During the quarter ended June 30, 2015, there were no shares repurchased under the Repurchase Plan. As of June 30, 2015, approximately $13.1 million was available to repurchase shares of our Common Stock under the Repurchase Plan.

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

AMBASSADORS GROUP, INC.

Date: August 14, 2015	By:	/s/ PHILIP B. LIVINGSTON
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