Form 10-Q
period 2015-09-30
AMBASSADORS GROUP INC
filed 2015-11-16
CIK 1162315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to                     .

Commission file number 0-33347

Ambassadors Group, Inc.

 (Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	91-1957010 (I.R.S. Employer Identification No.)

157 S. Howard, Suite 601 Spokane, WA (Address of Principal Executive Offices)	99201 (Zip Code)

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

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of the close of business on October 23, 2015 was 17,575,337.

AMBASSADORS GROUP, INC.
FORM 10-Q QUARTERLY REPORT

PART I
FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of September 30, 2015 and December 31, 2014
(in thousands, except share and per share data)

	UNAUDITED September 30, 2015	AUDITED December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,449	$2,002
Restricted cash	-	400
Available-for-sale securities	54,158	59,502
Prepaid program costs and expenses	772	1,335
Accounts receivable	179	666
Total current assets	56,558	63,905
Property and equipment, net	-	2,429
Goodwill	-	70
Other long-term assets	-	81
Total assets	$56,558	$66,485

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$2,088	$2,794
Participants’ deposits	1,913	23,161
Foreign currency exchange contracts	-	1,345
Deferred tax liabilities	-	18
Other liabilities	1	1
Total current liabilities	4,002	27,319
Deferred tax liabilities	-	6
Total liabilities	4,002	27,325

Commitments and Contingencies (Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.01 par value; 50,000,000 shares authorized; 17,575,337 and 17,286,449 shares issued and outstanding, respectively	175	173
Additional paid-in capital	2,818	1,630
Retained earnings	49,665	38,334
Accumulated other comprehensive loss	(102)	(977)
Stockholders’ equity	52,556	39,160
Total liabilities and stockholders’ equity	$56,558	$66,485

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three and nine months ended September 30, 2015 and 2014
(in thousands, except per share amounts)

	Three months ended September 30			Nine months ended September 30
	2015		2014	2015		2014
Net revenue, non-directly delivered programs	$8,090		$10,818	$24,708		$29,027
Gross revenue, directly delivered programs	6,050		5,896	9,183		9,734
Total revenue	14,140		16,714	33,891		38,761
Cost of sales, directly delivered programs	3,151		3,372	5,105		5,816
Cost of sales, program merchandise markdown	-		-	-		554
Gross margin	10,989		13,342	28,786		32,391
Operating expenses:
Selling and marketing	1,784		8,369	9,378		20,868
General and administrative	2,186		2,418	5,932		8,647
Restructuring costs	-		217	-		1,756
Asset impairments	1,456		350	1,501		2,350
Total operating expenses	5,426		11,354	16,811		33,621
Operating income (loss)	5,563		1,988	11,975		(1,230)
Other income:
Interest and dividend income	142		84	428		356
Foreign currency and other income (expense)	-		(2)	(97)		6
Total other income	142		82	331		362
Income (loss) before income tax provision from continuing operations	5,705		2,070	12,306		(868)
Income tax provision	(975)		(158)	(975)		(416)
Net income (loss) from continuing operations	4,730		1,912	11,331		(1,284)

Discontinued operations:
Income (loss) from discontinued segment	-		196	-		(9,298)
Income tax benefit	-		230	-		1,184
Net income (loss) from discontinued operations	-		426	-		(8,114)

Net Income (Loss)	$4,730		$2,338	$11,331		$(9,398)

Weighted-average common shares outstanding - basic	17,378		17,041	17,321		16,827
Weighted-average common shares outstanding - diluted	17,378		17,046	17,321		16,827

Net income (loss) from continuing operations per share - basic and diluted	$0.27		$0.11	$0.65		$(0.08)

Net income (loss) from discontinued operations per share - basic and diluted	n/	a	$0.03	n/	a	$(0.48)

Total net income (loss) per share - basic and diluted	$0.27		$0.14	$0.65		$(0.56)

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
For the three and nine months ended September 30, 2015 and 2014
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income (loss)	$4,730	$2,338	$11,331	$(9,398)
Unrealized gain on foreign currency exchange contracts	220	(685)	1,142	(329)
Unrealized gain (loss) on available-for-sale securities	55	(2)	(267)	265
Comprehensive income (loss)	$5,005	$1,651	$12,206	$(9,462)

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30, 2015 and 2014
(in thousands)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$11,331	$(9,398)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,192	4,497
Stock-based compensation	1,302	1,305
Deferred income tax benefit	(127)	(877)
Gain on foreign currency exchange contracts	(99)	-
Impairment and loss on sale of discontinued operations	-	9,676
Loss on disposition and impairment of property and equipment, other assets	1,840	2,364
Program merchandise writedown	-	554
Excess tax shortfall from stock-based compensation	-	109
Change in assets and liabilities:
Accounts receivable and other assets	487	663
Prepaid program costs and expenses	563	3,890
Accounts payable, accrued expenses, and other current liabilities	(707)	2,374
Participants’ deposits	(21,248)	(16,869)
Net cash used in operating activities	(5,466)	(1,712)

Cash flows from investing activities:
Purchase of available-for-sale securities	(4,923)	(29,733)
Proceeds from sale of available-for-sale securities	10,000	22,582
Purchase of property and equipment	(488)	(1,202)
Proceeds from sale of property and equipment	36	28
Purchase of intangibles	-	(189)
Proceeds from sale of BookRags, Inc.	400	4,600
Net cash provided by (used in) investing activities	5,025	(3,914)

Cash flows from financing activities:
Repurchase of common stock	(112)	(188)
Excess tax shortfall from stock-based compensation	-	(109)
Net cash used in financing activities	(112)	(297)

Net decrease in cash and cash equivalents	(553)	(5,923)
Cash and cash equivalents, beginning of period	2,002	9,473
Cash and cash equivalents, end of period	$1,449	$3,550

The accompanying notes are an integral part of the consolidated financial statements.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

For many years, Ambassadors Group, Inc. (the “Company”, “we”, “us” or “our”) provided educational travel programs for students and adults.  On July 13, 2015, we announced our plan to cease operations and close our student and adult travel business by the end of 2015.  On October 13, 2015, our stockholders approved the dissolution of the Company, and on October 23, 2015, the Company was dissolved and our stock was delisted from trading on NASDAQ.  For additional information, see Note 12 of Notes to Consolidated Financial Statements.

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

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being materially misleading. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2015 are not indicative of the results that may be expected for the year ending December 31, 2015.

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

The below tables summarize the composition of our investments at September 30, 2015 and December 31, 2014 (in thousands).  For both periods, all investments have been recorded to short-term available-for-sale securities on the consolidated balance sheet.

September 30, 2015	Amortized Cost	Unrealized Losses	Aggregate Fair Value
Short term municipal securities funds[1]	$54,443	$(285)	$54,158
Total	$54,443	$(285)	$54,158

December 31, 2014	Amortized Cost	Unrealized Losses	Aggregate Fair Value
Short term municipal securities funds[1]	$59,520	$(18)	$59,502
Total	$59,520	$(18)	$59,502

[1]	Do not have a set maturity date.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables detail the fair value measurements of assets and liabilities within the three levels of the fair value hierarchy at September 30, 2015 and December 31, 2014 (in thousands):

September 30, 2015	Fair Market Value	Level 1	Level 2	Level 3
Financial assets:
Municipal securities[1]	54,158	54,158	-	-
Total financial assets	$54,158	$54,158	$-	$-

December 31, 2014	Fair Market Value	Level 1	Level 2	Level 3
Financial assets:
Municipal securities[1]	59,502	59,502	-	-
Foreign currency exchange contracts	14	-	14	-
Total financial assets	$59,516	$59,502	$14	$-
Financial liabilities:
Foreign currency exchange contracts	1,359	-	1,359	-
Total financial liabilities	$1,359	$-	$1,359	$-

[1]	At September 30, 2015 and December 31, 2014, municipal securities consisted solely of holdings in short-term municipal security funds.

Municipal securities are classified as Level 1 assets because market prices are readily available for these investments. Level 2 financial assets and liabilities represent the fair value of our foreign currency exchange contracts that were valued using pricing models that take into account the contract terms, as well as multiple inputs where applicable, such as currency rates.

On July 13, 2015, we announced our plan to cease operations and close our student and adult travel business by the end of 2015. As a result, during the third quarter of 2015 we performed an impairment analysis that resulted in us lowering the carrying value of all remaining property and equipment to zero. During the third quarter of 2015, the Company recorded an asset impairment charge of $1.5 million, which was classified as an asset impairment cost on the consolidated statement of operations.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Derivative Financial Instruments

The majority of our travel programs historically took place outside of the United States, and most foreign suppliers required payment in currency other than the U.S. dollar. Accordingly, we have been exposed to foreign currency risk relative to changes in foreign currency exchange rates between those currencies and the U.S. dollar for our non-directly delivered programs. We have used forward contracts that allow us to acquire foreign currency at a fixed price for a specified point in time to provide a hedge against foreign currency risk. There were no derivative financial instruments outstanding at September 30, 2015.

For derivative instruments that were designated and qualified as a cash flow hedge, the effective portion of the gain or loss on the derivative was reported as a component of other comprehensive income or loss and reclassified into earnings in the same period during which the hedged transaction is recognized in earnings; primarily during the second and third quarters of the year when our student travel programs occurred. Gains or losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness were recognized in current earnings.

The fair value of our forward contracts at December 31, 2014 was as follows (in thousands):

	December 31, 2014
	Derivatives designated as hedging instruments		Total Net
	Assets	Liabilities	Liabilities
Forward contracts	$14	$1,359	$1,345

The net asset and liability derivatives at December 31, 2014 were reported in the consolidated balance sheets as current and long-term foreign currency exchange contracts.

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

Unrealized gains or losses related to available-for-sale securities are recorded in AOCI. The change in unrealized gains or losses related to available-for-sale securities are recorded in other comprehensive income net of income taxes in the period the change occurred. When securities are sold and a realized gain or loss is recognized, the amount is reclassified from AOCI to the statement of operations and recorded in interest and dividend income. During the nine months ended September 30, 2015 and 2014, there were no realized gains or losses recognized in the statement of operations for the sale of investments.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the three and nine months ended September 30, 2015 and 2014, a summary of AOCI balances and gains (losses) recognized in OCI are as follows (in thousands):

	Accumulated Other Comprehensive Income (Loss)
	Derivative Securities		Available-for-sale securities
	Three months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014
Balance, beginning of period	$(220)	$164	$(157)	$(90)
Change before reclassification	220	(690)	55	12
Reclassification into net revenue, non-directly delivered programs	-	5	-	-
Reclassification into interest and dividend income	-	-	-	(14)
Effect of incomes taxes	-	-	-	-
Other comprehensive income (loss), net of income taxes	220	(685)	55	(2)
Balance, end of period	$-	$(521)	$(102)	$(91)

	Accumulated Other Comprehensive Income (Loss)
	Derivative Securities		Available-for-sale securities
	Nine months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Balance, beginning of period	$(1,142)	$(192)	$165	$(357)
Change before reclassification	1,241	(310)	(267)	272
Reclassification into net revenue, non-directly delivered programs	(99)	(19)	-	-
Reclassification into interest and dividend income	-	-	-	(6)
Effect of incomes taxes	-	-	-	-
Other comprehensive income (loss), net of income taxes	1,142	(329)	(267)	266
Balance, end of period	$-	$(521)	$(102)	$(91)

7. Stock-Based Compensation

Under our former Stock Incentive Plan (the “Plan”), stock-based incentive compensation awards were granted to eligible employees and non-employee directors in the form of distribution equivalent rights, incentive stock options, non-qualified stock options, performance share awards, performance unit awards, restricted stock awards, restricted stock units awards, stock appreciation rights, tandem stock appreciation rights, unrestricted stock awards or any combination of the foregoing, as may be best suited to the circumstances of the particular employee, director or consultant.  All stock-based incentive compensation awards were granted by the Compensation Committee of the Board of Directors.

In connection with the Company’s dissolution on October 23, 2015, the Plan was terminated and no shares remain outstanding or available for future stock-based compensation.  In addition, all unexercised stock options issued under the Plan and previous incentive plans were terminated.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Options

A summary of option activity under the Plan as of September 30, 2015, and the changes during the nine months then ended is presented below.  No stock options were granted during the first nine months of 2015.

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Outstanding at December 31, 2014	551,409	$6.05
Granted	-	-
Forfeited / Expired	(324,885)	6.08
Exercised	-	-
Outstanding at September 30, 2015	226,524	$5.95	7.05
Exercisable at September 30, 2015	165,081	$6.71	6.61

During the three and nine months ended September 30, 2015, the total intrinsic value of stock options exercised was zero and the total fair value of options which vested was zero. During the three and nine months ended September 30, 2014, the total intrinsic value of stock options exercised was zero and the total fair value of options which vested was $0.8 million. The aggregate intrinsic value of outstanding and exercisable stock options was zero, based on our $2.72 closing stock price at September 30, 2015.

Compensation expense recognized in the consolidated statement of operations for stock options was $49 thousand and $0.1 million for the three months ended September 30, 2015 and 2014, respectively, before the effect of income taxes. Compensation expense recognized in the consolidated statement of operations for stock options was $0.1 million and $0.5 million for the nine months ended September 30, 2015 and 2014, respectively, before the effect of income taxes.

As of September 30, 2015, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $0.1 million.

Restricted Stock Grants

A summary of the activity of non-vested restricted stock awards and restricted stock units under the Plan as of September 30, 2015, and the changes during the nine months then ended is presented below:

	Restricted Stock Awards			Restricted Stock Units
	Restricted Stock Awards	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (years)	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (years)
Balance at December 31, 2014	341,637	$2.83		82,572	$4.17
Granted	31,251	2.56		165,000	2.55
Forfeited	(33,971)	5.06		(122,226)	3.30
Vested	(140,646)	3.01		(105,208)	2.88
Balance at September 30, 2015	198,271	$2.29	1.05	20,138	$2.90	1.56

At September 30, 2015, the aggregate value of non-vested restricted stock awards and restricted stock units was $0.5 million and $0.1 million, respectively, before applicable income taxes, based on a $2.72 closing stock price.  Compensation expense recognized in the consolidated statement of operations for restricted stock awards and units was $0.6 million and $0.8 million for the nine months ended September 30, 2015 and 2014, respectively, before the effect of income taxes.

As of September 30, 2015, total unrecognized stock-based compensation expense related to restricted stock awards and restricted stock units was approximately $0.4 million and $49 thousand, respectively.

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In connection with the terms of executive separation agreements and the Company’s dissolution on October 23, 2015, 214,461 restricted stock awards and units vested and all other remaining shares outstanding were cancelled.

Performance Stock Awards

Performance stock awards are based on achieving key internal metrics measured at the end of each fiscal year over a three year performance period. If performance objectives are achieved as determined by the Compensation Committee, common stock is granted. The fair value of these awards is determined on the date of grant based on our share price.  A summary of the activity of performance stock units under the Plan as of September 30, 2015, and the changes during the nine months then ended is presented below:

	Performance Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (years)
Balance at December 31, 2014	229,315	$2.50
Granted	165,000	2.55
Forfeited	(173,074)	2.80
Vested	-	-
Balance at September 30, 2015	221,241	$2.30	2.19

Compensation expense recognized on the consolidated statement of operations for performance stock awards was $0.1 million for the nine months ended September 30, 2015.  No compensation expense was recorded during the comparable 2014 period.  As of September 30, 2015, there was $0.4 million of unrecognized compensation expense related to unvested performance share unit awards.

In connection with the Company’s dissolution on October 23, 2015 and at the discretion of the Compensation Committee, 115,000 performance stock awards vested and all other remaining shares outstanding were cancelled.

8. Discontinued Operations

In September 2014, we consummated the sale of BookRags for $5.0 million.  All activities related to BookRags have been reflected as discontinued operations on our consolidated financial statements for the period ended September 30, 2014.  There were no discontinued operations for the three or nine month periods ending September 30, 2015.

The following table summarizes the results of discontinued operations for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Total revenue	$-	$545	$-	$2,608
Gross margin	$-	$472	$-	$2,285
Selling & marketing expenses	$-	$(53)	$-	$(706)
General & administrative expenses	$-	$(258)	$-	$(679)
Restructuring costs	$-	$-	$-	$(522)
Impairment and gain (loss) on sale of discontinued operations	$-	$35	$-	$(9,676)
Operating income (loss) from discontinued operations	$-	$196	$-	$(9,298)
Income tax benefit on discontinued operations	$-	$230	$-	$1,184
Net income (loss) from discontinued operations	$-	$426	$-	$(8,114)

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Net Income (Loss) and Income (Loss) per Share

The following table presents a reconciliation of basic and diluted income (loss) per share computations (in thousands, except per share data):

`	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Numerator:
Income (loss) from continuing operations	$4,730	$1,912	11,331	(1,284)
Income (loss) from discontinued operations	-	426	-	(8,114)
Net income (loss)	$4,730	$2,338	$11,331	$(9,398)

Denominator:
Weighted-average shares outstanding	16,840	16,903	16,617	16,827
Effect of unvested restricted stock awards considered participating securities	538	138	704	-
Weighted-average shares outstanding - basic	17,378	17,041	17,321	16,827
Effect of diluted restricted stock	-	5	-	-
Weighted-average shares outstanding – diluted	17,378	17,046	17,321	16,827

Income (loss) from continuing operations - basic	0.27	0.11	0.65	(0.08)
Loss from discontinued operations - basic	-	0.03	-	(0.48)
Net income (loss) per share - basic	$0.27	$0.14	$0.65	$(0.56)

Income (loss) from continuing operations - diluted	0.27	0.11	0.65	(0.08)
Loss from discontinued operations - diluted	-	0.03	-	(0.48)
Net income (loss) per share - diluted	$0.27	$0.14	$0.65	$(0.56)

Stock options, restricted stock units, restricted stock awards, and performance share awards excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive	227	658	227	751

10. Supplemental Disclosures of Consolidated Statements of Cash Flows

Our non-cash investing and financing activities during the nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	September 30, 2015	September 30, 2014
Unrealized income (loss) on foreign currency exchange contracts	$1,345	$(329)
Unrealized gain (loss) on available-for-sale securities	$(267)	$265

AMBASSADORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.  Commitments and Contingencies

On October 8, 2015, a lawsuit was filed against the Company and Ambassador Programs, Inc. in the State of Missouri, docketed as People to People International v. Ambassadors Group, Inc. and Ambassador Programs, Inc., Case No. 1516-CV21344.  The lawsuit alleges, among other things, that defendants breached Ambassador Programs, Inc.’s student and adult travel and exchange agreements with People to People International when the Company declared in its press release dated July 13, 2015 that it will cease operations and close its student and adult travel business by the end of 2015, and that Ambassadors Programs, Inc. further breached such agreements by allegedly withholding payment of license fees otherwise earned for the 2015 travel season.  The lawsuit seeks, among other things, unspecified lost future profits through June 2020 and punitive damages for intentionally withholding the 2015 license fees, in addition to payment of plaintiff’s attorney fees and costs.  The Company believes that the lawsuit is without merit and intends to defend itself vigorously. There can be no assurance, however, with regard to the outcome.

We are not a party to any other material pending legal proceedings, other than litigation incidental to the wind down of our business, the outcome of which we believe will not have a material adverse effect on our financial condition.

We are subject to the possibility of various loss contingencies, including claims, suits and complaints, arising in connection with the wind down of our business. We consider the likelihood of loss or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.

Under our Bylaws, our directors and officers have certain rights to indemnification by us against certain liabilities that may arise by reason of their status or service as directors or officers. We maintain director and officer insurance, which covers certain liabilities arising from our obligation to indemnify our directors and officers and former directors in certain circumstances. No material indemnification liabilities were accrued at September 30, 2015.

12.  Subsequent Events

On October 13, 2015, the Company held a special meeting of stockholders (“the Special Meeting”) to seek approval for the voluntary dissolution and liquidation pursuant to a plan of dissolution and liquidation.  At the Special Meeting, the stockholders approved the voluntary dissolution and liquidation of the Company.

On October 23, 2015, the Company voluntarily delisted its common stock from NASDAQ, and at the close of business on October 23, 2015, the Company closed its stock transfer books and ceased recording transfers of shares of its common stock.  The common stock and stock certificates evidencing the shares of common stock are no longer assignable or transferable on the Company’s books.

On October 23, 2015, the Company filed a certificate of dissolution with the Delaware Secretary of State in accordance with the plan of dissolution.

In connection with stockholder approval of the dissolution of the Company, the Board of Directors approved an initial liquidating distribution of $49.8 million, or $2.85 per share of common stock.  The distribution was paid on or about October 29, 2015 to stockholders of record as of the close of business on October 23, 2015 (subject to clearance of trades effected through the close of business on October 23, 2015).

On October 20, 2015, in connection with the dissolution of the Company, Jefferson P. Gramm, Lisa O’Dell Rapuano, and Peter H. Kamin resigned as members of the Board of Directors.  Philip B. Livingston is the sole member of the Board of Directors.

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

For many years, Ambassadors Group, Inc. (the “Company”, “we”, “us” or “our”) has provided educational travel programs for students and adults.  On July 13, 2015, we announced our plan to cease operations and close our student and adult travel business by the end of 2015.  On October 13, 2015, the Company held a special meeting of stockholders (“the Special Meeting”) to seek approval for the voluntary dissolution and liquidation pursuant to a plan of dissolution and liquidation.  At the Special Meeting, the stockholders approved the voluntary dissolution and liquidation of the Company, and on October 23, 2015, the Company was dissolved.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2015 with the Three and Nine Months Ended September 30, 2014

Consolidated financial results for the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Total revenue	$14,140	$16,714	$(2,574)	-15%
Cost of goods sold	3,151	3,372	(221)	-7%
Gross margin	10,989	13,342	(2,353)	-18%
Selling and marketing expenses	1,784	8,369	(6,585)	-79%
General and administrative expenses	2,186	2,418	(232)	-10%
Restructuring costs	-	217	(217)	-100%
Asset impairments	1,456	350	1,106	316%
Operating income	5,563	1,988	3,575	180%
Other income	142	82	60	73%
Income before income tax provision	5,705	2,070	3,635	176%
Income tax provision	(975)	(158)	(817)	-517%
Net income from continuing operations	$4,730	$1,912	$2,818	147%
Net income from discontinued operations	$-	$426	$(426)	100%

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Total revenue	$33,891	$38,761	$(4,870)	-13%
Cost of goods sold	5,105	6,370	(1,265)	-20%
Gross margin	28,786	32,391	(3,605)	-11%
Selling and marketing expenses	9,378	20,868	(11,490)	-55%
General and administrative expenses	5,932	8,647	(2,715)	-31%
Restructuring costs	-	1,756	(1,756)	-100%
Asset impairments	1,501	2,350	(849)	-36%
Operating income (loss)	11,975	(1,230)	13,205	1074%
Other income	331	362	(31)	-9%
Income (loss) before income tax provision	12,306	(868)	13,174	1518%
Income tax provision	(975)	(416)	(559)	-134%
Net income (loss) from continuing operations	$11,331	$(1,284)	$12,615	982%
Net loss from discontinued operations	$-	$(8,114)	$8,114	100%

During the third quarter of 2015, we traveled 5,868 delegates compared to 6,808 delegates during the prior year quarter primarily due to lower delegates traveled on our Student Ambassadors programs.  Total revenue from continuing operations was $14.1 million compared to $16.7 million in the prior year quarter. Gross margin from continuing operations during the quarter was $11.0 million compared to $13.3 million in the third quarter of 2014, and gross margin percentage was 34.1 percent compared to 33.7 percent in the prior year period.

During the nine months ended September 30, 2015, we traveled 13,124 delegates compared to 15,711 delegates during the same period in the prior year.  Total revenue from continuing operations of $33.9 million compared to $38.8 million in the same period last year driven by the decline in travelers year-over-year.  Gross margin from continuing operations for the nine months ended September 30, 2015 was $28.8 million from $32.4 million in the same period last year, with gross margin percentage at 36.3 percent compared to the prior year at 33.4 percent.  The improved gross margin percentage is primarily due to stronger foreign exchange rates compared to the prior year.  The prior year margin was also impacted negatively by an inventory write-down of $0.6 million.

Third quarter operating expenses from continuing operations were $5.4 million compared to $11.4 million in the prior year period, an improvement of $6.0 million year-over-year.  The current period included a $1.5 million asset impairment charge and other associated expenditures, including severance and separation expenses, related to the wind-down of the business and its operations.  Operating expenditures during the comparable nine month periods decreased $16.8 million year-over-year to $16.8 million recorded during the first nine months of 2015.  Current period expenditures are lower due to actions taken in connection with downsizing the Company and ceasing our business, including less marketing spend, lower personnel expense based on headcount reductions, and lower overall spend across the organization year-over-year.

During the current three and nine month periods, we recorded income tax expense of $1.0 million related to forecasted taxable net income for the calendar year 2015.  We anticipate utilizing our full net operating loss carry forward to offset taxable income for the calendar year 2015.  The prior year periods include income tax benefits of $0.2 million for the three months ended September 30, 2014 and $0.4 million during the nine month period ended September 30, 2014, respectively.

Prior to September 2014, we operated BookRags, an education oriented research website, which provided study guides, lesson plans and other educational resources to students and teachers. This wholly-owned subsidiary was sold in September 2014, and results of operations have been reflected as discontinued operations for all periods presented.

During the third quarter of 2015, we reported net income of $4.7 million, or $0.27 per diluted share, compared to net income of $2.3 million, or $0.14 per share, during the third quarter of 2014.  During the first nine months of 2015, we reported net income of $11.3 million, or $0.65 per diluted share, compared to a net loss of $9.4 million, or $0.56 per share, in the same period in 2014.

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

Deployable Cash Reconciliation (in thousands)	September 30,		December 31,
	2015	2014	2014
Cash, cash equivalents and short-term available-for-sale securities	$55,607	$57,500	$61,504
Prepaid program cost and expenses	772	17,918	1,335
Less: Participants’ deposits	(1,913)	(42,865)	(23,161)
Less: Accounts payable / accruals / other liabilities	(2,089)	(7,248)	(2,794)

Deployable cash	$52,377	$25,305	$36,884

Free Cash Flow

Free cash flow is calculated as cash flow from operations less the purchase of property, equipment and intangible assets. Management believes this non-GAAP measure is useful to investors in understanding the cash generated or distributed within the current period for future use in operations.

Free Cash Flow Reconciliation (in thousands)	Nine months ended September 30,
	2015	2014	$ Change
Net cash used in operating activities	(5,466)	(1,712)	(3,754)
Purchase of property, equipment and intangibles	(488)	(1,391)	903
Free cash flow	$(5,954)	$(3,103)	$(2,851)

Liquidity and Capital Resources

Total assets at September 30, 2015 were $56.6 million compared to $66.5 million at December 31, 2014.  Cash, cash equivalents and short-term available-for-sale securities increased $8.5 million to $55.6 million at September 30, 2015 compared to the balance at December 31, 2014.  Total liabilities at September 30, 2015 were $4.0 million, including $1.9 million in participant deposits for fourth quarter 2015 travel.

Net cash used in operations was $5.5 million during the nine months ended September 30, 2015 compared to $1.7 million during the nine months ended September 30, 2014. This $3.8 million variance was primarily due to lower participant deposits due to a lower delegate count compared to 2014, partially offset by improved profitability year-over-year. Net cash provided by investing activities was $5.0 million during the first nine months of 2015 compared to net cash used in investing activities of $3.9 million during the first nine months of 2014.

On July 13, 2015, we announced our plan to cease operations and close our student and adult travel business by the end of 2015.  Following stockholder approval of the dissolution of the Company, the Board of Directors approved an initial liquidating distribution of $49.8 million, or $2.85 per share of common stock.  The distribution was paid on October 29, 2015 to stockholders of record as of the close of business on October 23, 2015.

Subject to uncertainties inherent in the winding up of its business, the Company may make one or more additional liquidating distributions, as the Company’s required contingency reserves may be released over time. However, no assurances can be made as to the ultimate amounts to be distributed, if any, or the timing of any such distributions. Any additional liquidating distributions will be made to the Company’s stockholders of record as of October 23, 2015, subject to clearance of trades effected through October 23, 2015.

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

(a)	Evaluation of disclosure controls and procedures

As of September 30, 2015, the end of the period covered by this report, our chief executive officer and principal finance and accounting officer reviewed, evaluated and concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) were effective.  These controls and procedures are designed to ensure information required to be disclosed in our Form 10-Q filed or submitted under the Exchange Act is recorded, processed, summarized, and reported on a timely basis, and has been accumulated and communicated to our management including our interim chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting

In the nine months ended September 30, 2015, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On various dates between May 2004 and May 2011, our Board of Directors authorized the repurchase of shares of our Common Stock in the open market or through private transactions (the “Repurchase Plan”). During the quarter ended September 30, 2015, there were no shares repurchased under the Repurchase Plan.

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

AMBASSADORS GROUP, INC.

Date: November 16, 2015	By:	/s/ PHILIP B. LIVINGSTON
Philip B. Livingston
Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification under Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002. (2)

(1) Filed herewith.

(2) This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section.  Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.